Form 10-Q
period 2009-12-31
Unilife Corp
filed 2010-03-24
CIK 1476170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34540

UNILIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1049354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
633 Lowther Road, Lewisberry, Pennsylvania 17339
(Address of principal executive offices)
Telephone: (717)938-9323
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 19, 2010, 52,614,250 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	December 31, 2009	June 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$41,354	$3,627
Accounts receivable	2,376	7,333
Inventories	1,398	1,097
Prepaid expenses and other current assets	538	223

Total current assets	45,666	12,280
Property, plant and equipment, net	15,936	9,137
Goodwill	11,235	10,235
Intangible assets, net	45	43
Other assets	196	517

Total assets	$73,078	$32,212

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,454	$1,103
Accrued expenses	908	6,097
Current portion of long-term debt	405	405
Deferred revenue	2,932	2,642

Total current liabilities	5,699	10,247
Long-term debt, less current portion	2,499	2,728
Deferred revenue	7,330	7,926

Total liabilities	15,528	20,901

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2009; none issued or outstanding as of December 31, 2009 and June 30, 2009	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2009; 51,784,437 and 36,625,802 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	518	366
Additional paid-in-capital	113,430	57,987
Accumulated deficit	(57,881)	(49,902)
Accumulated other comprehensive income	1,483	2,860

Total stockholders’ equity	57,550	11,311

Total liabilities and stockholders’ equity	$73,078	$32,212

See notes to the condensed consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$3,245	$5,822	$6,353	$8,127
Cost of sales	707	1,042	1,572	2,173

Gross profit	2,538	4,780	4,781	5,954

Operating expenses:
Research and development	287	216	686	347
Selling, general and administrative	7,517	5,241	11,259	7,663
Depreciation and amortization	776	155	1,031	299

Total operating expenses	8,580	5,612	12,976	8,309

Operating loss	(6,042)	(832)	(8,195)	(2,355)
Interest expense	14	106	61	231
Interest income	(252)	(165)	(257)	(285)
Other (income) expense, net	111	88	(20)	176

Net loss	$(5,915)	$(861)	$(7,979)	$(2,477)

Loss per share:
Basic loss per share	$(0.13)	$(0.03)	$(0.19)	$(0.07)

Diluted loss per share	$(0.13)	$(0.03)	$(0.19)	$(0.07)

See notes to the condensed consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)
(unaudited)

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of July 1, 2009	36,625,802	$366	$57,987	$(49,902)	$2,860	$11,311
Comprehensive loss:
Net loss	—	—	—	(7,979)	—	(7,979)
Foreign currency translation	—	—	—	—	(1,377)	(1,377)

Comprehensive loss						(9,356)
Share-based compensation expense	—	—	771	—	—	771
Issuance of common stock upon exercise of stock options	1,280,341	13	1,804	—	—	1,817
Issuance of common stock in connection with private placement, net of issuance costs	6,291,535	63	26,774	—	—	26,837
Issuance of common stock in connection with share purchase plan	4,253,426	43	20,237	—	—	20,280
Issuance of common stock to former shareholders	3,333,333	33	5,857	—	—	5,890

Balance as of December 31, 2009	51,784,437	$518	$113,430	$(57,881)	$1,483	$57,550

See notes to the condensed consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,979)	$(2,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,300	352
Share-based compensation expense	771	2,298
Loss on sale of property, plant and equipment	113	—
Changes in assets and liabilities
Accounts receivable	5,470	(1,884)
Inventories	(301)	273
Prepaid expenses and other current assets	(294)	(258)
Other assets	319	(202)
Accounts payable	319	(60)
Accrued expenses	117	(735)
Deferred revenue	(1,429)	11,051

Net cash (used in) provided by operating activities	(1,594)	8,358
Cash flows from investing activities
Purchases of property, plant and equipment	(7,562)	(361)

Net cash used in investing activities	(7,562)	(361)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	88
Proceeds from the issuance of common stock, net of issuance costs	47,117	—
Proceeds from the exercise of options to purchase common stock	1,817	38
Principal payments on long-term debt	(248)	(3,198)

Net cash provided by (used in) financing activities	48,686	(3,072)
Foreign currency exchange on cash	(1,803)	(292)

Net increase in cash and cash equivalents	37,727	4,633
Cash and cash equivalents at beginning of period	3,627	2,887

Cash and cash equivalents at end of period	$41,354	$7,520

Supplemental disclosure of cash flow information
Supplemental disclosure of non-cash activities
Conversion of convertible notes into common stock	—	$75
Issuance of common stock to former shareholders	$5,890	—

See notes to the condensed consolidated financial statements.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
PART I — FINANCIAL INFORMATION
1. Description of Business and Unaudited Financial Statements
Unilife Corporation (collectively with its consolidated subsidiaries, the “Company”) and subsidiaries is a medical device company focused on the design, development, manufacture and supply of a proprietary range of retractable syringes. The primary target customers for the Company’s products include pharmaceutical manufacturers and suppliers of medical equipment to healthcare facilities or patients who self-administer prescription medication. The Company also manufactures non-proprietary Class I and Class II medical devices, such as specialty syringes under contract for outsourcing customers.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2009 contained in its registration statement on Form 10.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Unilife Medical Solutions Limited, an Australian corporation (“UMSL”) and its wholly-owned subsidiaries. As described below, on January 27, 2010, a newly formed Delaware subsidiary, Unilife Corporation, became UMSL’s parent corporation. The condensed consolidated financial statements have been prepared in accordance with GAAP and in U.S. currency. All intercompany accounts and transactions have been eliminated in consolidation. References to the “Company” include Unilife Corporation and its consolidated subsidiaries, including UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.
On September 1, 2009, UMSL announced that it entered into a Merger Implementation Agreement with Unilife Corporation, pursuant to which shareholders and optionholders of UMSL would exchange their existing interests in UMSL for equivalent interests in Unilife Corporation and Unilife Corporation would become the parent or ultimate parent of UMSL and its subsidiaries. The redomiciliation transaction was approved by the Australian Federal Court and the shareholders and optionholders of UMSL and was completed on January 27, 2010. In the redomiciliation each holder of UMSL ordinary shares or share options received one share of common stock or one stock option, of Unilife Corporation for every six UMSL ordinary shares or share options, respectively, held by such holder, unless a holder of UMSL ordinary shares elected to receive, in lieu of common stock, Chess Depository Interests, or CDIs of Unilife (each representing one-sixth of a share of Unilife common stock) in which case such holder will receive one CDI of Unilife for each ordinary share of UMSL. All share and per share data have been retroactively restated to reflect the one for six share consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Inventories
Inventories consist primarily of plastic syringe components and include direct materials, direct labor and manufacturing overhead. Inventory is stated at the lower of cost or market, with cost determined using the first in, first out method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records estimated impairments in the periods in which they occur. Inventories consist of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Raw materials	$751	$567
Work in process	647	530

Total inventories	$1,398	$1,097

Goodwill and Intangible Assets
Goodwill is the excess of purchase price over the value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The estimated fair value of each reporting unit, if lower than the carrying value of the respective reporting unit (such carrying value determined after management allocation of certain shared assets), would then be allocated to the reporting unit’s net identifiable assets based on their respective estimated fair values. The remaining unallocated reporting unit’s fair value if any would then be compared to the carrying amount of that unit’s goodwill and, if lower, the Company would recognize an impairment charge to the extent of the deficiency. There were no impairments recorded to goodwill during the three and six months ended December 31, 2009 or 2008.
Definite-lived intangible assets include patents which are amortized on a straight-line basis over their estimated useful lives of 15 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. There were no impairments recorded on intangible assets during the three and six months ended December 31, 2009 or 2008.
The Company expenses costs related to internally developed patents as incurred.
Share-Based Compensation
The Company grants both stock options and shares as compensation to its employees, directors and consultants. Certain employee and director awards vest over stated service periods and others also require achievement of specific performance or market conditions. The Company expenses the grant date fair value of awards to employees and directors over their respective service periods or over the period from grant date to the date the required performance or market conditions are expected to be met, if shorter. To the extent that employee and director awards vest only upon the achievement of a specific performance or market condition, expense is recognized over the period from the date management determines that the conditions are achievable through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, and sometimes granted with future service, performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter end based on the fair value of the award at that date. The Company determines the fair value of stock options using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued based on a Barrier pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 3 for additional information regarding share-based compensation.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue Recognition
The Company recognizes revenue from licensing fees, industrialization efforts and products sold.
In early fiscal 2008, the Company granted an exclusive licensing arrangement to allow its pharmaceutical partner to use certain of the Company’s intellectual property in order and solely to develop in collaboration with the Company, the Company’s Unifill syringe for use in and sale to the pre-filled syringe market. The up-front, non-refundable fee paid for this license is being amortized over the expected life of the related agreement. In late fiscal 2009, the Company entered into an industrialization agreement with its pharmaceutical partner, retroactive to July 2008, under which the Company received payments upon achievement of certain pre-defined milestones in its development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Specific payment amounts and completion dates were established for each milestone payment. Revenue recognized is commensurate with the milestones achieved. Billings are similarly triggered and the Company has no future performance obligations related to previous milestone payments. Each milestone payment is non-refundable when made.
The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. These amounts were $0.4 million and $0.8 million during the three months ended December 31, 2009 and 2008, respectively and $1.1 million and $2.5 million during the six months ended December 31, 2009 and 2008, respectively.
Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”)”. SFAS 168 represents the last numbered standard issued by the FASB under the old (pre-codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, the FASB launched its new codification (i.e. the FASB Accounting Standards Codification — “ASC”). The codification supersedes existing GAAP for nongovernmental entities.
In May 2009, the FASB issued a new accounting standard included in ASC 855, Subsequent Events, formerly SFAS No. 165, “Subsequent Events.” ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for interim and annual periods ending after June 15, 2009. The Company evaluated subsequent events through the date the accompanying financial statements were issued.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASU 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact of the adoption of ASU 2009-13 on its consolidated financial statements.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-14 amends existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. ASU 2009-14 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of ASU 2009-14 unless it also elects early application of ASU 2009-13. The Company is evaluating the impact of the adoption of ASU 2009-14 on its consolidated financial statements.
3. Equity and Share-Based Compensation
During the three months ended December 31, 2009, the Company issued 10,544,961 shares of common stock and raised an aggregate of A$50.9 million ($47.1 million), net of issuance costs through a combination of a U.S. and Australian private placement and a share purchase plan for the Company’s Australian and New Zealand shareholders. The Company also issued options to purchase 3,145,767 shares for no additional consideration to the investors in the private placement. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. The Company also issued options to purchase 497,662 shares to certain brokers as consideration for their services in connection with the private placement, which are exercisable at A$5.10 per share. All of the options described above are immediately exercisable and will expire in November 2012. The proceeds from the private placement and the share purchase plan will be used to accelerate the expansion of the Company’s U.S. operational capabilities and production facilities, to purchase capital equipment and complete the industrialization program for the Unifill syringe.
Subsequent to December 31, 2009, in conjunction with the redomiciliation, the options issued in connection with the private placement will be accounted for as liabilities and marked to market every period.
While the private placement was conducted by the Company prior to the redomiciliation, all of the share numbers and share option exercise prices referred to above give effect to the share consolidation in connection with the redomiciliation (one share of the Company’s common stock equals six ordinary shares of UMSL).
On November 17, 2009, the Company issued 3,333,333 shares of common stock to former shareholders of Unitract Syringe Pty Limited. These shares were issued in full satisfaction of the Company’s obligation to the founders of that business.
The Company recognized share-based compensation expense related to stock options and grants of common stock to employees, directors and consultants of $0.2 million and $2.2 million during the three months ended December 31, 2009 and 2008, respectively and $0.8 million and $2.3 million during the six months ended December 31, 2009 and 2008, respectively. The total tax benefit recognized related to these awards was $0.1 million and $0.7 million during the three months ended December 31, 2009 and 2008, respectively and $0.2 million and $0.7 million during the six months ended December 31, 2009 and 2008, respectively, which was fully offset by changes in the Company’s valuation allowance.
Stock Options
The Company has granted stock options to certain employees and directors under the Employee Share Option Plan (the “Plan”). The Plan is designed to assist in the motivation and retention of employees and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain consultants outside of the Plan. The majority of the options to purchase common stock vests on the anniversary of the date of grant, which ranges from one to three years. Additionally, certain stock options vest upon the closing price of the Company’s common stock reaching certain minimum levels, as defined in the agreements. Finally, certain other stock options vest upon the meeting of certain Company milestones such as the signing of specific agreements and the completion of the Company’s anticipated listing on a U.S. stock exchange. As of December 31, 2009, the Company expects that all such market and performance conditions that have not currently been met will be met. Share-based compensation expense related to these awards is recognized on a straight-line basis over the related vesting term. The Plan does not provide for a fixed number of available shares. During the six months ended December 31, 2009, the Company granted 83,333 options to purchase common stock under the Plan.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2011, and on each January 1st thereafter, through January 1, 2019, the share reserve will automatically adjust so that it will equal 12.5% of the weighted average number of shares of common stock outstanding. As of December 31, 2009, there were no awards outstanding under the Stock Incentive Plan.
The following is a summary of the Plan and non-Plan stock option activity during the six months ended December 31, 2009:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2009	6,322,500	$1.58
Granted	3,726,762	8.00
Exercised	(1,280,341)	1.38
Cancelled	(433,332)	2.18

Outstanding as of December 31, 2009	8,335,589	$4.45	2.9	$14,422

Exercisable as of December 31, 2009	6,743,922	$5.24	2.7	$9,626

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended December 31, 2009 and 2008 was $3.5 million and $0.1 million respectively and during the six months ended December 31, 2009 and 2008 was $4.6 million and $0.1 million, respectively. Of the 1,591,667 non vested options, 83,333 are held by consultants.
The fair value of each stock option is estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions which are valued based on a Barrier option pricing model. The Company has not historically paid dividends to its shareholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of Australian bonds with a term equal to the expected term of the option. The expected volatility is based upon the historical share price of the Company’s common stock. The expected term of the stock options to purchase common stock is based upon the outstanding contractual term of the stock option on the date of grant. The Company used the following weighted-average assumptions in calculating the fair value of options granted during the six months ended December 31, 2009 and 2008.

	Six Months Ended December 31,
	2009	2008
Expected dividend yield	0%	0%
Risk-free interest rate	4.78%	4.76%
Expected volatility	80%	80%
Expected life (in years)	3.0	4.1
4. Land and Construction-in-Progress
In November 2009, the Company acquired a 38 acre block of land in York County, Pennsylvania for a purchase price of $2.0 million and entered into a development agreement with Keystone Redevelopment Group, LLC (“Keystone’) to develop its new 165,000 square foot office, manufacturing, warehousing and distribution facility to its specifications. In accordance with the agreement, Keystone is assisting the Company with the selection of, as well as the review and management of, architects, engineers, designers, contractors and other experts and consultants engaged to assist in the development of the new facility. Additionally, Keystone is assisting the Company in obtaining financing for the facility. Under the terms of the agreement, the Company will pay Keystone a total of $0.8 million.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has also entered into a construction agreement for the new facility for a total of 1.25% of the cost of work, which is estimated to be $0.3 million and an agreement with an architectural firm for design and structural, mechanical, and electrical engineering services for the new facility for a total cost of $1.6 million.
The Company estimates the cost of the facility to be approximately $27.0 million. This includes the projected construction costs, the projected manufacturing facility fit out costs and the fees described above.
The Company has provided for $8.0 million — $10.0 million in projected capital expenditures to be used towards the development of the new facility. At this stage, the Company intends to fund up to approximately $9.0 million of the development costs for the new facility out of our existing cash reserves, which includes amounts received in connection with the Company’s recent equity financing and will seek external financing for up to approximately $18.0 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies.
The Company began construction of its new facility in November 2009.
In November 2009, the Company signed a purchase agreement with Mikron Assembly Technology for the development and supply of a pilot automated assembly system to support the commercial production of its Unifill syringe. The development of the system began during December 2009, with scheduled completion and installation into the Company’s new facility during the fourth quarter of 2010. The Company anticipates that this automated assembly system will have a target production capacity of approximately 60.0 million units per year.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill during the six months ended December 31, 2009 are as follows:

(in thousands)
Balance as of July 1, 2009	$10,235
Foreign currency translation	1,000

Balance as of December 31, 2009	$11,235

In connection with the acquisition of Unitract Syringe Pty Limited in October 2002, the Company agreed to issue 1,666,667 shares of common stock to certain former shareholders of Unitract Syringe Pty Limited if the Company reported net income of at least A$6.5 million during any fiscal year prior to October 31, 2014, as amended. The agreement also provided for the issuance of an additional 1,666,667 shares of common stock upon the Company reporting net income of at least A$12.0 million during any fiscal year prior to October 31, 2014. During the year ended June 30, 2009, the Company met both the net income requirements, and as a result, has accrued for the issuance of 3,333,333 shares based upon the closing price of the Company’s common stock as of June 30, 2009. These shares were issued in November 2009 in full satisfaction of the Company’s obligation to the founders.
As of December 31, 2009, intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of December 31, 2009 and June 30, 2009 was $41,000 and $37,000 respectively, and future amortization expense is scheduled to be $5,000 annually.
6. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2009	June 30, 2009
	(in thousands)
Bank term loans	$2,532	$2,709
Pennsylvania State-assisted loans	372	424

	2,904	3,133
Less: current portion of long-term debt	405	405

Total long-term debt	$2,499	$2,728

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Bank term loans consist of four term loans payable. The loans bear interest at a rate of prime (3.25% as of December 31, 2009) plus 1.50%. (4.75% as of December 31, 2009) per annum and mature on dates ranging from December 2010 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventory and certain pieces of machinery and equipment and are subject to certain financial covenants which require the Company’s tangible assets to equal at least 10% of the balance sheet equity determined in accordance with GAAP. Under the term loan agreements, the Company is not permitted to pay cash dividends without the prior written consent of the lender. The Company was in compliance with these covenants as of December 31, 2009.
The Company has qualified for two Pennsylvania state-assisted loans for the purchase of specific machinery and equipment. These loans bear interest at rates ranging from 2.75% to 3.25% per annum and mature on dates ranging from July 2011 through July 2013. The borrowings under the state-assisted loans are collateralized by certain production equipment.
During the year ended June 30, 2008, the Company issued A$2.0 million (approximately $1.9 million) of convertible notes which were convertible into shares of the Company’s common stock at a conversion price of A$1.50 (approximately $1.44) per share. Interest was payable semi-annually at a rate of 12% per annum. A$0.1 million of these convertible notes were exchanged for 53,333 shares of the Company’s common stock during the six months ended December 31, 2008. All notes were converted by June 30, 2009.
7. Loss Per Share
The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Numerator
Net loss	$(5,915)	$(861)	$(7,979)	$(2,477)
Denominator
Weighted average number of shares used to compute basic loss per share	45,554,930	34,404,917	41,158,391	34,376,607
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted loss per share	45,554,930	34,404,917	41,158,391	34,376,607

Basic loss per share	$(0.13)	$(0.03)	$(0.19)	$(0.07)

Diluted loss per share	$(0.13)	$(0.03)	$(0.19)	$(0.07)

During the six months ended December 31, 2009 and 2008, options to purchase 8,335,589 and 5,572,500 shares of common stock were excluded from the computation of diluted loss per share, respectively, as their effect would have been anti-dilutive.
8. Contingencies
The Company is involved in, or has pending, various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
9. Business Alliance
On June 30, 2008, the Company signed an exclusive licensing agreement with a pharmaceutical company, sanofi-aventis, which was amended in June 2009. Under the amended agreement, the Company has granted sanofi-aventis an exclusive license to certain of the Company’s intellectual property in order and solely to develop, in collaboration with the Company, the Unifill syringe for use in and sale to the pre-filled syringe market within those therapeutic areas to be agreed upon between the Company and sanofi-aventis and a non-exclusive license outside those therapeutic areas that are exclusive to sanofi-aventis or after the expiration of the exclusive license with sanofi-aventis. The exclusive license granted thereunder has an initial term expiring on June 30, 2014, unless the Company and sanofi-aventis fail to agree upon the list of therapeutic areas that are exclusive to sanofi-aventis, in which event the exclusive license will have a term until June 29, 2012 for all therapeutic areas. If during the term of the exclusive license, sanofi-aventis has purchased the Unifill syringe for use with a particular drug product, sanofi-aventis will receive a ten-year extension of the term of the exclusive license, which extension will be reduced to five years if sanofi-aventis does not sell a minimum of 20,000 units of the product in any of the first five years of such ten-year extension period. Pursuant to the exclusive licensing agreement, sanofi-aventis has paid the Company a 10.0 million Euro ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up front payment as revenue and deferred $10.6 million which will be recognized on a straight-line basis over the remaining term of the agreement. During the three months ended December 31, 2009 and 2008, the Company recognized $0.7 million and $0.6 million of this up front payment as revenue, respectively. During the six months ended December 31, 2009 and 2008, the Company recognized $1.4 million and $1.2 million of this up front payment as revenue, respectively.
Under the exclusive licensing agreement, the Company is not precluded from using certain of its intellectual property to develop, license and sell any products in any market other than the ready-to-fill syringe market, or from entering into licensing or other business arrangements with other pharmaceutical companies for the ready-to-fill syringe market outside those therapeutic areas that are exclusive to sanofi-aventis, or after the expiration of the exclusive license with sanofi-aventis. If the Company grants a license to a third party in respect of the ready-to-fill syringe market, then the Company is required to pay sanofi-aventis 70% of any access, license or other upfront fee received from such third party for access to purchase the products until our payments to sanofi-aventis have totaled 10.0 million Euro, following which the Company is required to pay 30% of such fees it receives through the end of the initial exclusivity period. The Company is also required to pay sanofi-aventis an annual royalty payment of 5% of the revenue generated from any sale of the Unifill syringe to third parties, up to a maximum amount of 17.0 million Euro in such royalty payments.
Under a related industrialization agreement, signed on June 30, 2009, sanofi-aventis has agreed to pay the Company up to 17.0 million Euro ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. The industrialization program began in July 2008 and is scheduled to be completed by the end of 2010. The industrialization agreement requires sanofi-aventis to provide a list to the Company that specifies therapeutic drug classes for which it seeks to market the Unifill syringe on an exclusive basis. The Company and sanofi-aventis will then discuss the exclusivity list during a several month negotiation period, and if the list is agreed, sanofi-aventis will retain exclusive rights to the use of the product within these designated therapeutic drug classes until June 30, 2014, subject to the extension described above. If the Company and sanofi-aventis are unable to reach an agreement on the list, sanofi-aventis will retain full exclusivity across all therapeutic classes until July 1, 2012. Unless terminated earlier, the industrialization agreement has a term until the completion of the industrialization program. During the three months ended December 31, 2009 and 2008, the Company recognized $2.1 million and $4.4 million in revenue related to the milestones achieved, respectively. During the six months ended December 31, 2009 and 2008, the Company recognized $3.8 million and $4.4 million in revenue related to the milestones achieved, respectively.
The industrialization agreement provides that, subject to the full completion of the industrialization program, the parties will negotiate a supply agreement for the manufacture and purchase of the final product on a commercial scale. The supply agreement will provide that sanofi-aventis and its affiliates will purchase the final product exclusively from us, and the industrialization agreement provides that we are not required to commit more than 30% of our expected installed production capacity to sanofi-aventis and its affiliates for the 12 months following the receipt of a purchase order. Any order of sanofi-aventis, together with its other orders, that will exceed the 30% capacity limit will require up to a maximum of 24 months lead time before we are required to commence delivery of that order.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
10. Subsequent Events
On November 20, 2009, the Company’s compensation committee approved a new incentive package for its Chief Executive Officer, which includes the issuance of 1,166,000 shares of restricted stock and 834,000 options to purchase common stock under the Stock Incentive Plan. The new incentive package was approved by the shareholders on January 8, 2010 and the shares and options were issued on February 3, 2010. The vesting of the restricted stock is conditioned on the satisfaction of certain performance targets. The options to purchase common stock are exercisable at $6.64 per share and are exercisable through February 2015.
On February 25, 2010, the Company and sanofi-aventis executed a letter agreement, pursuant to which the parties agreed on a list of therapeutic drug classes within which sanofi-aventis has the exclusive right to purchase the Unifill syringe. Pursuant to the letter agreement and the exclusive licensing agreement previously entered into between the parties, as amended, sanofi-aventis has secured exclusivity for the Unifill syringe within the full therapeutic classes of antithrombotic agents and vaccines until June 30, 2014 and has also secured exclusivity in an additional six smaller subgroups that fall within other therapeutic classes that the Company believes represent new market opportunities in the pharmaceutical use of prefilled syringes.
During March 2010, the Company signed an exclusive five year agreement with a U.S. based pharmaceutical company to market its Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, the pharmaceutical partner is required to purchase a minimum of 1.0 million units of the Unitract 1 mL syringe per year during the term of the contract.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of our registration statement on Form 10 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
Certain statements in this Quarterly Reports on Form 10-Q may constitute forward looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” in our registration statement on Form 10 and those described from time to time in other reports which we file with the Securities and Exchange Commission.
Redomiciliation
On January 27, 2010, Unilife Medical Solutions Limited, an Australian corporation (“UMSL”), completed a redomiciliation from Australia to the State of Delaware pursuant to which shareholders and option holders of UMSL exchanged their interests in UMSL for equivalent interests in Unilife Corporation, a Delaware corporation (“Unilife”) and Unilife became the parent company of UMSL and its subsidiaries. The redomiciliation was conducted by way of schemes of arrangement under Australian law. The issuance of Unilife common stock and stock options under the schemes of arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The redomiciliation was approved by the Australian Federal Court, and approved by UMSL shareholders and optionholders.
Under the schemes, holders of UMSL ordinary shares or share options received one share of Unilife common stock or an option to purchase one share of Unilife common stock, for every six UMSL ordinary shares or share options, respectively, held by such holders, unless the holder elected to receive in lieu of Unilife common stock, Chess Depositary Interests of Unilife, or CDIs (each representing one-sixth of one share of Unilife common stock, in which case such holder received one CDI for every UMSL ordinary share. All share and per share amounts in this Form 10-Q have been restated to reflect the one for six share consolidation effected in connection with the redomiciliation.
On February 16, 2010, Unilife’s common stock began trading on the Nasdaq Global Market under the symbol “UNIS.”
Overview
We are a U.S.-based medical device company focused on the design, development, manufacture and supply of a proprietary range of retractable syringes. Primary target customers for our products include pharmaceutical manufacturers and suppliers of medical equipment to healthcare facilities and patients who self-administer prescription medication. All of our syringes incorporate automatic and fully-integrated safety features which are designed to protect those at risk of needlestick injuries and other unsafe injection practices.
Our main product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic partnership with sanofi-aventis, a large global pharmaceutical company, pursuant to which it has paid us a 10.0 million Euro exclusivity fee and has committed to pay us up to an additional 17.0 million Euro to fund our industrialization program for the Unifill syringe. Upon the scheduled completion of the industrialization program in late 2010, we expect to commence the supply and sale of the Unifill syringe to sanofi-aventis. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe.

In addition, we have recently begun to manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Lewisberry, Pennsylvania. Our Unitract 1mL syringes are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin. We have recently begun U.S. production of this syringe, which we expect to release commercially during the first half of calendar 2010.
Recent Business Developments
Equity Financing
During the three months ended December 31, 2009, we raised an aggregate of A$50.9 million ($47.1 million), net of issuance costs through a combination of a U.S. and Australian private placement and a share purchase plan for our Australian and New Zealand shareholders. We also issued options to purchase 3.1 million shares for no additional consideration to the investors in the private placement. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. We also issued options to purchase 497,662 shares to certain brokers as consideration for their services in connection with the private placement, which are exercisable at A$5.10 per share. All of the options described above are immediately exercisable and will expire in November 2012. The proceeds from the private placement and the share purchase plan will be used to accelerate the expansion of our U.S. operational capabilities and production facilities, to purchase capital equipment and complete the industrialization program for the Unifill syringe.
Pennsylvania Economic Development Assistance
In October 2009, we accepted a $5.2 million offer of assistance from the Commonwealth of Pennsylvania. The offer includes $2.0 million for the development of our new global headquarters and manufacturing facility as well as up to $2.0 million in low-interest financing loans for land, building, acquisition and construction costs. The offer also includes a $0.5 million opportunity grant as well as $0.5 million in tax credits. Finally, the offer includes up to $0.2 million for the reimbursement of eligible job training costs. The offer is based on our proposed project being expected to create more than 200 new full-time jobs by December 31, 2012, to retain our 97 existing employees and to have a total cost of $86.0 million and is contingent upon us submitting complete applications for each of these programs. The $2.0 million for the development of our new global headquarters and manufacturing facility is contingent on the Pennsylvania legislature passing legislation raising the authorized debt level for the program under which that portion of the assistance would be provided. As the offer of assistance requires us to make formal applications for these programs, there may be a number of contingencies relating to the amount, if any, of funds that we may receive, the period over which we may receive those funds and our right to retain any funds that we do receive. We may have obligations under the programs that we may be unable to fulfill. We expect that these contingencies and our obligations under the programs will be more clearly identified during the application process. As a result, at this time, we cannot assure you that we will receive or have the right to retain all or any of the assistance for our current development project or otherwise.
Development of New Global Headquarters and Manufacturing Facility
In November 2009, we acquired a 38 acre block of land in York County, Pennsylvania for a purchase price of $2.0 million and entered into a development agreement with Keystone Redevelopment Group, LLC (“Keystone’) to develop our new 165,000 square foot office, manufacturing, warehousing and distribution facility to our specifications. In accordance with the agreement, Keystone is assisting us with the selection of, as well as the review and management of, architects, engineers, designers, contractors and other experts and consultants engaged to assist in the development of the new facility. Additionally, Keystone is assisting us in obtaining financing for the facility. Under the terms of the agreement, we will pay Keystone a total of $0.8 million.
We have also entered into a construction agreement for the new facility for a total of 1.25% of the cost of work, which is estimated to be $0.3 million, and an agreement with an architectural firm for design and structural, mechanical, and electrical engineering services for the new facility for a total cost of $1.56 million.

We estimate the cost of the facility to be approximately $27.0 million. This includes the projected construction costs, the projected manufacturing facility fit out costs and the fees described above.
We have provided for $8.0 million — $10.0 million in projected capital expenditures to be used towards the development of the new facility. At this stage, we intend to fund up to approximately $9.0 million of the development costs for the new facility out of its existing cash reserves, which includes amounts received in connection with our recent equity financing and will seek external financing for up to approximately $18.0 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies.
We began construction of our new facility in November 2009.
Purchase of Machinery from Mikron
In November 2009, we signed a purchase agreement with Mikron Assembly Technology for the development and supply of a pilot automated assembly system to support the commercial production of our Unifill syringe. The development of the system began during December 2009, with scheduled completion and installation into our new facility during the fourth quarter of 2010. We anticipate that this automated assembly system will have a target production capacity of approximately 60.0 million units per year.
Compensation to Chief Executive Officer
In November 2009, our Compensation Committee approved a new incentive package for our Chief Executive Officer, which includes the issuance of 1,166,000 shares of restricted stock and 834,000 options to purchase common stock under our 2009 Stock Incentive Plan. The new incentive package was approved by shareholders in January 2010 and the shares and options were issued in February 2010. The vesting of the restricted stock is conditioned on the satisfaction of certain performance targets. The options to purchase common stock are exercisable at $6.64 per share and are exercisable through February 2015.
Letter Agreement with sanofi-aventis
On February 25, 2010, we executed a letter agreement with sanofi-aventis, pursuant to which the parties agreed on a list of therapeutic drug classes within which sanofi-aventis has the exclusive right to purchase the Unifill syringe. Pursuant to the letter agreement and the exclusive licensing agreement previously entered into between the parties, as amended, sanofi-aventis has secured exclusivity for the Unifill syringe within the full therapeutic classes of antithrombotic agents and vaccines until June 30, 2014 and has also secured exclusivity in an additional six smaller subgroups that fall within other therapeutic classes that we believe represents new market opportunities in the pharmaceutical use of prefilled syringes.
Agreement with Pharmaceutical Partner
During March 2010, we signed an exclusive five year agreement with a U.S. based pharmaceutical company to market our Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, the pharmaceutical partner is required to purchase a minimum of 1.0 million units of the Unitract 1 mL syringe per year during the term of the contract.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates, judgments and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes.
Our critical accounting policies and estimates are described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Registration Statement on Form 10. There have been no changes in critical accounting policies in the current year from those described in our Registration Statement on Form 10.

Results of Operations
The following table summarizes our results of operations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues	$3,245	$5,822	$6,353	$8,127
Cost of sales	707	1,042	1,572	2,173

Gross profit	2,538	4,780	4,781	5,954

Operating expenses:
Research and development	287	216	686	347
Selling, general and administrative	7,517	5,241	11,259	7,663
Depreciation and amortization	776	155	1,031	299

Total operating expenses	8,580	5,612	12,976	8,309

Operating loss	(6,042)	(832)	(8,195)	(2,355)
Interest expense	14	106	61	231
Interest income	(252)	(165)	(257)	(285)
Other (income) expense, net	111	88	(20)	176

Net loss	$(5,915)	$(861)	$(7,979)	$(2,477)

Loss per share:
Basic loss per share	$(0.13)	$(0.03)	$(0.19)	$(0.07)

Diluted loss per share	$(0.13)	$(0.03)	$(0.19)	$(0.07)

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Revenues. Revenues decreased by $2.6 million or 44.3%. Revenues from our industrialization agreement with sanofi-aventis decreased from $4.4 million to $2.1 million due to the nature and timing of milestones achieved during the three months ended December 31, 2009. Revenues from our exclusive licensing agreement with sanofi-aventis increased from $0.6 million to $0.7 million. We have recognized and will continue to recognize the revenue from this agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in Euro, variations in revenues from this agreement between periods results from fluctuations in foreign currency translation rates. Revenues from our contract manufacturing business decreased from $0.8 million to $0.4 million, principally because most of our efforts have been devoted to the development of the Unifill syringe in 2009.
Cost of sales. Cost of sales decreased by $0.3 million or 32.1%. The decrease was primarily attributable to a reduction in contract manufacturing sales and development activity, as no cost of sales were associated with the revenue recognized under the exclusive licensing and industrialization agreements.
Research and development expenses. Research and development expenses increased by $0.1 million, or 32.9% primarily as a result of additional expenditures to finalize the product specifications of our Unifill syringe.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.3 million or 43.4%. During the later part of fiscal 2009, we increased the workforce at our Lewisberry, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the three months ended December 31, 2009 of $3.1 million, an increase of $2.1 million compared to the same period last year. Additionally, during the three months ended December 31, 2009, we incurred legal and consulting fees of $2.3 million, an increase of $1.8 million compared to the same period last year. The increase was due primarily to the expenses we incurred related to our redomiciliation and Nasdaq listing. These amounts were partially offset by $2.0 million less of share-based compensation expense which decreased from $2.2 million in 2008 to $0.2 million in 2009. The higher 2008 share-based compensation expense related primarily to the $1.5 million expense recorded in December 2008 for the issuance of 1.7 million shares of common stock to our Chief Executive Officer.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.6 million or 400.6%, which was primarily attributable to $5.8 million we spent to purchase additional property, plant and equipment during the three months ended December 31, 2009. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of pilot machinery for the Unifill syringe.
Interest expense. Interest expense decreased by $0.1 million, primarily as a result of lower levels of outstanding debt. We expect that our interest expense will increase significantly in the future as we are seeking to obtain approximately $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income increased by $0.1 million, primarily as a result of fluctuations in interest rates.
Other expense. Other expense during the three months ended December 31, 2009 and 2008 was $0.1 million.
Income taxes. Due to the significant net operating losses recorded over the recent years, the Company fully offsets any related income tax benefits with increases to its valuation allowance, thereby resulting in no income tax provision or benefit recorded during the three months ended December 31, 2009 and 2008.
Loss per share. Due to the factors described above, net loss for the three months ended December 31, 2009 and 2008 was $5.9 million and $0.9 million, respectively. Basic and diluted loss per share was $0.13 and $0.03, respectively, on weighted average shares outstanding of 45,554,930 and 34,404,917, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our recent equity financing.
Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
Revenues. Revenues decreased by $1.8 million or 21.8%. The decrease was primarily attributable to a decrease of $0.6 million related to changes in foreign currency translation rates on revenue recognized under our industrialization agreement with sanofi-aventis based on milestones achieved during the six months ended December 31, 2009. During the six months ended December 31, 2009, there was significant appreciation of the Euro against the Australian dollar. Revenues from our exclusive licensing agreement with sanofi-aventis increased from $1.2 million to $1.4 million. We have recognized and will continue to recognize the revenue from this agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in Euro, variations in revenues from this agreement between periods results from fluctuations in foreign currency translation rates. Revenues from our contract manufacturing business decreased from $2.5 million to $1.1 million principally because most of our efforts have been devoted to the development of the Unifill syringe in 2009.
Cost of sales. Cost of sales decreased by $0.6 million or 27.7%. The decrease was primarily attributable to a reduction in contract manufacturing sales and development activity, as no cost of sales were associated with the revenue recognized under the exclusive licensing and industrialization agreements.
Research and development expenses. Research and development expenses increased by $0.3 million, or 97.7% primarily as a result of additional expenditures to finalize the product specifications of our Unifill syringe.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.6 million or 46.9%. During the later part of fiscal 2009, we increased the workforce at our Lewisberry, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the six months ended December 31, 2009 of $4.7, an increase of $2.7 million compared to the same period last year Additionally, during the six months ended December 31, 2009, we incurred legal and consulting fees of $2.9 million an increase of $1.8 million compared to the same period last year. The increase was due primarily to expenses we incurred related to our redomicilation and Nasdaq listing. These amounts were partially offset by $1.5 million less of share-based compensation expense which decreased from $2.3 million in 2008 to $0.7 million in 2009. The higher 2008 share-based compensation expense related to the expense recorded in December 2008 for the issuance of 1.7 million shares of common stock to our Chief Executive Officer.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.7 million or 244.8% which was primarily attributable to $7.6 million we spent to purchase additional property, plant and equipment during the six months ended December 31, 2009. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of pilot machinery for the Unifill syringe.
Interest expense. Interest expense decreased by $0.2 million, primarily as a result of lower levels of outstanding debt. We expect that our interest expense will increase significantly in the future as we are seeking to obtain approximately $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income during the six months ended December 31, 2009 and 2008 was $0.3 million.
Other (income) expense. Other income during the six months ended December 31, 2009 was $0.1 million compared to other expense of $0.2 million during the six months ended December 31, 2008. The change was primarily a result of the appreciation of the U.S. dollar against the Australian dollar.
Income taxes. Due to the significant net operating losses recorded over the recent years, the Company fully offsets any related income tax benefits with increases to its valuation allowance, thereby resulting in no income tax provision or benefit recorded for the six months ended December 31, 2009 and 2008.
Loss per share. Due to the factors described above, net loss for the six months ended December 31, 2009 and 2008 was $8.0 million and $2.5 million, respectively. Basic and diluted loss per share was $0.19 and $0.07, respectively, on weighted average shares outstanding of 41,158,391 and 34,376,607, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our recent equity financing.
Liquidity and Capital Resources
To date, we have funded our operations primarily from a combination of equity issuances by UMSL prior to the redomiciliation, borrowings under our bank term loans and payments from sanofi-aventis under our exclusive licensing and industrialization agreements. As of December 31, 2009, cash and cash equivalents were $41.4 million and our debt was $2.9 million. As of June 30, 2009, cash and cash equivalents were $3.6 million and our debt was $3.1 million. As described above under “Equity Financing,” since July 1, 2009, we have also raised approximately A$50.9 million ($47.1 million), net of issuance costs, in equity financing. We also expect to receive $5.2 million in assistance from the Commonwealth of Pennsylvania as described under “Recent Business Developments” and 5.5 million Euro of additional milestone-based payments from sanofi-aventis under the industrialization agreement during fiscal 2010. We believe that our cash on hand, together with the amounts described above will be sufficient to fund our operations and business expansion activities (other than the full development of a new manufacturing facility) through the second quarter of fiscal 2011.
We are in the process of developing a new manufacturing facility in central Pennsylvania. We estimate the total cost of the development to be approximately $27.0 million. We intend to fund approximately $9.0 million of the cost from our own cash reserves and seek external financing for up to approximately $18.0 million for construction during the next 12 months.
We funded the costs of the redomiciliation through cash from operations and cash on hand. These expenditures have been expensed as incurred. Additionally, we will incur increased costs as a result of becoming a U.S. reporting company, primarily in areas of human resources, tax, risk management, accounting and financial reporting, investor relations, legal and other services.
We expect that the costs we will incur in connection with the completion of our industrialization program will be offset by the revenue we earn under the industrialization agreement with sanofi-aventis.
The following table summarizes our cash flows during the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
	2009	2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,594)	$8,358
Investing activities	(7,562)	(361)
Financing activities	48,686	(3,072)

Net Cash (Used In) Provided by Operating Activities
Net cash used in operating activities during the six months ended December 31, 2009 was $1.6 million compared to net cash provided by operating activities of $8.4 million during the six months ended December 31, 2008. The decrease in cash flow was primarily due to the 2008 receipt of $13.0 million under the exclusive licensing agreement with sanofi-aventis, $1.2 million of which was recognized as revenue during the six months ended December 31, 2008.
Net Cash Used in Investing Activities
Net cash used in investing activities increased by $7.2 million during the six months ended December 31, 2009, primarily due to costs incurred in connection with the purchase of machinery related to the pilot lines for our Unifill syringe as well as the purchase of the land in connection with our new headquarters and manufacturing facility.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the six months ended December 31, 2009 was $48.7 million compared to net cash used in financing activities of $3.1 million during the six months ended December 31, 2008. During the six months ended December 31, 2009, we received $47.1 million from the issuance of common stock related to our private placement and share purchase plan, and $1.8 million upon the exercise of stock options. During the six months ended December 31, 2008, we elected to terminate a licensing agreement that we determined was no longer consistent with our business strategies, and, as a final settlement, we repaid $2.3 million of the $3.0 million that we had originally received in 2008 under the licensing agreement, while retaining $0.7 million to cover related legal fees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
Our exposure to interest rate risk is limited to our cash that is invested in money market funds with highly liquid short term investments and our variable interest rate term loans. We currently do not utilize derivative instruments to mitigate changes in interest rates.
Foreign Currency Exchange Rate Fluctuations
The majority of our revenues are derived from payments under our industrialization agreement received in euros while we incur most of our expenses in U.S. dollars and Australian dollars. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenues and expenses of our non-U.S. entities using the average exchange rate during the applicable period. We currently do not utilize options or forward contracts to mitigate changes in foreign currency exchange rates.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our management with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such terms is defined in Rules 13a-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control
There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended December 31, 2009, we issued and sold the following securities that were not registered under the Securities Act:
In October and November 2009, we issued 6,291,535 shares and options to purchase 3,643,329 shares in connection with a private placement for aggregate proceeds of $29.4 million (A$32.1 million). The issuances of these shares and options were exempt from registration pursuant to Regulation S and/or Regulation D under the Securities Act.
In conjunction with the private placement referenced in the immediately preceding paragraph, on November 17, 2009, we issued 4,218,338 ordinary shares to certain shareholders Australian and New Zealand for aggregate proceeds of $20.1 million (A$21.5 million) pursuant to a share purchase plan. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act.
On November 17, 2009, we issued 35,088 ordinary shares to certain U.S. employees for aggregate proceeds of $0.2 million. The issuance of these shares was exempt from registration pursuant to Rule 701 under the Securities Act.
On November 17, 2009, we issued an aggregate of 3,333,333 ordinary shares to four founders of UMSL pursuant to an agreement between UMSL and the founders, which required UMSL to issue certain number of shares to the founders depending on the results of our operations. These shares were in full satisfaction of our obligations to the founders. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act.
During the six months ended December 31, 2009, we issued 1,280,341 ordinary shares upon the exercise of stock options for aggregate proceeds of $1.8 million (A$2.0 million). The issuance of these shares was exempt from registration pursuant to Rule 701 and/or Regulation S under the Securities Act.

Item 5.	Other Information
Submission of Matters to Vote of Security Holders
November 13, 2009 Extraordinary Meeting
On November 13, 2009, UMSL held an extraordinary meeting of shareholders to consider the following resolutions:
Resolution 1 — Approval of Proposed Issue of Additional Shares under the Placement

Resolution 2 — Approval of Proposed Issue of Firm Placement Options under the Placement

Resolution 3 — Approval of Proposed Issue of Additional Placement Options under the Placement

Resolution 4 — Approval of Proposed Issue of Options to Brokers

Resolution 5 — Approval of placement of shortfall shares under the Share Purchase Plan

Resolution 6 — Ratification of Issue of Firm Shares under the Placement

Each of the resolutions put to the meeting was passed on a show of hands. The following sets forth information regarding the voting of proxies for the resolutions put to the meeting (all proxy votes shown in the table have been amended to reflect the one-for-six share consolidation effected in connection with the redomiciliation. However, they do not take into account the rounding of fractional entitlements under the share scheme. It is for this reason that the results disclosed below differ from those previously released on the Australian Securities Exchange):

Resolution Number	Resolution 1	Resolution 2	Resolution 3	Resolution 4	Resolution 5	Resolution 6

Total number of proxy votes exercisable by proxies validly appointed	10,168,892	10,168,892	10,168,892	10,168,892	10,168,892	10,168,892

Total number of proxy votes in respect of which the appointments specified that:

• The proxy is to vote for the resolution	8,605,436	8,076,778	8,138,478	10,097,822	9,608,040	8,554,128

• The proxy is to vote against the resolution	72,796	476,098	531,270	374,858	232,569	109,038

• The proxy is to abstain on the resolution	1,106	9,589	9,589	17,518	745,479	14,009

• The proxy may vote at the proxy’s discretion	1,367,562	1,367,562	2,902,205	1,773,159	1,800,109	1,369,562
Resolution 5 was not put to the meeting for voting as there was no shortfall under the Share Purchase Plan.
Annual General Meeting
On November 30, 2009, UMSL held its annual general meeting to consider the following resolutions:
Resolution 1 — Adoption of Remuneration Report

Resolution 2 — Re-election of Jeff Carter
Each of the resolutions put to the meeting was passed on a show of hands (although Resolution #1 was advisory only and does not bind the directors of the Company). The following sets forth information regarding the voting of proxies for the resolutions put to the meeting (all proxy votes shown in the table have been amended to reflect the one-for-six share consolidation effected in connection with the redomiciliation. However, they do not take into account the rounding of fractional entitlements under the share scheme. It is for this reason that the results disclosed below differ from those previously released on the Australian Securities Exchange):

	Resolution	Resolution
Resolution Number	1	2
Total number of proxy votes exercisable by proxies validly appointed	13,312,054	13,312,054

Total number of proxy votes in respect of which the appointments specified that:

• The proxy is to vote for the resolution	10,938,905	11,374,294

• The proxy may vote at the proxy’s discretion	1,715,845	1,712,362

• The proxy is to vote against the resolution	524,884	197,437

• The proxy is to abstain on the resolution	132,421	27,962

Item 6.	Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Exhibit	Description
No.	of Exhibit
10.1	Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan

10.2	Form of Unilife Corporation Nonstatutory Stock Option Notice

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (principal financial officer)

32.1	Section 1350 Certification (principal executive officer)

32.2	Section 1350 Certification (principal financial officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNILIFE CORPORATION

Date: March 23, 2010	/s/ Daniel Calvert Daniel Calvert
Chief Financial Officer