Form 10-Q
period 2010-03-31
Unilife Corp
filed 2010-05-17
CIK 1476170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34540

UNILIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1049354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
633 Lowther Road, Lewisberry, Pennsylvania 17339
(Address of principal executive offices)
Telephone: (717)938-9323
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2010, 54,355,770 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2010	June 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$24,805	$3,627
Short-term investments	9,195	—
Accounts receivable	1,733	7,333
Inventories	713	1,097
Prepaid expenses and other current assets	1,079	223

Total current assets	37,525	12,280
Property, plant and equipment, net	17,657	9,137
Goodwill	11,557	10,235
Intangible assets, net	45	43
Other assets	260	517

Total assets	$67,044	$32,212

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$975	$1,103
Accrued expenses	654	6,097
Current portion of long-term debt	1,702	405
Deferred revenue	2,348	2,642

Total current liabilities	5,679	10,247
Long-term debt, less current portion	1,139	2,728
Deferred revenue	7,631	7,926

Total liabilities	14,449	20,901

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2010; none issued or outstanding as of March 31, 2010 and June 30, 2009	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 2010; 54,355,770 and 36,625,802 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	543	366
Additional paid-in-capital	119,399	57,987
Accumulated deficit	(69,945)	(49,902)
Accumulated other comprehensive income	2,598	2,860

Total stockholders’ equity	52,595	11,311

Total liabilities and stockholders’ equity	$67,044	$32,212

See notes to the condensed consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues	$2,417	$4,146	$8,770	$12,273
Cost of sales	569	654	1,835	2,774

Gross profit	1,848	3,492	6,935	9,499

Operating expenses:
Research and development	6,269	274	6,955	621
Selling, general and administrative	7,638	3,144	18,897	10,807
Depreciation and amortization	390	303	1,727	655

Total operating expenses	14,297	3,721	27,579	12,083

Operating loss	(12,449)	(229)	(20,644)	(2,584)
Interest expense	30	48	91	279
Interest income	(450)	(47)	(707)	(332)
Other expense	35	41	15	217

Net loss	$(12,064)	$(271)	$(20,043)	$(2,748)

Loss per share:
Basic loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.08)

Diluted loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.08)

See notes to the condensed consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands, except share data)
(unaudited)

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance as of July 1, 2009	36,625,802	$366	$57,987	$(49,902)	$2,860	$11,311
Comprehensive loss:
Net loss	—	—	—	(20,043)	—	(20,043)
Foreign currency translation	—	—	—	—	(262)	(262)

Comprehensive loss						(20,305)
Issuance of options to purchase common stock	—	—	1,831	—	—	1,831
Issuance of common stock to employees	833,333	8	4,331	—	—	4,339
Issuance of restricted stock	1,738,000	17	578	—	—	595
Issuance of common stock upon exercise of stock options	1,280,341	13	1,804	—	—	1,817
Issuance of common stock in connection with private placement and share purchase plan net of issuance costs	10,544,961	106	47,011	—	—	47,117
Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	3,333,333	33	5,857	—	—	5,890

Balance as of March 31, 2010	54,355,770	$543	$119,399	$(69,945)	$2,598	$52,595

See notes to the condensed consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(20,043)	$(2,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,727	655
Share-based compensation expense	6,765	2,675
Changes in assets and liabilities:
Accounts receivable	5,744	(2,872)
Inventories	384	(579)
Prepaid expenses and other current assets	(821)	(337)
Other assets	255	5
Accounts payable	(150)	(291)
Accrued expenses	(604)	1,138
Deferred revenue	(2,009)	10,437

Net cash (used in) provided by operating activities	(8,752)	8,083
Cash flows from investing activities
Purchases of property, plant and equipment	(9,604)	(1,310)
Purchases of certificates of deposit	(9,106)	—

Net cash used in investing activities	(18,710)	(1,310)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	88
Proceeds from the issuance of common stock, net of issuance costs	47,117	—
Proceeds from the exercise of options to purchase common stock	1,817	38
Principal payments on long-term debt	(311)	(3,309)
Increase in restricted cash	433	—

Net cash provided by (used in) financing activities	49,056	(3,183)
Foreign currency exchange on cash	(416)	(1,023)

Net increase in cash and cash equivalents	21,178	2,567
Cash and cash equivalents at beginning of period	3,627	2,887

Cash and cash equivalents at end of period	$24,805	$5,454

Supplemental disclosure of cash flow information
Conversion of convertible notes into common stock	—	$75
Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	$5,890	—

See notes to the condensed consolidated financial statements.

Unilife Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
PART I — FINANCIAL INFORMATION
1. Description of Business and Unaudited Financial Statements
Unilife Corporation (collectively with its consolidated subsidiaries, the “Company”) and subsidiaries is a medical device company focused on the design, development, manufacture and supply of a proprietary range of retractable syringes. The primary target customers for the Company’s products include pharmaceutical manufacturers and suppliers of medical equipment to healthcare facilities and distributors to patients who self-administer prescription medication. The Company also manufactures non-proprietary Class I and Class II medical devices, such as specialty syringes, under contract for outsourcing customers.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
On September 1, 2009, Unilife Medical Solutions Limited, an Australian Corporation, (“UMSL”) entered into a Merger Implementation Agreement with Unilife Corporation, a newly formed Delaware subsidiary of UMSL, pursuant to which stockholders and option holders of UMSL would exchange their existing interests in UMSL for equivalent interests in Unilife Corporation and Unilife Corporation would become the parent or ultimate parent of UMSL and its subsidiaries. The redomiciliation transaction was approved by the Australian Federal Court and the shareholders and option holders of UMSL and was completed on January 27, 2010. In the redomiciliation each holder of UMSL ordinary shares or share options received one share of common stock or one stock option, of Unilife Corporation for every six UMSL ordinary shares or share options, respectively, held by such holder, unless a holder of UMSL ordinary shares elected to receive, in lieu of common stock, Chess Depository Interests, or CDIs of Unilife (each representing one-sixth of a share of Unilife common stock) in which case such holder received one CDI of Unilife for each ordinary share of UMSL. All share and per share data have been retroactively restated to reflect the one for six share recapitalization.
References to the “Company” include Unilife Corporation and its consolidated subsidiaries, including UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition and share-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Inventories
Inventories consist primarily of plastic syringe components and include direct materials, direct labor and manufacturing overhead. Inventories are stated at the lower of cost or market, with cost determined using the first in, first out method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records estimated impairments in the periods in which they occur. Inventories consist of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Raw materials	$654	$567
Work in process	59	530

Total inventories	$713	$1,097

Share-Based Compensation
The Company grants stock options, restricted stock and common stock as compensation to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 3 for additional information regarding share-based compensation.
Revenue Recognition
The Company recognizes revenue from licensing fees, industrialization efforts and product sales.
In June 2008, the Company entered into an exclusive licensing arrangement to allow its pharmaceutical partner to use certain of the Company’s intellectual property in order and solely to develop in collaboration with the Company, the Company’s Unifill syringe for use in and sale to the pre-filled syringe market. The 10.0 million Euro up-front, non-refundable fee paid for this license is being amortized over the expected life of the related agreement. In late fiscal 2009, the Company entered into an industrialization agreement with its pharmaceutical partner, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in its development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and the Company has no future performance obligations related to previous milestone payment as each milestone payment is non-refundable when received.
The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales were $0.6 million and $0.6 million during the three months ended March 31, 2010 and 2009, respectively and $1.7 million and $3.1 million during the nine months ended March 31, 2010 and 2009, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
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

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASU 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact the adoption of ASU 2009-13 will have on its consolidated financial statements.
3. Equity Transactions and Share-Based Compensation
During the nine months ended March 31, 2010, the Company issued 10,544,961 shares of common stock and raised an aggregate of A$50.9 million ($47.1 million), net of issuance costs through a combination of a U.S. and Australian private placement and a share purchase plan for the Company’s Australian and New Zealand shareholders. The Company also issued options to purchase 3,145,767 shares of common stock for no additional consideration to the investors in the private placement. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. The Company also issued options to purchase 497,662 shares of common stock to certain brokers as consideration for their services in connection with the private placement, which are exercisable at A$5.10 per share. All of the options described above are immediately exercisable and will expire in November 2012. The proceeds from the private placement and the share purchase plan will be used to accelerate the expansion of the Company’s U.S. operational capabilities and production facilities, to purchase capital equipment and complete the industrialization program for the Unifill syringe.
On November 17, 2009, the Company issued 3,333,333 shares of common stock to the former shareholders of Unitract Syringe Pty Limited. These shares were issued in full satisfaction of the Company’s obligation for the purchase of that business which had been accrued for on the date of purchase.
On January 14, 2010, the Company issued 833,333 fully vested shares of common stock to certain employees in consideration of their transfer to the Company of certain intellectual property rights and recognized $4.3 million of share-based compensation expense classified in research and development expense.
The Company recognized total share-based compensation expense related to stock options, grants of restricted stock and common stock to employees, directors and consultants of $6.0 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively and $6.8 million and $2.7 million during the nine months ended March 31, 2010 and 2009, respectively.
Stock Options
The Company has granted stock options to certain employees and directors under the Employee Share Option Plan (the “Plan”). The Plan is designed to assist in the motivation and retention of employees and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain consultants outside of the Plan. The majority of the options to purchase common stock vest on the anniversary of the date of grant, which ranges from one to three years. Additionally, certain stock options vest upon the closing price of the Company’s common stock reaching certain minimum levels, as defined in the agreements. Finally, certain other stock options vest upon the meeting of certain performance milestones such as the signing of specific agreements and the completion of the Company’s anticipated listing on a U.S. stock exchange. As of March 31, 2010, the Company expects that all such performance conditions that have not currently been met will be met. Share-based compensation expense related to options granted to employees is recognized on a straight-line basis over the related vesting term. Share-based compensation expense related to options granted to consultants is recognized ratably over each vesting tranche of the options.
During the nine months ended March 31, 2010, the Company granted a total of 383,333 options to purchase common stock to certain employees and directors under the Plan. The options are exercisable at prices ranging from A$2.10 to A$7.20 per share and vest over a period of three years. The weighted-average grant date fair value of the options is $2.08 per share.
During the nine months ended March 31, 2010, the Company granted a total of 3,643,429 options to purchase common stock outside the Plan in connection with the Company’s private placement as discussed above.

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
On November 20, 2009, the Company’s compensation committee approved a new incentive package for its Chief Executive Officer, which included the issuance of 834,000 options to purchase common stock under the Stock Incentive Plan. The options were issued on February 3, 2010 following shareholder approval of the incentive package. The options are exercisable at $6.64 per share and vest upon the trading price of the Company’s common stock reaching certain minimum levels on Nasdaq. The grant date fair value of the options is $3.18 per share and the fair value of the options is being expensed on a straight-line basis over a derived service of period 1.92 years.
In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Stock Exchange. The options were valued on the last day of the quarter at $3.18 per share and the fair value of the options is being expensed ratably over the vesting period of each tranche, which ranges from 0.96 years to 1.94 years. The options will be re-valued on a quarterly basis and marked to market until exercised.
During the nine months ended March 31, 2010, the Company granted a total of 70,000 options to purchase common stock to employees under the Stock Incentive Plan. The options are exercisable at $5.80 per share and vest over a period of three years. The weighted-average grant date fair value of the options is $2.71 per share.
The following is a summary of stock option activity during the nine months ended March 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2009	6,322,500	$1.82
Granted	5,930,762	7.49
Exercised	(1,280,341)	1.42
Cancelled	(472,500)	2.93

Outstanding as of March 31, 2010	10,500,421	$5.02	3.0	$18,835

Exercisable as of March 31, 2010	6,879,755	$5.31	2.5	$13,143

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $0 and $0.1 million, respectively and during the nine months ended March 31, 2010 and 2009 was $4.6 million and $0.1 million, respectively. Of the 3,620,666 non vested options, 1,083,333 are held by consultants.
The Company used the following weighted-average assumptions in calculating the fair value of options granted during the period from January 27, 2010 to March 31, 2010 (the period subsequent to the Company’s redomiciliation), the period from July 1, 2009 to January 26, 2010 (the period prior to the Company’s redomiciliation) and the nine months ended March 31, 2009 (prior to the Company’s redomiciliation):

	Period From	Period From
	January 27, 2010 to	July 1, 2009 to	Nine Months Ended
	March 31, 2010	January 26, 2010	March 31, 2009
Number of Stock Options Granted	904,000	1,383,333	3,975,000
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.43%	4.68%	4.76%
Expected volatility	60%	77%	80%
Expected life (in years)	3.99	4.38	4.1

Subsequent to the Company’s redomiciliation, the fair value of each stock option was estimated at the grant date using the Black-Scholes pricing model, with the exception of grants subject to market conditions, which were valued using a Monte Carlo pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Stock Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term.
Prior to the Company’s redomiciliation, the fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions which were valued based on a Barrier option pricing model. The Company has not historically paid dividends to its shareholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of Australian bonds with a term equal to the expected term of the option. The expected volatility is based upon the historical share price of the Company’s common stock on the Australian Stock Exchange. The expected term of the stock options to purchase common stock is based upon the outstanding contractual term of the stock option on the date of grant.
Restricted Stock
The Company has granted shares of restricted stock to certain employees and consultants under the Stock Incentive Plan. During the period prior to vesting, the holder of the non-vested restricted stock will have the right to vote and the right to receive all dividends and other distributions declared. All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share.
For employees the fair value of restricted stock is measured on the date of grant using the price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period, which is generally the longest vesting period. For restricted stock granted to consultants, the fair value of the awards will be re-valued on a quarterly basis and marked to market until vested. Share-based compensation expense for restricted stock issued to consultants is recognized ratably over each vesting tranche.
On November 20, 2009, the Company’s compensation committee approved the issuance of 1,166,000 shares of restricted stock to the Company’s Chief Executive Officer under the Stock Incentive Plan. The shares were issued on February 3, 2010 following shareholder approval. The shares of restricted stock vest upon the satisfaction of certain performance targets, as defined in the agreement. The grant date fair value of the restricted shares was $6.64 per share.
On March 26, 2010, the Company issued 572,000 shares of restricted stock to certain employees and a consultant. The majority of the shares of restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years. The remaining shares vest upon the satisfaction of certain performance targets, as defined in the agreements. The weighted-average grant date fair value of the restricted shares was $6.07 per share.
As of March 31, 2010, the total compensation cost related to all non-vested awards not yet recognized is $17.2 million. This amount is expected to be recognized over a remaining weighted-average period of 2.20 years.
4. Land and Construction-in-Progress
In November 2009, the Company acquired 38 acres of land in York County, Pennsylvania for $2.0 million and entered into a development agreement with Keystone Redevelopment Group, LLC (“Keystone’) to develop its new 165,000 square foot office, manufacturing, warehousing and distribution facility. In accordance with the agreement, Keystone is assisting the Company with the selection of, as well as the review and management of, architects, engineers, designers, contractors and other experts and consultants engaged to assist in the development of the new facility. Additionally, Keystone is assisting the Company in obtaining financing for the facility. Under the terms of the agreement, the Company will pay Keystone a total of $0.8 million.
The Company has also entered into a construction agreement for the new facility for a total of 1.25% of the cost of work, which is estimated to be $0.3 million and an agreement with an architectural firm for design and structural, mechanical, and electrical engineering services for the new facility for a total cost of $1.6 million.

The Company estimates the cost of the facility to be approximately $27.0 million. This includes the projected construction costs, the projected manufacturing facility fit out costs and the fees described above. The Company intends to fund up to approximately $9.0 million of the development costs for the new facility out of its existing cash reserves and is seeking external financing for up to approximately $18.0 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies. The Company has budgeted for $8.0 million — $10.0 million in projected capital expenditures to be used towards further development of the new facility.
The Company began construction of its new facility in November 2009.
In November 2009, the Company signed a purchase agreement with Mikron Assembly Technology for the development and supply of a pilot automated assembly system to support the commercial production of its Unifill syringe. The development of the system began in December 2009, with scheduled completion and installation into the Company’s new facility during the fourth quarter of calendar 2010. The Company anticipates that this automated assembly system will have a target production capacity of approximately 60.0 million units per year.
5. Goodwill
The changes in the carrying amount of goodwill during the nine months ended March 31, 2010 are as follows:

(in thousands)
Balance as of July 1, 2009	$10,235
Foreign currency translation	1,322

Balance as of March 31, 2010	$11,557

In connection with the acquisition of Unitract Syringe Pty Limited in October 2002, the Company agreed to issue 1,666,667 shares of common stock to certain founders of Unitract Syringe Pty Limited if the Company reported net income (under International Financial Reporting Standards) of at least A$6.5 million during any fiscal year prior to October 31, 2014, as amended. The agreement also provided for the issuance of an additional 1,666,667 shares of common stock upon the Company reporting net income of at least A$12.0 million during any fiscal year prior to October 31, 2014. During the year ended June 30, 2009, the Company met both the net income requirements, and as a result, accrued for the issuance of 3,333,333 shares based upon the closing price of the Company’s common stock as of June 30, 2009 which was recorded as additional goodwill of $5.1 million. These shares were issued in November 2009 in full satisfaction of the Company’s obligation to the founders.
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2010	June 30, 2009
	(in thousands)
Bank term loans	$2,485	$2,709
Commonwealth of Pennsylvania assisted loans	356	424

	2,841	3,133
Less: current portion of long-term debt	1,702	405

Total long-term debt	$1,139	$2,728

Bank term loans consist of four term loans payable. The loans bear interest at a rate of prime (3.25% as of March 31, 2010) plus 1.50%. (4.75% as of March 31, 2010) per annum and mature on dates ranging from December 2010 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment and are subject to certain financial covenants which require the Company’s tangible assets to equal at least 10% of the stockholder’s equity determined in accordance with GAAP. Under the term loan agreements, the Company is not permitted to pay cash dividends without the prior written consent of the lender. Certain of these bank term loans also have a minimum debt service ratio financial covenant, with which the Company was not in compliance as of March 31, 2010. The $1.3 million outstanding as of March 31, 2010 under these bank term loans is classified in the current portion of long-term debt. Subsequent to March 31, 2010, the Company received a waiver from its lender for its previous non-compliance with this covenant.
The Company has qualified for two Commonwealth of Pennsylvania assisted loans for the purchase of specific machinery and equipment. These loans bear interest at rates ranging from 2.75% to 3.25% per annum and mature on dates ranging from July 2011 through July 2013. The borrowings under these loans are collateralized by the related equipment.

7. Loss Per Share
The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Numerator
Net loss	$(12,064)	$(271)	$(20,043)	$(2,748)
Denominator
Weighted average number of shares used to compute basic loss per share	52,497,400	36,143,330	44,882,882	34,963,610
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted loss per share	52,497,400	36,143,330	44,882,882	34,963,610

Basic loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.08)

Diluted loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.08)

During the three months ended March 31, 2010 and 2009, 2,799,429 and 192,644 shares related to potentially dilutive securities were excluded from the computation of diluted loss per share, respectively, as their effect would have been anti-dilutive. During the nine months ended March 31, 2010 and 2009, 2,368,950 and 212,102 shares related to potentially dilutive securities were excluded from the computation of diluted loss per share, respectively, as their effect would have been anti-dilutive.
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
9. Business Alliance
sanofi-aventis
On June 30, 2008, the Company signed an exclusive licensing agreement with a pharmaceutical company, sanofi-aventis, which was amended in June 2009. Under the amended agreement, the Company has granted sanofi-aventis an exclusive license to certain of the Company’s intellectual property in order and solely to develop, in collaboration with the Company, the Unifill syringe for use in and sale in the pre-filled syringe market within those therapeutic areas to be agreed upon between the Company and sanofi-aventis and a non-exclusive license outside those therapeutic areas that are exclusive to sanofi-aventis or after the expiration of the exclusive license with sanofi-aventis. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If during the term of the exclusive license, sanofi-aventis has purchased the Unifill syringe for use with a particular drug product, sanofi-aventis will receive a ten-year extension of the term of the exclusive license, which extension will be reduced to five years if sanofi-aventis does not sell a minimum of 20,000 units of the product in any of the first five years of such ten-year extension period. Pursuant to the exclusive licensing agreement, sanofi-aventis has paid the Company a 10.0 million Euro ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million which will be recognized on a straight-line basis over the remaining term of the agreement. During the three months ended March 31, 2010 and 2009, the Company recognized $0.6 million and $0.6 million of this up-front payment as revenue, respectively. During the nine months ended March 31, 2010 and 2009, the Company recognized $2.0 million and $1.8 million of this up-front payment as revenue, respectively.
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

Under a related industrialization agreement, signed on June 30, 2009, sanofi-aventis has agreed to pay the Company up to 17.0 million Euro ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. The industrialization program began in July 2008 and is scheduled to be completed by the end of calendar 2010. Unless terminated earlier, the industrialization agreement’s term extends to the completion of the industrialization program. During the three months ended March 31, 2010 and 2009, the Company recognized $1.2 million and $2.9 million in revenue related to the milestones achieved, respectively. During the nine months ended March 31, 2010 and 2009, the Company recognized $5.0 million and $7.3 million in revenue related to the milestones achieved, respectively.
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
On February 25, 2010, the Company and sanofi-aventis executed a letter agreement, pursuant to which the parties agreed on a list of therapeutic drug classes within which sanofi-aventis has the exclusive right to purchase the Unifill syringe. Pursuant to the letter agreement and the exclusive licensing agreement, sanofi-aventis has secured exclusivity for the Unifill syringe within the full therapeutic classes of antithrombotic agents and vaccines until June 30, 2014 and has also secured exclusivity in an additional six smaller subgroups that fall within other therapeutic classes that the Company believes represent new market opportunities in the pharmaceutical use of prefilled syringes.
Stason Pharmaceuticals
In March 2010, the Company signed an exclusive five year agreement with Stason Pharmaceuticals; a U.S. based pharmaceutical company to market its Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason Pharmaceuticals is required to purchase a minimum of 1.0 million units of the Unitract 1 mL syringe per year during the term of the contract.
10. Financial Instruments
The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets :
Cash equivalents — certificates of deposit	$22,364	$22,364	$243	$243

Short-term investments — certificates of deposit	$9,195	$9,195	$—	$—

The carrying amount of the Company’s cash and cash equivalents, which includes certificates of deposit, accounts receivable and accounts payable approximate their fair value due to the short term maturities of these items. The estimated fair value of the Company’s debt approximates its carrying value based upon the rates that the Company would currently be able to receive for similar instruments of comparable maturity.
The Company categorizes its assets and liabilities measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The levels in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market
	Prices in Active	Significant	Significant
	Markets for	Other	Unobservable	Total
	Identical Assets	Observable Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
	(in thousands)
Cash equivalents — certificates of deposit (March 31, 2010)	$—	$22,364	$—	$22,364

Short-term investments — certificates of deposit (March 31, 2010)	$—	$9,195	$—	$9,195

Cash equivalents — certificates of deposit (June 30, 2009)	$—	$243	$—	$243

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
Redomiciliation
On January 27, 2010, Unilife Medical Solutions Limited, an Australian corporation (“UMSL”), completed a redomiciliation from Australia to the State of Delaware pursuant to which stockholders and option holders of UMSL exchanged their interests in UMSL for equivalent interests in Unilife Corporation, a Delaware corporation (“Unilife”) and Unilife became the parent company of UMSL and its subsidiaries. The redomiciliation was conducted by way of schemes of arrangement under Australian law. The issuance of Unilife common stock and stock options under the schemes of arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The redomiciliation was approved by the Australian Federal Court, and approved by UMSL shareholders and option holders.
In connection with the redomiciliation, holders of UMSL ordinary shares or share options received one share of Unilife common stock or an option to purchase one share of Unilife common stock, for every six UMSL ordinary shares or share options, respectively, held by such holders, unless the holder elected to receive in lieu of Unilife common stock, Chess Depositary Interests of Unilife, or CDIs (each representing one-sixth of one share of Unilife common stock), in which case such holder received one CDI for every UMSL ordinary share. All share and per share amounts in this Form 10-Q have been restated to reflect the one for six share recapitalization effected in connection with the redomiciliation.
On February 16, 2010, Unilife’s common stock began trading on the Nasdaq Global Market under the symbol “UNIS.”

Overview
We are a U.S.-based medical device company focused on the design, development, manufacture and supply of a proprietary range of retractable syringes. Primary target customers for our products include pharmaceutical manufacturers and suppliers of medical equipment to healthcare facilities and distributors to patients who self-administer prescription medication. All of our syringes incorporate automatic and fully-integrated safety features which are designed to protect those at risk of needlestick injuries and other unsafe injection practices.
Our main product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic partnership with sanofi-aventis, a large global pharmaceutical company, pursuant to which sanofi-aventis has paid us a 10.0 million Euro exclusivity fee and has committed to pay us up to an additional 17.0 million Euro to fund our industrialization program for the Unifill syringe. Upon the scheduled completion of the industrialization program in late 2010, we expect to commence the supply and sale of the Unifill syringe to sanofi-aventis. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe.
In addition, we have recently begun to manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Lewisberry, Pennsylvania, which we expect to release commercially during the first half of calendar 2010. Our Unitract 1mL syringes are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.
Recent Business Developments
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
Development of New Global Headquarters and Manufacturing Facility
In November 2009, we acquired 38 acres of land in York County, Pennsylvania for $2.0 million and entered into a development agreement with Keystone Redevelopment Group, LLC (“Keystone’) to develop our new 165,000 square foot office, manufacturing, warehousing and distribution facility. In accordance with the agreement, Keystone is assisting us with the selection of, as well as the review and management of, architects, engineers, designers, contractors and other experts and consultants engaged to assist in the development of the new facility. Additionally, Keystone is assisting us in obtaining financing for the facility. Under the terms of the agreement, we will pay Keystone a total of $0.8 million.
We have also entered into a construction agreement for the new facility for a total of 1.25% of the cost of work, which is estimated to be $0.3 million, and an agreement with an architectural firm for design and structural, mechanical, and electrical engineering services for the new facility for a total cost of $1.6 million.

We estimate the cost of the facility to be approximately $27.0 million. This includes the projected construction costs, the projected manufacturing facility fit out costs and the fees described above. We intend to fund up to approximately $9.0 million of the development costs for the new facility out of our existing cash reserves and are seeking external financing for up to approximately $18.0 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies. We have budgeted for $8.0 million — $10.0 million in projected capital expenditures to be used towards the development of the new facility. We began construction of our new facility in November 2009.
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
Agreement with Stason Pharmaceuticals
In March 2010, we signed an exclusive five year agreement with Stason Pharmaceuticals; a U.S. based pharmaceutical company to market our Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason Pharmaceuticals is required to purchase a minimum of 1.0 million units of the Unitract 1 mL syringe per year during the term of the contract.
FDA Clearance
During April 2010, we received 510(k) market clearance from the Food and Drug Administration for our Unitract 1 mL Syringe, which is assembled at our Lewisberry, Pennsylvania manufacturing facility.
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
Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009 and the nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$2,417	$4,146	$8,770	$12,273
Cost of sales	569	654	1,835	2,774

Gross profit	1,848	3,492	6,935	9,499

Operating expenses:
Research and development	6,269	274	6,955	621
Selling, general and administrative	7,638	3,144	18,897	10,807
Depreciation and amortization	390	303	1,727	655

Total operating expenses	14,297	3,721	27,579	12,083

Operating loss	(12,449)	(229)	(20,644)	(2,584)
Interest expense	30	48	91	279
Interest income	(450)	(47)	(707)	(332)
Other expense	35	41	15	217

Net loss	$(12,064)	$(271)	$(20,043)	$(2,748)

Loss per share:
Basic loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.08)

Diluted loss per share	$(0.23)	$(0.01)	$(0.45)	$(0.08)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues. Revenues decreased by $1.7 million or 41.7%. Revenues from our industrialization agreement with sanofi-aventis decreased from $2.9 million to $1.2 million due to the nature and timing of milestones achieved during both the three months ended March 31, 2010. Revenues from our exclusive licensing agreement with sanofi-aventis were $0.6 million during the three months ended March 31, 2010 and 2009. We have recognized and will continue to recognize the revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Revenues from product sales of our contract manufacturing business were $0.6 million during both the three months ended March 31, 2010 and 2009.
Cost of sales. Cost of sales decreased by $0.1 million, or 13.0%. Our cost of sales relate exclusively to product sales under our contract manufacturing sales activity, as no cost of sales were associated with the revenue recognized under the exclusive licensing and industrialization agreements.
Research and development expenses. Research and development expenses increased by $6.0 million primarily as a result of $4.3 million incurred in connection with the issuance of 833,333 fully vested shares of common stock to employees in consideration of their transfer to us of certain intellectual property rights. The increase was also a result of additional expenditures to finalize the product specifications of our Unifill syringe.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.5 million or 142.9%. During the later part of fiscal 2009 and the beginning of fiscal 2010, we increased the workforce at our Lewisberry, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the three months ended March 31, 2010 of $2.5 million, an increase of $1.3 million compared to the same period last year. Additionally, during the three months ended March 31, 2010, we incurred legal and consulting fees of $1.6 million, an increase of $1.1 million compared to the same period last year. The increase was due primarily to the expenses we incurred related to our redomiciliation and Nasdaq listing. Additionally, during the three months ended March 31, 2010, we recorded $1.7 million in share-based compensation expense, an increase of $1.3 million compared to the same period last year. This increase was due to the issuance of options to purchase common stock and the issuance of restricted stock to employees, directors and consultants during the three months ended March 31, 2010.
Depreciation and amortization expense. Depreciation and amortization expense increased by $0.1 million.
Interest expense. Interest expense was $0.1 million during the three months ended March 31, 2010 and 2009. We expect that our interest expense will increase significantly in the future as we are seeking to obtain approximately $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income increased by $0.4 million, primarily as a result of higher cash balances during the three months ended March 31, 2010.
Other expense. Other expense during the three months ended March 31, 2009 and 2008 was $0.1 million.
Net loss and loss per share. Net loss for the three months ended March 31, 2010 and 2009 was $12.1 million and $0.3 million, respectively. Basic and diluted loss per share was $0.23 and $0.01, respectively, on weighted average shares outstanding of 52,497,400 and 36,143,330, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2009 equity financing.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
Revenues. Revenues decreased by $3.5 million or 28.5%. Revenues from our industrialization agreement with sanofi-aventis decreased from $7.3 million to $5.0 million due to the nature and timing of milestones achieved during the nine months ended March 31, 2010. Revenues from our exclusive licensing agreement with sanofi-aventis increased from $1.8 million to $2.0 million. We have recognized and will continue to recognize the revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in Australian dollars, the variations in revenues from the exclusive licensing agreement between the nine months ended March 31, 2009 results from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased from $3.1 million to $1.7 million principally because most of our efforts have been devoted to the development of the Unifill syringe in fiscal 2010.
Cost of sales. Cost of sales decreased by $1.0 million or 33.8%. The decrease was primarily attributable to a reduction in product sales under our contract manufacturing sales activity, as no cost of sales were associated with the revenue recognized under the exclusive licensing and industrialization agreements.
Research and development expenses. Research and development expenses increased by $6.3 million, primarily as a result of $4.3 million incurred in connection with the issuance of 833,333 fully-vested shares of common stock to employees in consideration of their transfer to us of certain intellectual property rights. The increase was also a result of additional expenditures to finalize the product specifications of our Unifill syringe.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.1 million or 74.8%. During the later part of fiscal 2009 and the beginning of fiscal 2010, we increased the workforce at our Lewisberry, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the nine months ended March 31, 2010 of $6.3 million, an increase of $3.3 million compared to the same period last year Additionally, during the nine months ended March 31, 2010, we incurred legal and consulting fees of $4.6 million an increase of $3.1 million compared to the same period last year. The increase was due primarily to expenses we incurred related to our redomiciliation and Nasdaq listing. Additionally, during the nine months ended March 31, 2010, we recorded $2.5 million in share-based compensation expense, a decrease of $0.2 million compared to the same period last year. Our share-based compensation expense during the nine months ended March 31, 2009 included $1.5 million recorded in December 2008 for the issuance of 1.7 million shares of common stock to our Chief Executive Officer.
Depreciation and amortization expense. Depreciation and amortization expense increased by $1.1 million or 163.7% which was primarily attributable to $9.6 million of property, plant and equipment additions during the nine months ended March 31, 2010. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of pilot machinery for the Unifill syringe.
Interest expense. Interest expense decreased by $0.2 million, primarily as a result of lower levels of outstanding debt. We expect that our interest expense will increase significantly in the future as we are seeking to obtain approximately $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income increased by $0.4 million, primarily as a result of higher cash balances during the nine months ended March 31, 2010.
Other expense. Other expense decreased by $0.2 million primarily a result of the appreciation of the U.S. dollar against the Australian dollar.
Net loss and loss per share. Net loss for the nine months ended March 31, 2010 and 2009 was $20.0 million and $2.7 million, respectively. Basic and diluted loss per share was $0.45 and $0.08, respectively, on weighted average shares outstanding of 44,882,882 and 34,963,610, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2009 equity financing.

Liquidity and Capital Resources
To date, we have funded our operations primarily from a combination of equity issuances by UMSL prior to the redomiciliation, borrowings under our bank term loans and payments from sanofi-aventis under our exclusive licensing and industrialization agreements. As of March 31, 2010, cash and cash equivalents were $24.8 million, short-term investments in certificates of deposit with original maturities of greater than 90 days were $9.2 million and our debt was $2.8 million. As of June 30, 2009, cash and cash equivalents were $3.6 million and our debt was $3.1 million. Since July 1, 2009, we have raised approximately A$50.9 million ($47.1 million), net of issuance costs, in equity financing. We also expect to receive $5.2 million in assistance from the Commonwealth of Pennsylvania as described under “Recent Business Developments” and 4.0 million Euro of additional milestone-based payments from sanofi-aventis under the industrialization agreement during fiscal 2010. We believe that our cash on hand, together with the amounts described above will be sufficient to fund our operations and business expansion activities (other than the full development of a new manufacturing facility) through the second quarter of fiscal 2011.
Certain of our bank term loans also have a minimum debt service ratio financial covenant, with which we were not in compliance as of March 31, 2010. The $1.3 million outstanding as of March 31, 2010 under these bank term loans has been reclassified to the current portion of long-term debt. Subsequent to March 31, 2010, we received a waiver from our lender of our non compliance with this covenant.
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
The following table summarizes our cash flows during the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,752)	$8,083
Investing activities	(18,710)	(1,310)
Financing activities	49,056	(3,183)
Net Cash (Used In) Provided by Operating Activities
Net cash used in operating activities during the nine months ended March 31, 2010 was $8.8 million compared to net cash provided by operating activities of $8.1 million during the nine months ended March 31, 2009. The decrease in cash flow was primarily due to the receipt of $13.0 million under the exclusive licensing agreement with sanofi-aventis in 2008, $1.8 million of which was recognized as revenue during the nine months ended March 31, 2009.
Net Cash Used in Investing Activities
Net cash used in investing activities was $18.7 million during the nine months ended March 31, 2010, as a result of $9.6 million of costs incurred in connection with the purchase of machinery related to the pilot lines for our Unifill syringe as well as the purchase of the land in connection with our new headquarters and manufacturing facility. Additionally, during the nine months ended March 31, 2010, we purchased $9.1 million in certificates of deposits.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the nine months ended March 31, 2010 was $49.1 million compared to net cash used in financing activities of $3.2 million during the nine months ended March 31, 2009. During the nine months ended March 31, 2010, we received $47.1 million from the issuance of common stock related to our private placement and share purchase plan, and $1.8 million upon the exercise of stock options. During the nine months ended March 31, 2009, we elected to terminate a licensing agreement that we determined was no longer consistent with our business strategies, and, as a final settlement, we repaid $2.3 million of the $3.0 million that we had originally received in 2008 under the licensing agreement, while retaining $0.7 million to cover related legal fees.

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
Foreign Currency Exchange Rate Fluctuations
The majority of our revenues are derived from payments under our industrialization agreement received in Euros while we incur most of our expenses in U.S. dollars and Australian dollars. In addition, a substantial portion of our cash and cash equivalents and investments are held at Australian banking institutions and are denominated in Australian dollars. We are exposed to foreign currency exchange rate risks on these amounts. We currently do not utilize options or forward contracts to mitigate changes in foreign currency exchange rates. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenues and expenses of our non-U.S. entities using the average exchange rate during the applicable period.
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
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2010, we issued and sold the following securities that were not registered under the Securities Act:
On January 14, 2010, we issued 833,333 shares of common stock to two inventors of certain of our technology. The issuance of these shares was exempt from registration pursuant to Regulation S under the Securities Act.
Item 6. Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Exhibit
No.	Description of Exhibit
10.1	Letter Agreement dated February 25, 2010 between sanofi-aventis and Unilife Medical Solutions Limited *

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (principal financial officer)

32.1	Section 1350 Certification (principal executive officer)

32.2	Section 1350 Certification (principal financial officer)

*
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The omitted materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNILIFE CORPORATION
Date: May 17, 2010

/s/ Daniel Calvert
Daniel Calvert
Chief Financial Officer