Form 10-K
period 2010-06-30
Unilife Corp
filed 2010-09-28
CIK 1476170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34540

UNILIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1049354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 Lowther Road, Lewisberry, Pennsylvania	17339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 938-9323

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $255.8 million, computed by reference to the closing sale price of the ordinary shares of our predecessor, Unilife Medical Solutions Limited as of December 31, 2009, as reported on the Australian Securities Exchange. Our common stock was not listed in the United States as of December 31, 2009. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of September 15, 2010, there were 55,230,454 shares of registrant’s common stock outstanding.

UNILIFE CORPORATION

FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

Presentation of Information

Unilife Corporation was incorporated in the State of Delaware on July 2, 2009. On January 27, 2010, Unilife Medical Solutions Limited, an Australian corporation (“UMSL”), completed a redomiciliation from Australia to the State of Delaware pursuant to which stockholders and option holders of UMSL exchanged their interests in UMSL for equivalent interests in Unilife Corporation, a Delaware corporation (“Unilife”) and Unilife became the parent company of UMSL and its subsidiaries. The redomiciliation was conducted by way of schemes of arrangement under Australian law. The issuance of Unilife common stock and stock options under the schemes of arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The redomiciliation was approved by the Australian Federal Court, and approved by UMSL shareholders and option holders.

In connection with the redomiciliation, holders of UMSL ordinary shares or share options received one share of Unilife common stock or an option to purchase one share of Unilife common stock, for every six UMSL ordinary shares or share options, respectively, held by such holders, unless the holder elected to receive in lieu of Unilife common stock, Chess Depositary Interests of Unilife, or CDIs (each representing one-sixth of one share of Unilife common stock), in which case such holder received one CDI for every UMSL ordinary share. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the one for six share recapitalization effected in connection with the redomiciliation.

On February 16, 2010, Unilife’s common stock began trading on the Nasdaq Global Market under the symbol “UNIS.”

References to the “Company” include Unilife Corporation and its consolidated subsidiaries, including UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.

Trademarks, Trade Names and Service Marks

Unilife®, Unitract® and Unifill® are registered trademarks of Unilife Corporation and its subsidiaries.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and those described from time to time in our future reports which we will file with the Securities and Exchange Commission. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely.

Currencies

Unless indicated otherwise in this Annual Report on Form 10-K, all references to $ or dollars refer to U.S. dollars. References to A$ mean the lawful currency of the Commonwealth of Australia. References to € or euros are to the lawful currency of the European Union.

PART I

Item 1.	Business

Overview

We are a U.S. based medical device company focused on the design, development, manufacture and supply of a proprietary range of retractable syringes. Primary target customers for our products include pharmaceutical manufacturers, suppliers of medical equipment to healthcare facilities, and distributors to patients who self-administer prescription medication. All of our syringes incorporate automatic and fully-integrated safety features which are designed to protect those at risk of needlestick injuries and other unsafe injection practices. Our main product will be the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with an injectable drug or vaccine. We have a strategic partnership with sanofi-aventis, a large global pharmaceutical company, pursuant to which it has paid us a 10.0 million euro exclusivity fee (exclusive licensing agreement) and has paid us 15.0 million euros and committed to pay us up to an additional 2.0 million euros to fund our industrialization program for the Unifill syringe. Upon the scheduled completion of the industrialization program, we expect to commence the supply and sale of the Unifill syringe to sanofi-aventis. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe. In addition, we manufacture and market our Unitract 1mL syringes at our FDA-registered manufacturing facility in Lewisberry, Pennsylvania.

In the United States and a number of other sophisticated healthcare markets, hospitals and other healthcare facilities, as well as pharmaceutical manufacturers who supply injectable drugs and vaccines in a prefilled syringe format, are increasingly required to comply with legislation aimed at protecting healthcare workers from the risk of acquiring blood-borne diseases such as HIV and hepatitis C via needlestick injuries. Our core portfolio of safety syringe products, including the Unifill syringe and the Unitract 1mL syringes, are primarily designed for supply to pharmaceutical manufacturers and healthcare facilities which are seeking to comply with these needlestick prevention laws. We expect our products will also be used by patients who self-administer prescription medication outside of the healthcare setting. The safety features incorporated into our products include an automatic needle retraction mechanism which allows operators to control the rate of needle withdrawal directly from the body into the barrel of the syringe, as well as an independent auto-disable mechanism to prevent product tampering or re-use. The integration of these safety features within the barrel is designed to make them intuitive to use and compact in size for convenient handling and disposal.

The Unifill syringe is targeted for use by pharmaceutical manufacturers who utilize pre-filled (ready-to-fill) syringes as a preferred drug delivery device for injectable drugs and vaccines. We are aware of more than 50 drug products used within healthcare facilities, or by patients who self-administer prescription medication, that are currently available in a prefilled syringe format. We have designed the Unifill syringe for integration into the manufacturing systems currently used by target pharmaceutical customers to fill and package equivalent standard prefilled syringes. To our knowledge, our Unifill product is the only known prefilled syringe with automatic safety features which are integrated inside the glass barrel.

Pursuant to the exclusive licensing agreement, we have negotiated a list of therapeutic drugs classes including antithrombotic agents and vaccines with respect to which sanofi-aventis has the exclusive right to the product until June 2014, during which sanofi-aventis would purchase the product exclusively from us. We have retained the right to negotiate other business arrangements with additional pharmaceutical companies seeking to market the product for use within therapeutic drug classes outside of those exclusive to sanofi-aventis, or after the expiration of the exclusive license with sanofi-aventis.

We have received payments of 15.0 million euros under the industrialization agreement from October 2008 through September 2010 following the completion of designed milestones under the industrialization program. Although we have received the exclusivity fee and industrialization payments from sanofi-aventis, to date we have not received any product revenues from sales of the Unifill syringe, and our revenues in respect of this product to date consist solely of the exclusivity fee and industrialization payments. We expect to be in a position to commence the commercial supply and sale of the Unifill syringe to pharmaceutical customers upon the completion of the industrialization program. We describe our arrangements with sanofi-aventis in more detail under “Strategic

Partnership with sanofi-aventis.” We are also aware of more than 20 other pharmaceutical companies that supply injectable drugs in a prefilled syringe format, and we have received interest in the Unifill syringe from a number of these companies.

Our Unitract 1mL syringes are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin. We have recently begun U.S. production of this syringe, which we expect to release commercially within various international territories where we have obtained regulatory clearance during 2010. During March 2010, we signed an exclusive five year agreement with Stason Pharmaceuticals, a U.S.-based pharmaceutical company, to market our Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason is required to purchase a minimum of 1.0 million units of the Unitract 1mL syringe per year during the term of the contract. Other distribution agreements relating to the Unitract 1mL syringes have been signed with companies in India and Canada. We have received regulatory clearance for the marketing and sale of Unitract product variants including an insulin and tuberculin (TB) format in the United States, the European Union, Canada and Australia.

We have also filed patents for other clinical and prefilled safety syringe products that may incorporate certain aspects of our core technology for future commercialization. Our in-house team has fully designed, developed, built and validated, to the requirements of the U.S. Food and Drug Administration (FDA) and ISO 13485, the automated assembly system that we use to support production of our Unitract 1mL syringe at our FDA-registered manufacturing facility in Lewisberry, Pennsylvania. We consider our ability to design and develop highly sophisticated, innovative medical devices, and the automated assembly systems we use to manufacture them, to be a core business competency.

We also have an original equipment manufacturer relationship with B. Braun Medical, Inc., a multinational healthcare equipment company. We refer to this as our contract manufacturing business. Under our contract with B. Braun, we assemble a selection of their non-proprietary specialty syringes. We purchase the pre-manufactured syringe components from various third party suppliers. We then assemble the syringes on a build to order basis and perform the related quality inspections and then sell the assembled product to B. Braun. We ship the stock that we assemble to B. Braun for its own commercial use, in areas such as insertion into specialty procedural kits. During the year ended June 30, 2010, we recognized revenues of $2.5 million under our contact with B. Braun, which represented 22% of our total revenues during that year. The contract manufacturing business was historically operated by Integrated BioSciences, Inc. which we acquired in January 2007. We are currently concentrating substantially all of our commercial and operational efforts towards the commercialization of our proprietary range of safety syringes. We expect to complete contract manufacturing activities with B. Braun by December 2010.

Market Opportunity

The Syringe Market and the Increasing Use of Pre-Filled Syringes

According to the International Association of Safe Injection Technology, approximately 35 billion syringes are manufactured every year, half of which are used within sophisticated healthcare markets such as North America, Europe, Japan and Australia. The majority of therapeutic injections occur within healthcare facilities such as acute-care hospitals and long-term care centers. Other sectors of the global syringe market include patients who self-administer prescription medication such as insulin, government agencies which sponsor harm reduction programs, and non-government organizations which conduct vaccination programs.

Injectable drugs and vaccines have traditionally been supplied in a vial or ampoule, with the operator required to draw up a measured dose of medication into a conventional plastic syringe immediately prior to an injection. Prefilled syringes typically utilize a glass barrel and are filled by pharmaceutical manufacturers so that they are ready for use prior to shipment. While conventional syringes make up the vast majority of syringes used, prefilled syringes are becoming an increasingly popular method of drug delivery.

We are aware of more than 50 drugs and vaccines that are currently available in a prefilled syringe format from more than 20 pharmaceutical companies, and believe that a number of pipeline drugs are likely to be supplied in this format in the future. Greystone Associates, a medical and health care technology consulting firm, has estimated that approximately 2.54 billion prefilled syringes will be used globally in 2010, and that this number will increase significantly in the coming years. Drugs that are currently supplied in a prefilled syringe format include anti-coagulants to prevent and treat thrombosis, anti-inflammatories to treat rheumatoid arthritis, anti-infectives to treat hepatitis B and C, hematological drugs to stimulate production of red or white blood cells to treat anemia or fight infection, and vaccines which seek to prevent a range of diseases. We expect that prefilled syringes will also be increasingly used in the coming years as a drug delivery device for other therapeutic drug classes including obstetrics, oncology, osteoporosis and human growth hormone treatment.

Prefilled syringes have a number of advantages over conventional plastic syringes. First, prefilled syringes help pharmaceutical companies improve manufacturing efficiencies through the elimination of drug wastage commonly associated with the overfilling of multi-use vials. Second, healthcare workers often prefer prefilled syringes because they can facilitate a relatively fast, accurate and convenient administration of a drug. Furthermore, a pre-measured dose of an injectable drug in a prefilled syringe can help reduce the risk of dosing errors. Finally, the relative ease-of-use by patients of prefilled syringes also makes them suitable for the self-administration of many types of prescription medication.

Increased Focus on Prevention of Needlestick Injuries

The World Health Organization estimates that 1.3 million people die each year as a result of unsafe injection practices, which can include syringe re-use and needlestick injuries. Unsafe injection practices can result in the transmission of a number of blood-borne diseases such as HIV/AIDS and hepatitis C. The U.S. Centers for Disease Control and Prevention estimates that 385,000 needlestick and other sharps-related injuries are sustained by U.S. hospital-based healthcare personnel each year. The U.S. Occupational Safety and Health Administration, or OSHA, estimates that when other secondary healthcare settings are also taken into account, there are as many as 800,000 needlestick injuries to U.S. healthcare workers each year. To help minimize the transmission of blood-borne pathogens caused by unsafe injection practices, many international healthcare and pharmaceutical markets are transitioning to the mandatory use of safety syringes.

In sophisticated healthcare markets, governments are focused on the mandatory use of safety devices within healthcare facilities to protect healthcare workers from the risk of acquiring blood-borne pathogens via needlestick injuries. The United States was the first nation to mandate the use of safety syringes and other safety-engineered medical devices within healthcare facilities, with the adoption of the Federal Needlestick Prevention Act in 2000, or FNSPA, and the subsequent revision to the Bloodborne Pathogens Standard (BPS). According to the International Healthcare Worker Safety Center Institute at the University of Virginia Health System, approximately one in five healthcare facilities that were inspected by OSHA between 2002 and 2007 have been issued with citations for non-compliance with the BPS.

The European Union also introduced a directive in March 2010 requiring member countries to introduce laws requiring the use of needlestick prevention products within healthcare facilities within three years. Other countries such as Canada and Australia have also taken steps to encourage the use of safety syringes. As a result of this existing and proposed legislation, safety syringes are now commonly used within the healthcare facilities in a number of countries.

The United States represents the largest and most mature market for safety syringes, with a substantial majority of hypodermic syringes and needles used within acute-care facilities featuring some type of needlestick prevention device. Notwithstanding the increased use of safety syringes, we believe that current safety syringe technologies are in several respects inadequate to fully protect healthcare workers from infection risk caused by needlestick injuries or other potential transmission modes. First, most products currently available require operators to manually slide an external plastic guard or sheath over the needle after use, or retract the needle into the barrel at a rapid, uncontrolled rate. Second, healthcare workers may choose to remove or not activate the safety feature of some types of safety syringe products. Moreover, activation of the needle retraction mechanism in the open air for some retractable syringes, rather than inside the body of the patient, may create the potential risk of infection via needlestick injuries or aerosol (splatter).

OSHA differentiates safety features in two primary ways. First, it differentiates passive safety features which “remain in effect before, during and after use” from active devices which “require the worker to activate the safety mechanism.” Second, OSHA regulations state that products with an “integrated safety design that is an integral part of the device and cannot be removed” are usually preferred to those with an accessory safety device with safety features that are “external” and “dependent on employee compliance.” We believe the majority of safety syringe products used in U.S. healthcare facilities incorporate active safety features which are not fully integrated within the barrel of the syringe.

We are not aware of any prefilled syringe with passive safety features that are integrated within the glass barrel. To improve compliance with legislation such as the FNSPA, a number of pharmaceutical companies attach ancillary safety products onto standard prefilled syringes following dose filling and prior to packaging. We estimate that approximately half of the drugs currently available in prefilled syringe format are supplied by the pharmaceutical manufacturer with some type of ancillary safety device. The majority of these ancillary safety products slide an external plastic sheath or guard over the needle once the injection has been completed.

It is costly for pharmaceutical companies to purchase these ancillary safety products and the automated assembly systems required to attach them onto a standard prefilled syringe. The relatively large size of prefilled syringes supplied with an ancillary safety device can also significantly increase the shipment and packaging costs of pharmaceutical companies. Furthermore, some of these prefilled syringes supplied with an ancillary safety device require the removal of the safety device from the syringe prior to use, creating the risk of infection via needlestick injury or aerosol (splatter). Thus, we believe that there is a significant market opportunity for a prefilled syringe with passive and integrated safety features that is compatible with pharmaceutical companies’ drug filling systems.

We also believe there are significant market opportunities for the use of conventional and prefilled safety syringes outside of mainstream healthcare facilities. In addition to insulin, a range of other injectable drugs designed for the prevention and/or treatment of chronic or debilitating conditions such as arthritis, multiple sclerosis and osteoporosis and thrombosis are now available for self-administration. We believe the popularity of safety syringes among patients who self-administer prescription medication may increase due to their capacity to prevent needlestick injuries to family members and encourage safe, convenient disposal. When purchased with a prescription, a number of insurance providers in the U.S. now cover safety insulin syringes under the same tier level for reimbursement as standard insulin syringes.

We believe that another market which may in the future transition towards the mandatory use of non-reusable safety syringes is the harm reduction market, where governments provide free or subsidized syringes to injecting drug users, or IDUs. The reuse and sharing of syringes by IDUs has been identified as a prime accelerant in the transmission of blood-borne diseases and is responsible for one-third of new HIV infections outside sub-Saharan Africa. The governments of more than 60 countries worldwide now sponsor harm reduction programs which seek to minimize unsafe injection practices by IDUs. While these programs have proven largely effective in preventing or containing HIV epidemics, the continued sharing of standard syringes among IDUs has contributed to the continuation of national epidemics of the relatively more infectious hepatitis C. Furthermore, the unsafe disposal of syringes in public areas creates public concern regarding the risk of needlestick injury. Recognizing the scale of HIV and hepatitis C epidemics, and the substantial economic costs associated with their long-term treatment, many governments are considering the use of single use, safety syringes as a way to enforce safe injection practices among IDUs.

Our Solution

Our clinical and prefilled safety syringes incorporate automatic, also known as passive, safety features which are fully integrated within the barrel. They are designed to assist pharmaceutical manufacturers and healthcare facilities comply with needlestick prevention laws and to encourage single use and safe disposal practices outside of healthcare settings. We consider the following combination of core proprietary features available in our safety products to be unique within the marketplace:

•	Integrated design. All safety features are fully integrated inside the syringe barrel to facilitate compact handling, intuitive use and convenient disposal.

•	Passive activation. The activation of the needle retraction mechanism occurs automatically (passively) while the needle is inside the body to help prevent the risk of needlestick injury.

•	Controlled retraction. Operators can control the speed of needle retraction directly from the body into the syringe barrel to help reduce the risk of infection through transmission routes such as needlestick injuries and aerosol (splatter).

•	Auto-disable. Upon withdrawal of the needle into the barrel, the plunger is automatically locked to prevent re-exposure or reuse.

We have utilized this core proprietary technology to design and develop a range of prefilled and clinical safety syringes. Furthermore, we are not aware of any other company that is manufacturing safety syringes with automatic, integrated safety features in both a prefilled (glass) and clinical (plastic) format which share the same common technology platform.

Key target markets for our products include pharmaceutical companies, healthcare facilities and patients who self-administer prescription medication. We believe that the majority of our products would be supplied, either directly or through pharmaceutical customers, for use within sophisticated healthcare markets such as North America, Western Europe and some Asia-Pacific countries that require or are transitioning toward the mandatory use of safety syringes.

Business Strategy

Our goal is to progressively move to the forefront of the international transition of healthcare and pharmaceutical markets to the mandatory use of prefilled and clinical safety syringes. We believe that the competitive strength of our proprietary technology puts us in a strong position to become an established and preferred supplier of “best-in-class” safety syringe products to pharmaceutical companies, healthcare facilities and patients who self-administer prescription medication.

Key elements of our business strategy are the development, production and sale of our patent-protected safety syringes, the continued expansion of our global operational and commercial presence and the establishment of long-term supply relationships with multinational pharmaceutical and healthcare equipment companies. We are committed to designing, developing and supplying innovative medical devices that can help to enhance and save lives. We plan to:

•	Continue to build a strong relationship with sanofi-aventis: We believe sanofi-aventis is currently the world’s largest consumer of prefilled syringes. We have had a business relationship with sanofi-aventis since 2003, and under our industrialization agreement with sanofi-aventis, they are helping to fund the industrialization program for the Unifill syringe. Upon completion of the industrialization program, we expect to begin supplying the product to sanofi-aventis for use within defined therapeutic drug classes.

•	Enter into business relationships with additional pharmaceutical companies: We have retained the right to negotiate licensing and other business arrangements relating to the Unifill syringe with other pharmaceutical companies for use within those therapeutic drug classes outside of those held by sanofi-aventis during its period of exclusivity. It is our intention to secure agreements with other additional pharmaceutical companies who are industry leaders within their respective therapeutic areas of expertise. By pursuing this strategy, we believe our products can be marketed within a significant number of large therapeutic drug classes where prefilled syringes are commonly used.

•	Expand our proprietary product portfolio: We will seek to enhance our competitive position in the design, development and supply of innovative safety medical devices for use within international pharmaceutical and healthcare markets. In addition to the production and supply of the Unifill syringe and the Unitract 1mL syringes, we intend to commercialize additional proprietary products which we believe can also meet the functionality and safety requirements of target customers. This may include the commercialization of our range of Unitract Clinical Syringes in a 3mL and 5mL size targeted for use within acute care hospitals and other healthcare facilities. We may also commercialize additional ready-to-fill syringe products currently in our development pipeline which, like the Unifill syringe, would be designed for supply to pharmaceutical manufacturers. While our focus will remain on the pursuit of organic growth opportunities, we may evaluate opportunities to acquire other complementary technologies or products on a case-by-case basis.

•	Expand our operational capabilities within Central Pennsylvania: The United States represents the world’s largest and most mature market for the supply and use of our products and services. We will continue to consolidate the majority of our commercial and operational activities within Central Pennsylvania, a national logistics hub situated between several major pharmaceutical and medical device industry clusters. We expect to continue to invest in the expansion of our operational capabilities within Pennsylvania to support the commercialization of our core products, such as the Unifill syringe.

•	Manufacture and supply our Unitract 1mL Syringes to target international markets: We commenced production of the Unitract range of 1mL safety syringes at our facility in Pennsylvania in August 2009. We expect to progressively release this product commercially during 2010 and 2011 across key international territories. Product variants within this range such as the Unitract Insulin Syringe and the Unitract Tuberculin, or TB, Syringe have been certified for marketing and sale within key international territories including the United States, Canada, Europe and Australia. We intend to continue to expand our customer base of pharmaceutical companies and healthcare distributors for the marketing and sale of the Unitract 1mL syringes.

Our Products

Unifill syringe

The Unifill syringe is a primary drug container with automatic safety features that are fully integrated within the glass barrel. We believe it is the only ready-to-fill, or prefilled, syringe with such integrated safety features. It is supplied to pharmaceutical manufacturers as per standard handling processes, and designed for integration into the fill-finish systems used for equivalent ready-to-fill, or prefilled, syringes. The requirement to separately purchase and attach ancillary safety products onto a standard prefilled syringe after dose filling is eliminated. The Unifill syringe is also similar in size to an equivalent prefilled syringe and significantly smaller than those attached with an ancillary safety product to reduce packaging, transport and storage volumes.

As a primary container, all components within the fluid path utilize materials are USP compliant and will be sourced from established pharmaceutical suppliers. The handling and administration of the Unifill syringe is the same as injections undertaken with an equivalent prefilled syringe.

Upon the delivery of a full dose, a passive retraction mechanism is activated, whereupon operators may control the speed of needle withdrawal directly from the body into the barrel of the syringe to virtually eliminate the risk of needlestick injury or aerosolization (splatter). The plunger is then automatically disabled to prevent re-exposure, and to facilitate compact, convenient disposal.

The Unifill syringe has been designed for therapeutic drugs which are primarily administered via subcutaneous injection and considered to be suitable for use either by healthcare workers or patients that self-administer prescription medication outside of healthcare facilities.

We believe the use of the Unifill syringe by a pharmaceutical customer can facilitate compliance with needlestick prevention legislation and reduce production, packaging and transportation costs associated with the purchase and attachment of these ancillary safety devices. The compact size, intuitive use, functionality and automatic safety features of the Unifill syringe may also help pharmaceutical companies extend product lifecycles, increase levels of market differentiation in competitive therapeutic areas, and expand the marketability of some drugs for convenient self-administration by patients outside of the healthcare setting.

We intend to file a Type III Drug Master File for the product with relevant regulatory authorities such as the FDA, although it is the ultimate responsibility of the pharmaceutical customer to obtain final approval of the combination drug-delivery device. We expect that the commencement of product sales will coincide with the completion of the industrialization program.

Unitract 1mL syringes

The Unitract 1mL range of safety syringes is primarily designed for the subcutaneous injection of drugs within healthcare facilities and by patients who self-administer prescription medication such as insulin. In addition to insulin and tuberculin, or TB, variants, the Unitract 1mL range also includes the Unitract Safe Syringe which is custom-designed for use by governments that utilize harm reduction (needle exchange) programs to prevent the reuse, sharing and unsafe disposal practices of IDUs. Unlike the Unifill ready-to-fill syringe, the Unitract 1mL syringes require healthcare workers or patients to draw up the dose from a vial or ampoule immediately prior to the injection.

We have received regulatory certification for the marketing and sale of various Unitract 1mL syringe products in the United States, Australia and Canada and have received CE Mark approval in the European Union. We commenced initial production of Unitract 1mL syringes in China during 2008 to support regulatory approval and marketing activities. In August 2009, we commenced production of the Unitract 1mL syringes at our Pennsylvania facility utilizing an automated assembly system that we designed and built in-house. During April 2010, we received clearance from the FDA to permit us to commence commercial sales of U.S. manufactured stock for our Unitract 1mL Insulin syringe. In September 2010, we received clearance from the FDA for our Unitract TB syringe.

Pipeline Products

We also hold additional syringe-related intellectual property for products which we intend to commercialize in the future. These pipeline products include a Unitract range of plastic clinical syringes to be developed in larger sizes such as 3mL and 5mL. We believe that commercialization of this pipeline range of larger clinical syringes would further improve our opportunities to market and sell our products within healthcare facilities such as acute-care hospitals. We have also designed and filed patents for a number of other safety syringe products that utilize our proprietary technology. We intend to continue to expand our competitive position within target pharmaceutical and healthcare markets through the commercialization of a number of these other pipeline products.

Strategic Partnership with sanofi-aventis

We started to collaborate with sanofi-aventis in 2003 for the development of the Unifill syringe as a next-generation drug delivery safety device. Sanofi-aventis is a large, global pharmaceutical company, whose products span multiple therapeutic areas, including cardiovascular diseases, thrombosis, oncology, metabolic diseases, internal medicine and vaccines. We believe that sanofi-aventis is currently the world’s largest purchaser of prefilled syringes.

We have signed an exclusive licensing agreement with sanofi-aventis. Under the exclusive licensing agreement, we have granted sanofi-aventis an exclusive license to certain of our intellectual property in order and solely to develop, in collaboration with us, the Unifill syringe for use in and sale to the prefilled syringe market within those therapeutic areas agreed upon between us, and a non-exclusive license outside those therapeutic areas that are exclusive to sanofi-aventis or after the expiration of the exclusive license with sanofi-aventis.

We and sanofi-aventis have agreed on a list of therapeutic drug classes that are exclusive to sanofi-aventis. These areas include the full therapeutic classes of antithrombotic agents and vaccines and an additional four smaller subgroups that fall within other therapeutic classes that we believe represent new market opportunities in the pharmaceutical use of prefilled syringes. Sanofi-aventis will retain the exclusive right to negotiate to purchase the product within these designated therapeutic drug classes until June 30, 2014, subject to the extension described below.

Pursuant to the exclusive licensing agreement, sanofi-aventis has paid to us a 10.0 million euro upfront one-time fee. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If, during the term of the exclusive license, sanofi-aventis has purchased the Unifill syringe for use with a particular drug product, sanofi-aventis will receive a ten-year extension of the term of the exclusive license, which extension will be reduced to five years if sanofi-aventis does not sell a minimum of 20 million units of the product in any of the first five years of such ten-year extension period.

Under the exclusive licensing agreement, we are not precluded from using certain of our intellectual property to develop, license and sell any products in any market other than the ready-to-fill syringe market, or from entering into licensing or other business arrangements with other pharmaceutical companies for the ready-to-fill syringe market outside those therapeutic areas that are exclusive to sanofi-aventis, or after the expiration of the exclusive license with sanofi-aventis. If we grant a license to a third party in respect of the ready-to-fill syringe market, then we are required to pay sanofi-aventis 70% of any access, license or other upfront fee received from such third party for access to purchase the products until our payments to sanofi-aventis have totaled 10.0 million euros, following which we are required to pay 30% of such fees we receive through the end of the initial exclusivity period. We are also required to pay sanofi-aventis an annual royalty payment of 5% of the revenue generated from any sale of the Unifill syringe to third parties, up to a maximum amount of 17.0 million euros in such royalty payments.

On June 30, 2009, we signed an industrialization agreement with sanofi-aventis. The industrialization agreement sets forth the terms for the collaboration between the parties to design, develop, scale up and industrialize the Unifill syringe, including the timetable and milestones for the industrialization program. Under the industrialization agreement, sanofi-aventis has agreed to provide up to 17.0 million euros in payments to us based on milestones we achieve in our industrialization program. The industrialization program began in July 2008. Upon the scheduled completion of the program, we expect to commerce commercial supply of the Unifill syringe to pharmaceutical customers in 2011. From October 2008 through September 2010, we have received payments of 15.0 million euros under the industrialization agreement. Key activities required to be accomplished prior to the completion of the industrialization program include the validation of the first commercial automated assembly system, being developed by Mikron, the completion of a new manufacturing facility in York, Pennsylvania and the establishment of a designated cleanroom for the installation of the automated assembly system.

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

Pursuant to the industrialization agreement, if UMSL agrees to, or proposes to agree to, a change of control with a third party, UMSL must give a written notice to sanofi-aventis, who will be entitled, within five business days, to make an offer on at least equivalent terms. In the absence of an improved change of control proposal, UMSL must accept the matching offer of sanofi-aventis. If UMSL receives an improved change of control offer from the third party, then UMSL must give a further notice to sanofi-aventis for it to make a further matching offer. In addition, if during the term of the industrialization agreement, a change of control that does not involve sanofi-aventis, or its affiliates, obtaining control of UMSL (i) is not recommended by UMSL’s board of directors, (ii) will cause harm to sanofi-aventis, as defined in the agreement or (iii) under which Mr. Alan Shortall, our CEO and director, is not to continue in such capacities for at least two years after the change of control, then sanofi-aventis will have the right to terminate the industrialization agreement within ten business days after receiving a notice from UMSL, or after it otherwise becomes aware of the change of control. Pursuant to the industrialization agreement, a change of control means, in general terms, a change in the ownership of 50% or more of UMSL’s shares or the power to determine the majority composition of UMSL’s board of directors or any other event that UMSL’s board determines to be a change of control event.

Manufacturing

We have an FDA-registered, 50,000 square foot medical device production facility in Lewisberry, Pennsylvania. This facility has two class-eight clean rooms. The first clean room houses a fully automated assembly system used to manufacture our Unitract 1mL syringes. This automated assembly system, which has an optimum capacity of up to 40 million units per year, was fully designed, developed, built and qualified by our in-house team. The other clean room is used to assemble non-proprietary medical devices under contract with B. Braun. Other areas of our Lewisberry facilities are used for offices, product design and prototyping, engineering activities and the construction of automated assembly systems. Prior to the commencement of commercial production of the Unitract 1mL syringe at our Lewisberry facility, we utilized a medical device company in China to manufacture sufficient volumes of these products to obtain regulatory approvals and undertake preliminary marketing activities. We intend to focus upon the domestic manufacture of our Unitract 1mL syringe in Pennsylvania in the foreseeable future.

To support our manufacturing plan for the high-volume production of the Unifill syringe, we are outsourcing the development and manufacture of automated assembly systems for this product to Mikron Assembly Technology, an established industry specialist. Mikron is developing and supplying an automated assembly system to support the commercial production of our Unifill syringe that will be installed into our new facility in York, Pennsylvania. We anticipate that this automated assembly system will have a target production capacity of approximately 60 million units per year. Additional assembly lines, which we expect to commission and operate beyond 2010, are targeted to have an annual manufacturing capacity of approximately 150 million units per year.

To support our business expansion activities, we are in the process of developing a new manufacturing facility close to our Lewisberry facility within York, Pennsylvania. We expect to transition the majority of our staff and manufacturing activities into the new manufacturing facility by late-2010. For more details regarding the development of the new manufacturing facility, please see “Item 2. Properties”.

We source our components and raw materials under written contracts with a variety of suppliers, all of which specialize in the medical device and pharmaceutical sectors. We have also entered into a number of relationships with other companies for the initial supply of components, raw materials and related services for the Unifill syringe. Due to an initial requirement for only limited production volumes of components which comprise the Unifill syringe, we currently receive a majority, or in some cases all, our components such as rubber seals and glass barrels from a single source supplier. To support the industrialization program for this product and further strengthen our supply chain in the long-term, we intend to establish, wherever feasible, a dual-source strategy for the production of key components, raw materials and related services. The companies we expect to appoint for the production and supply of items and related services pertaining to the Unifill syringe all have an established presence in the international drug delivery market, with the majority having facilities in North America and/or Europe.

Sales and Marketing

We expect that our primary customers will be pharmaceutical companies which utilize prefilled syringes as a primary container device for the administration of therapeutic drugs and vaccines. We intend to enter into supply agreements for the Unifill syringe with sanofi-aventis and some other pharmaceutical customers. The majority of these target pharmaceutical customers are multinational companies with headquarters located in either the United States or Europe.

We expect the pharmaceutical customer to be primarily responsible for the sale, marketing and clinical use of the combination drug-delivery device to target government agencies, healthcare facilities or patients who self-administer prescription medication within indicated therapeutic drug classes. We expect to support pharmaceutical customers in the development of documentation or marketing material pertaining to the recommended clinical use of the device with the contained drug or vaccine. We may also enter into agreements for the supply of the Unitract 1mL syringes directly to pharmaceutical companies for use with injectable drug products which are supplied in a vial and marketed in a kit format.

We also intend to distribute our Unitract 1mL syringes within the United States via distributors which specialize in target markets such as long-term and acute care healthcare facilities or the direct mail order of prescription medication and medical equipment to patients for self-administration. We will also examine opportunities to enter into relationships for our Unitract 1mL syringes with group purchasing organizations, or GPOs, which secure competitive pricing for commodity items such as syringes on behalf of members such as acute-care hospitals. Over the past decade, many GPOs have introduced programs that encourage the expedient evaluation and selection of innovative products developed by smaller companies. However, we do not expect to fully penetrate the acute-care hospital market until we have a complete range of clinical syringe sizes.

Outside of the United States, we have distributors to sell our Unitract 1mL syringes in Canada, India, China, Japan and Taiwan and expect to appoint other distributors within other international healthcare markets such as Western Europe and the Asia-Pacific region. Furthermore, we intend to review opportunities to collaborate with governments seeking to examine the use of our Unitract 1mL syringes as a means of helping to prevent the re-use, sharing and unsafe disposal of non-sterile syringes by injecting drug users.

We have a small internal team to support the training of appointed distributors in the marketing and clinical use of our Unitract 1mL syringes. We intend to expand this team as we commence sales of our Unitract 1mL syringes, build relationships with pharmaceutical companies, and appoint additional distributors and commercialize our additional pipeline products.

Intellectual Property

We have established an intellectual property portfolio through which we seek to protect our products and technology. Our intellectual property portfolio includes 32 granted patents in 16 countries, with four issued patents each in Australia and two in the United States. We have filed a significant number of patent applications that are now pending in Australia, the United States, Europe, China, India and other countries covered under the Patent Cooperation Treaty. We also hold provisional patent applications in both the United States and Australia and several registered trademarks. Our patents expire at various dates between 2018 and 2028. Patents relating to the Unifill syringe are expected to expire by 2028. Trade secrets law in the United States and other jurisdictions provides additional protection. We also enter into non-disclosure agreements with certain vendors and customers. All active United States based employees have signed confidentiality, non-compete and intellectual property assignment agreements.

We classify our patents and patent applications as they relate to particular product categories including 1mL insulin and safe syringes with an attached needle; clinical syringes which include larger sizes and interchangeable luer needles; and our Unifill syringe. Many of the features claimed in the insulin and safe syringes patents, such as the mechanism allowing automatic and controlled needle retraction within an integrated medical device, also apply to our other safety syringe products, including the Unifill syringe. Some key patents covering countries such as Australia, the United States and Europe, as well as some of our international patent applications, are described below:

INSULIN AND SAFE SYRINGE (UNITRACT)

	Issued
Description	Patent No.	Patent Application No.	Publication No.	Patent Expiry Date

Australian Patent	731159			September 22, 2018
U.S. Patent	6,083,199			September 22, 2018
International
Patent Application		PCT/AU01/000458	WO 01/80930	April 20, 2021
Europe		01925194.1	1 276 530 A	April 20, 2021
USA	7,500,967		20030158525	July 15, 2022
International
Patent Application		PCT/AU2004/000354	WO 2004/082747
Europe		04721775.7	1 608 421A	March 19, 2024
USA		10/549,710	20060235354	March 19, 2024	*

*	subject to possible patent term adjustment

The patents listed above cover the following features of the insulin and safe syringe:

•	a plunger with interconnecting slots and gates to proved rotation into the injection stroke and then the lockout stroke;

•	a compressed spring to retract the needle and rotate the plunger into a locked position to prevent sharps exposure; and

•	a plastic mount on the needle to provide a needle pickup by the plunger for needle retraction.

CLINICAL SYRINGE

	Issued
Description	Patent No.	Patent Application No.	Publication No.	Patent Expiry Date

International Patent Application		PCT/AU2005/000107	WO 2005/072801
Europe		05700138.0	1 708 772	January 28, 2025
USA		10/587,705	20080255513	January 28, 2025	*
International Patent Application		PCT/AU2006/000618	WO 2006/119570
Europe		06721494.0	1 879 635A	May 11, 2026
USA		11/914,092	20090221962	May 11, 2026	*
USA		61/160,253		November 11, 2029

*	subject to possible patent term adjustment

The patents listed above cover the following features of the clinical syringe:

•	a plunger that holds a compressed spring that is used to retract a luer mount needle from the end of the barrel;

•	a plunger that retracts a luer mount needle into the barrel with controlled reaction;

•	a luer mount needle that is mounted in the barrel with retaining clips integrally formed in the barrel and which uses an ejector to release the needle; and

•	a clinical syringe with a proprietary changeable needle with controlled retraction.

READY TO FILL SYRINGE (UNIFILL)

Issued
Description	Patent No.	Patent Application No.	Publication No.	Patent Expiry Date

International Patent Application		PCT/AU2006/000516	WO 2006/108243
Europe		06721397.5	1 868 669	April 18, 2026
USA		11/911,481	2009093759	April 18, 2026
International Patent Application		PCT/AU2008/000971	WO 2009/003234 A1
Europe		08757038.8		July 2, 2028
USA		12/666,448		July 7, 2028
USA		61/260,252		November 11, 2029
USA		61/289,259		December 22, 2029
USA		61/331,197		May 14, 2030

The patents listed above cover the following features of the Unifill syringe:

•	a two-piece plunger seal and a needle seal with an ejector;

•	a plunger that is molded with a needle pickup feature;

•	a plunger where the control rod is broken off to reduce the disposal length;

•	a needle retainer and release ring that are glued to a glass barrel to overcome limited moldability of glass;

•	a needle retainer, ejector ring and needle seal that retain the needle mount until released for retraction after the full dose is administered;

•	a proprietary changeable needle with controlled retraction; and

•	a plastic barrel adapter mounted to a parallel glass barrel for simplified manufacture, with controlled retraction.

An issued patent, unlike a pending patent application, has been reviewed by the relevant national patent office and has met the legal requirements for patentability required by the law of that country. An issued patent can therefore be enforced against infringers in the courts of the country where granted, although an issued patent does not guarantee that the company has freedom to operate and could still infringe upon the issued patent of another patent held by a third party.

In a number of key countries, we have registered trademarks including Unitract and have commenced applications to register trademarks for our company name, Unilife, as well as our ready-to-fill syringe brand name Unifill. Unitract is a registered trademark in the United States and is also filed under the Madrid Protocol Agreement for the international registration of marks in 25 countries, including France, Germany, Japan, China, Switzerland and the United Kingdom. Additionally, Unitract is a registered trademark in Australia, Mexico, New Zealand, Canada, India, Indonesia, South Africa, and Brazil. Unitract Safe Syringe is also a registered trademark in Australia.

Government Regulation

The development, manufacture, sale and distribution of medical devices are subject to comprehensive government regulation. Our medical devices and manufacturing operations are subject to regulation under the Federal Food, Drug and Cosmetic Act, or the FDC Act, as implemented and enforced by the FDA and various other federal and state agencies and are also subject to regulation by foreign governmental agencies. These laws and regulations govern the development, testing, manufacturing, labeling, advertising, marketing and distribution and market surveillance of medical devices.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices intended for human use into three classes: Class I, Class II and Class III. Class I or Class II devices require the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Class III devices require premarket approval. Our clinical range of syringes, including our Unitract 1mL syringe, are Class II devices. Our Unifill syringe does not require 510(k) clearance because it will be sold to drug manufacturers in its component parts for use as a primary packaging container. None of our products require premarket approval.

There is a different regulatory process that will apply to our Unifill syringe because it will not be distributed as a device. It will be used as a primary container by drug manufacturers to provide drugs in a prefilled format. In the case of the Unifill syringe, it is the responsibility of the pharmaceutical customer who will use the Unifill syringe for its drug to obtain final product approvals, either by submitting a new drug application or abbreviated new drug application. In order to support the pharmaceutical customer’s application, we intend to create what is known as a drug master file. A drug master file is a submission to the FDA that may be used to provide information about facilities, processes or articles used in the manufacturing, packaging and storing of one or more human drugs. The drug master file will define the manufacturing and safety characteristics of the Unifill syringe while protecting proprietary information regarding its technical design.

510(k) Clearance Pathway

When obtaining a 510(k) clearance is required, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as a legally marketed, or predicate, device and does not raise different questions of safety or effectiveness than does a predicate device). According to FDA regulations, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application, or 30 days in the case of an abbreviated 510(k) application that may be filed for product line extensions. As a practical matter, 510(k) clearance often takes between three and twelve months.

We received 510(k) clearance for our Unitract 1mL insulin syringe in October 2008 that covered the production of the device by a contractor outside the United States. We received 510(k) clearance for the production of our Unitract 1mL insulin syringe at our Pennsylvania manufacturing facility in March 2010. We received 510(k) clearance for the production of our Unitract 1mL TB syringe at our Pennsylvania manufacturing facility in September 2010.

Premarket Approval Pathway

A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A premarket approval application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. This process does not apply to our current range of products.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulations, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to occur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our manufacturing subcontractors.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, consent decrees and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspensions or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products or new intended uses;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.

Regulation in the European Union and Australia

The European Union has adopted numerous directives regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body” which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for CE Marking. In July 2009, we received our ISO 13485:2003 quality system certification. Our certification includes the design, development, production and distribution or sterile syringes and insulin syringes and the provision of contract manufacturing services to the medical device industry.

We have successfully completed a Notified Body audit to allow our Unitract syringes to bear the CE mark resulting in CE certification for our Unitract insulin and tuberculin 1mL syringes.

In Australia, the Therapeutic Goods Administration, or TGA, is responsible for administering the Australian Therapeutics Goods Act. The Office of Devices, Blood and Tissues is the department within the TGA responsible for medical devices. The Australian Register of Therapeutic Goods, or ARTG, controls the legal supply of therapeutic goods in Australia. The ARTG is the register of information about therapeutic goods for human use that may be imported, supplied in, or exported from Australia. Any use of an unapproved medical device in humans, even in pilot trials, requires an exemption from the requirement for inclusion on the ARTG. US manufacturers seeking to market product in Australia must acquire CE certification and lodge manufacturer evidence, including the CE certificate and a Declaration of Conformity to Australian Requirements, with the TGA. The lodging of this information with the TGA is completed by an Australian sponsor, with the assistance/support of the manufacturer. Upon TGA acceptance of the manufacturer evidence, the Australian sponsor/manufacturer must create a medical device inclusion in the ARTG and only is then able to release USA-manufactured product in Australia. Our only product that is included on the ARTG is our Unitract 1mL syringe that was previously manufactured for us in China. During June 2010, we received our CE certification for U.S.-manufactured stock of this product. We are currently completing the necessary registration and listing documents for sale of this product in Australia.

With regard to the regulatory process in the European Union and Australia for the Unifill syringe, as in the case of the U.S., it is the responsibility of the pharmaceutical customer who will use the Unifill syringe for its drug to obtain final product approvals.

Other Regulations

We are also subject to various federal, state and local laws and regulations, both in the United States and other international territories where we conduct business, relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with environmental laws or regulations in the future.

We are subject to various federal, state and local laws in the United States targeting fraud and abuse in the healthcare industry, which generally prohibit us from soliciting, offering, receiving or paying any remuneration in order to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs. Healthcare costs have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. The U.S. federal government continues to scrutinize potentially fraudulent practices affecting Medicare, Medicaid and other government healthcare programs. Payers have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare. Violations of fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside the United States.

Competition

The healthcare equipment, pharmaceutical and medical device industry sectors in which we operate are highly competitive. We compete with many companies, both public and private, that range in size from small, highly focused businesses to large diversified multinational manufacturers of healthcare and pharmaceutical equipment, as more fully described below.

While we do not believe there are any other companies that offer a ready-to-fill syringe with safety features which are fully integrated within the glass barrel, there is a highly concentrated market for the production of standard ready-to-fill syringes for supply to pharmaceutical manufacturers. We are aware of five companies which specialize in the production and supply of glass ready-to-fill syringes. These companies are Becton, Dickinson and Company, or BD, Gerresheimer Bünde GmbH, MGlas AG, SCHOTT forma vitrum AG, and Nuova Ompi. All of these companies are larger and better capitalized than we are, and have an extensive base of pharmaceutical customers. We estimate the market concentration rate for these five companies to be approximately 95%. We believe BD’s market share to be in excess of 50%, as it has supply relationships with most pharmaceutical companies and contract manufacturing organizations. Of these five aforementioned companies, we believe that BD is the only one which also markets and supplies ancillary safety products for attachment onto standard prefilled syringes to assist pharmaceutical companies in their compliance with needlestick prevention laws. We are aware of another specialist supplier of ancillary safety products, Safety Syringes Inc, which has contracts with a number of pharmaceutical manufacturers.

We have sought to strengthen our competitive position in this marketplace in a number of ways. For example, the design of the Unifill syringe incorporates the use of a glass barrel which requires shaping at only one end. As a result, the glass barrel for the Unifill syringe may be sourced from the many global suppliers of glass cartridges and not just the five specialty manufacturers mentioned above.

The global market for clinical (non-pre-filled) plastic syringes is highly competitive, with at least 50 manufacturers located across North America, Europe and the Asia-Pacific. The market for clinical safety syringes is relatively less competitive, yet highly concentrated. We believe BD is the largest global supplier of clinical safety syringes. Other companies which compete in this market sector include Retractable Technologies, Inc, Covidien and Smiths Medical. All of these companies offer a full range of clinical safety syringes, operate a strong sales, distribution and customer support network, and have existing supply relationships with major healthcare buying groups.

Research and Development

During the fiscal years ended June 30, 2010 and 2009, we incurred approximately $8.5 million and $1.0 million, respectively, on research and development of our technologies. Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products. It also includes clinical activities and regulatory costs. Research and development costs also include costs associated with certain consultants engaged in research and development activities along with a portion of the overhead costs we incur to operate our manufacturing facility. We expect our research and development expenses to continue as we continue to develop other pipeline product variants of our technology such as the Unitract clinical range of larger syringe sizes.

Employees

As of September 15, 2010, we had 154 employees, of whom 129 are engaged in operations activities including research and development, quality assurance and manufacturing activities, 4 are engaged in marketing and clinical activities and 21 are engaged in finance, legal and other administrative functions. All but four of our employees and all of our executive officers are located at our facilities in Central Pennsylvania. All but two of our employees are full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Legal Proceedings

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We are not aware of any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties is the subject.

Corporate History

Unilife Corporation was incorporated in Delaware on July 2, 2009 as a wholly-owned subsidiary of UMSL. As we describe in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Redomiciliation.”, on January 27, 2010, Unilife Corporation became the parent company of UMSL upon completion of the redomiciliation and UMSL’s shareholders and option holders exchanged their interests in UMSL for equivalent interests in Unilife Corporation. Our principal executive offices are located at 633 Lowther Road, Lewisberry, PA 17339. Our telephone number at this address is +1 717 938-9323.

UMSL was incorporated on June 28, 1985, in South Australia, Australia. The registered office of UMSL is located at Suite 3, Level 11, 1 Chifley Square, Sydney NSW 2000. Originally known as Musgrave Block Holdings Limited, UMSL acquired all of the issued shares of Unitract Pty Limited in November 2002, and changed its name to Unitract Limited (now Unilife Medical Solutions Limited), listed on the Australian Securities Exchange, or ASX under the ticker “UNI” and continued the business operations of Unitract Pty Limited and the development of Unitract Pty Limited’s retractable syringe project. In January 2007, in order to obtain a manufacturing presence in the United States, UMSL acquired all the stock of Integrated BioSciences, Inc., a Pennsylvania-based company, which changed its corporate name to Unilife Medical Solutions, Inc. in February 2009. At the time of its acquisition by UMSL, Integrated BioSciences, Inc. was in the business of contract manufacturing of syringes for third parties and developing automated assembly equipment.

Item 1A.	Risk Factors

Our business faces many risks. We believe the risks described below are the material risks facing the Company. However, the risks described below may not be the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Cautionary Note Regarding Forward-Looking Information” and the other information contained in this Annual Report on Form 10-K and the other documents that we file from time to time with the Securities and Exchange Commission.

Risks Relating to Our Business

We need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our efforts in developing our new manufacturing facility and in our product development or commercialization programs.

We are in the process of developing a new manufacturing facility in central Pennsylvania. We estimate the total cost to be approximately $31.0 million, including approved change orders through September 15, 2010. We intend to secure external financing for up to approximately $20.2 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies and fund the balance through existing cash reserves. Although we currently believe that our current cash resources, together with our anticipated cash flows, will be sufficient to fund our operations (other than the development of the new manufacturing facility which we expect to finance in part with the proceeds of external financing) through at least the second quarter of fiscal 2011, we may obtain additional funding in the future for our product development programs and commercialization efforts. The remaining funding as agreed under the industrialization agreement with sanofi-aventis to complete the industrialization program for the Unifill syringe is $2.6 million. Upon the completion of this program, we may need to obtain additional funding. In addition to potential anticipated sales to sanofi-aventis, we are also engaged in ongoing discussions with additional pharmaceutical companies regarding the sale of the product in areas where sanofi-aventis has not retained exclusive rights. These discussions could lead to arrangements to provide additional funding for the further development of our products.

We cannot provide assurance that we will be able to raise additional funding, if needed, on terms favorable to us, or at all. If we raise additional funds from debt financing, we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may make it more difficult for us to operate our business. If we raise additional funds through the issuance of equity securities, our shares of common stock may suffer dilution. If we are unable to secure additional funding, if needed, our ability to develop or maintain the new manufacturing facility and continue in our product development and commercialization programs would be delayed, reduced or eliminated.

We have received an audit report with a going concern disclosure on our consolidated financial statements.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and / or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended June 30, 2010, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the liquidity condition of the Company. As a result of this uncertainly we may have a more difficult time obtaining necessary financing

Our success depends in large part on our ability to complete the industrialization program for our primary product, the Unifill syringe, and achieve substantial commercial sales of this product to customers. If we experience problems or delays in completing our industrialization program or securing favorable agreements to supply the Unifill syringe to customers, our business, including our ability to generate significant revenues, will be materially and adversely affected.

We commenced the industrialization program for the Unifill syringe in July 2008. Upon the scheduled completion of this program, as well as the development and qualification of production systems to support the manufacture and commercial sale of the Unifill syringe, we expect to commence commercial supply of the Unifill syringe to pharmaceutical customers during 2011. Since the Unifill syringe is our primary product, any failure or significant delay in completing these activities could materially harm our business and our ability to generate any significant amount of revenues for the foreseeable future. Even if we successfully complete our industrialization program for the Unifill syringe, our ability to generate significant revenues will depend on our ability to negotiate successfully one or more supply agreements for the Unifill syringe with sanofi-aventis and/or other pharmaceutical companies and to begin supplying substantial quantities of the product under such agreements. We cannot predict with certainty if and when we will be able to enter into any supply agreements for the Unifill syringe or what the terms of any such agreements will be. If we are unable to secure favorable supply agreements for the Unifill syringe in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

Our business is substantially dependent on our relationship with our strategic partner, sanofi-aventis.

To date, we have derived a substantial majority of our revenues from our exclusive licensing and industrialization agreements with sanofi-aventis. For the years ended June 30, 2010 and 2009, our revenues from these agreements were $8.9 million and $16.1 million, respectively, which represented 78% and 81% of our revenues for the periods, respectively. We expect that revenues from sanofi-aventis will continue to account for a substantial majority of our revenues at least through the end of calendar 2010. Even if we are able to enter into supply agreements and commence commercial sales to companies other than sanofi-aventis, we expect that sanofi-aventis will be our most significant customer, at least until its exclusive period terminates, and that revenues from sanofi-aventis will continue to account for a substantial majority of our revenues and cash flows from operations. Any termination or material breach of the existing agreements between sanofi-aventis and us, any failure to successfully negotiate a supply agreement with sanofi-aventis, or any failure to perform under any supply agreement that we do negotiate, would be likely to materially and adversely affect our business.

Our research and development and other operating expenses are significant and we do not expect to be profitable unless and until we complete our industrialization program, negotiate a supply agreement with sanofi-aventis or other pharmaceutical companies and begin commercial sale of the Unifill syringe.

We have incurred and will continue to incur significant research and development expenses for the completion of the industrialization program for the Unifill syringe, as well as for the development of other product variants of our technology. We will also incur general and administrative expenses related to increasing our manufacturing operations, expanding our sales and marketing capabilities, seeking regulatory approvals, and complying with the requirements related to being a public company in both the United States and Australia. We will not be profitable unless we are successful in developing and commercializing the Unifill syringe and other new products, obtaining regulatory approvals, and manufacturing, marketing and selling commercial products.

The Unifill syringe has been designed to be compatible with the drug manufacturing systems currently utilized by sanofi-aventis, which may hinder our ability to sell the product to other pharmaceutical customers whose manufacturing processes may not be compatible with our current product designs.

The Unifill syringe has been designed to be compatible with the drug filling and packaging systems of sanofi-aventis. While the standard glass barrels to be used for the Unifill syringe are also currently utilized by most pharmaceutical companies, the specific processes used by other pharmaceutical companies to fill, manufacture or package prefilled syringes with an injectable drug product may vary from those of sanofi-aventis. Furthermore, pharmaceutical companies may in some cases require the use of materials which are biocompatible with a particular drug compound and to which we do not have access. Such events may require design, material or process changes to our product, or restrict our ability to enter into supply relationships with other pharmaceutical companies and accordingly, may have a material adverse effect on our results of operations and financial condition.

Our ability to successfully market and sell our safety syringes outside of the pharmaceutical market may be impaired until we are able to offer a full range of safety syringes in sizes commonly used in acute-care facilities.

In addition to the Unifill syringe, our product portfolio also includes the Unitract 1mL syringe, a plastic syringe which we refer to as a clinical syringe. Acute-care hospitals are the largest single healthcare market for clinical syringes. These facilities use a range of clinical syringes, including 1mL, 3mL and 5mL sizes, for the subcutaneous and intramuscular administration of therapeutic drugs and vaccines. We have completed development and secured regulatory approvals only for the marketing and sale of our Unitract 1mL syringe. While we intend to market the Unitract 1mL syringe to other healthcare sectors in addition to acute-care facilities, our ability to market and sell our safety syringes successfully may be impaired until we are able to offer clinical syringes in a full range of sizes.

Our success will depend on the full commercialization of our current products, and the development and commercialization of other pipeline products. There can be no assurance that we will be successful in these efforts.

A significant element of our strategy focuses on developing products that deliver greater benefits to pharmaceutical companies, healthcare workers and patients. The development of these products requires significant research and development, clinical evaluations and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and secure customer orders for these products. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

We may encounter difficulties managing our growth, which could materially harm our business.

We expect to expand our operations and grow our research and development, product development, regulatory, manufacturing, sales, marketing and administrative operations. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth and to develop and commercialize our products, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base. In addition, we will need to manage relationships with various manufacturers, suppliers, customers and other organizations. Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls. We may not be able to implement such improvements to our management information, disclosure controls and procedures and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. Our failure to accomplish any of these tasks could materially harm our business.

We depend on our executive officers and key personnel and the loss of them could adversely affect our business.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Alan Shortall, our Chief Executive Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Shortall and other key personnel, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business. In addition, we have a limited history of operations under our current officers and directors. Our officers have not worked together for an extensive length of time. If for any reason our management members cannot work efficiently as a team, our business will be adversely affected.

We will incur increased costs as a result of being a reporting company in both Australia and the United States and we have limited experience as a US reporting company.

We became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, on February 11, 2010 when our registration statement on Form 10 became effective. Our shares of common stock are also listed on the ASX in the form of CDIs, and we are therefore required to file financial information and make certain other filings with the ASX. Our status as a reporting company in both Australia and the United States makes some activities more time-consuming and costly and causes us to incur additional legal, accounting and other expenses that we had not previously incurred, including costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.

If our internal control over financial reporting or our disclosure controls and procedures are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, investors could lose confidence in our financial reports, the price of our shares of common stock may decline, and we may be subject to increased risks and liabilities.

We became a U.S. reporting company on February 11, 2010 and are subject to the Sarbanes-Oxley Act of 2002 and applicable rules and regulations thereunder. Section 404 of the Sarbanes-Oxley Act will require that we include a report of our management on our internal control over financial reporting and a report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K beginning with our annual report for the fiscal year ending June 30, 2011. We will also have to include quarterly reports and certifications of our management regarding the effectiveness of our disclosure controls and procedures. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent review, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our internal controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from the way we interpret them. Our management may also conclude that our disclosure controls and procedures are not effective.

If we fail to achieve and maintain an effective internal control environment and disclosure controls and procedures, we could suffer material misstatements in our financial statements and other information we report and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial and other information. This could lead to a decline in the trading price of our shares of common stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations and civil or criminal sanctions.

We have limited sales, marketing and distribution experience.

We have a small internal team to support the training of appointed distributors in the marketing and clinical use of our Unitract 1mL syringes. Although we intend to expand this team as we commence sales of our Unitract 1mL syringes, appoint additional distributors and commercialize our larger-sized clinical syringes, we will have to devote significant financial and management resources to this effort. In developing our sales, marketing and distribution functions, we could face a number of risks, including:

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may be substantial; and

•	there are significant legal and regulatory risks in medical device marketing and sales, and any failure to comply with all legal and regulatory requirements for sales, marketing and distribution could result in enforcement action by the FDA or other authorities that could jeopardize our ability to market our product(s) or could subject us to substantial liability.

We have outsourced the development of automated assembly systems for our Unifill syringe to Mikron Assembly Technology, a third-party contractor. Our ability to commercialize the Unifill syringe will be dependent on the ability of this contractor to provide these systems according to specifications and in a timely manner.

We have outsourced the development of automated assembly systems for our Unifill syringe to Mikron Assembly Technology, a third party equipment manufacturer. The development of a pilot system with a target production capacity of approximately 60 million units per year began in December 2009 with completion and installation scheduled during the fourth quarter of calendar 2010. Additional assembly lines with higher annual manufacturing capacity are expected to commission and operate beyond 2010. The failure of this company to supply these automated assembly systems to us which meet contracted specifications in a timely manner will significantly impair our business activities and the completion of the industrialization program.

If we experience delays in developing our new manufacturing facility, our ability to produce our Unifill syringe in commercial quantities would be impaired, which would harm our business. In addition, all of our current commercial and production activity takes place in one facility which subjects us to risk if we were to experience a catastrophic event at this facility.

We have a 50,000 square foot FDA-registered, medical device production facility in Lewisberry, Pennsylvania, for the production of the Unilife 1mL syringes and for the medical device contract manufacturing activities. However, we will need to expand our manufacturing capabilities in order to produce Unifill syringes and our other products in the quantities that may be necessary to meet anticipated market demand. We are in the process of developing additional manufacturing facilities in central Pennsylvania in conjunction with Keystone Redevelopment Group LLC, a Pennsylvania-based real estate company. We may not successfully complete the development of the new manufacturing facility in a timely manner, or at all. If we are unable to do so, we may not be able to produce our products in sufficient quantities to meet the requirements for the launch of the products or to meet future demand, if at all.

In addition, because all of our operations are currently conducted out of our Lewisberry facility, a catastrophic event, such as fire, natural disaster, pandemic, war, terrorism, labor disruption or governmental actions taken in response to such an event, could severely disrupt our business activities and adversely affect our results of operations and financial condition.

Our manufacturing facilities and the manufacturing facilities of our suppliers must comply with applicable regulatory requirements. If we or they fail to achieve or maintain regulatory approval for these manufacturing facilities, our business and our results of operations would be harmed.

Commercialization of our products requires access to, or the development of, manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products. In addition, the FDA must approve facilities that manufacture our products for US commercial purposes, as well as the manufacturing processes and specifications for the product. Suppliers of components of, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages. We and our suppliers may not satisfy these requirements. If we or our suppliers do not achieve or maintain required regulatory approval for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations.

The costs of raw materials have a significant impact on the level of expenses that we incur. If the prices of raw materials and related factors such as energy prices increase, and we cannot pass those price increases on to our customers, our results of operations and financial condition would suffer.

We use a number of raw materials including polymer plastics. The prices of many of these raw materials, such as those sourced from petroleum-based raw materials, are cyclical and volatile. While we would generally attempt to pass along increased costs to our customers in the form of sales price increases, we might not be able to do so, for competitive or contract-related reasons or otherwise. If we could not set our prices to reflect the costs of our raw materials, our results of operations and our financial condition would suffer.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process could adversely impact our operations.

We employ a supply chain management strategy which seeks to source components and materials from a number of established third party companies. Where possible, we seek to establish dual contracts for the supply of particular components or services. However, there is a risk that our supply lines may be interrupted in the event of a supplier production problem, material recall or financial difficulties. If one of our suppliers is unable to supply materials required for production of our products or our strategies for managing these risks are unsuccessful, we may be unable to complete the production of sufficient quantities of product to fulfill customer orders, or complete the qualification of new replacement materials for some programs in time to meet future production requirements. Prolonged disruptions in the supply of any of our key raw materials, difficulty in completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply, could have a material adverse effect on our results of operations, our financial condition or cash flows.

Some companies we may utilize for the supply of components are also competitors, and they could elect to cease supply relationships with us in the future for competitive reasons.

Some companies we may utilize for the supply of components for the Unifill syringe also develop and market their own safety products which can be attached onto standard prefilled syringes. These companies may elect to cease supply relationships with us in the future for competitive reasons. This may disrupt our supply chain, cause difficulties in the qualification of new sources of supply and impair our ability to supply customer orders. Such events may have a material adverse effect on our results of operations, our financial condition or cash flows.

The medical device industry is very competitive.

Competition in the medical device industry is intense. We face this competition from a wide range of companies. These include large medical device companies, most of which have greater financial and human resources, distribution channels and sales and marketing capabilities than we do. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include, for example, product design and performance, product safety, sales, marketing and distribution capabilities, success and timing of new product development and introductions and intellectual property protection.

We may be adversely impacted by next generation drug delivery technologies.

Much of our potential sales and potential profitability depends to a large extent on the sale of drug products delivered by subcutaneous or intramuscular injection. Other device companies, and pharmaceutical companies, are attempting to develop alternative therapies or drug administration systems such as needle-free or intradermal injection technology for the treatment or prevention of various diseases. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. If the products developed in the future by our customers or potential customers use another delivery system, our sales and potential profitability could suffer. Furthermore, we will be largely reliant upon the receipt of revenues from the sale of the Unifill syringe and the Unilife 1mL syringe and will not have the benefit of diversification.

We are subject to extensive regulation.

We are subject to extensive regulation by the FDA pursuant to the FDC Act, by comparable agencies in other countries, and by other regulatory agencies and governing bodies. Our products must receive clearance or approval from the FDA or counterpart non-U.S. regulatory agencies before they can be marketed or sold. The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources. The process may also require changes to our products or result in limitations on the indicated uses of the products. As a result, our expectations with respect to marketing approval or clearance may prove to be inaccurate and we may not be able to obtain marketing approval or clearance in a timely manner or at all. In addition, regulatory requirements outside the U.S. change frequently, requiring prompt action to maintain compliance, particularly when product modifications are required. Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation.

Future changes, if any, to the FDA 510(k) clearance or premarket approval processes may impact our ability to market and sell our products.

Before a new medical device, or a significant change involving a new use of or claim for an existing medical device, can be distributed commercially in the United States, it must receive either prior 510(k) clearance or premarket approval from the FDA, unless an exemption exists. Either process can be expensive and lengthy. We have received 510(k) clearance that covered the production of our Unitract 1mL insulin syringe by a contractor outside the United States as well as at our Pennsylvania manufacturing facility. Our Unifill syringe does not require 510(k) clearance because it will be sold to drug manufacturers for use as drug packaging. The premarket approval process does not apply to our current range of products. The FDA may, however, revise existing regulations or adopt additional regulations, each of which could prevent or delay 510(k) clearance or premarket approval of our new or modified devices, or could impact our ability to market our currently cleared devices. The FDA, for example, has recently announced its intention to review the 510(k) process and consider enhancements that could impact future 510(k) submissions. It has also encouraged manufacturers to consult with the FDA as to the appropriate 510(k) clearance process for any new product. Such changes could result in additional scrutiny by the FDA of 510(k) applications that we will submit for our new or modified devices and could result in delays and increased costs in obtaining FDA clearances, which could materially impact our business, financial condition and results of operations.

We may face significant uncertainty in the industry due to government healthcare reform.

The healthcare industry in the United States is subject to fundamental changes due to the ongoing healthcare reform and the political, economic and regulatory influences. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in January 2013. This enacted excise tax may adversely affect our operating expenses and results of operations. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

We are subject to regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

The design, development, manufacturing, marketing and labeling of our products are subject to regulation by governmental authorities in the United States, Europe and other countries, including the FDA. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. Our business may be adversely affected by changes in the regulation of drug products and medical devices.

Our target pharmaceutical customers are also subject to government regulations for the manufacturing, approval, marketing and labeling of therapeutic drug products. An effect of the governmental regulation of our customers’ injectable drug products and manufacturing processes is that compliance with regulations makes it costly and time consuming to transition to the use of our devices for existing products, or to secure approval for pipeline products targeted for use with our devices. If regulation of our customers’ products incorporating our devices increases over time, it is likely that this would adversely affect our sales and profitability.

Product defects could adversely affect the results of our operations.

The design, manufacture and marketing of medical devices involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

We may be sued for product liability, which could adversely affect our business.

The design, manufacture and marketing of medical devices carries a significant risk of product liability claims. We may be held liable if any product we develop and commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals required to commercialize our medical safety products will not protect us from any such liability. We carry product liability insurance. However, if there were to be product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. We also intend to seek product liability insurance for any approved products that we may develop or acquire in the future. There is no guarantee that such coverage will be available when we seek it or at a reasonable cost to us.

We may not be able to effectively protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Our intellectual property portfolio includes, in addition to trademarks and trade secrets, 26 granted patents in 14 countries, a significant number of patent applications pending in the United States, Australia and the countries covered under the Patent Cooperation Treaty. Our patents expire at various dates between 2018 and 2028. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any competitive advantage. Even if issued, existing or future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of terms of patent protection we may have for our products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

Intellectual property litigation could be costly and disruptive to us.

The retractable syringe product lines in which we compete are relatively new inventions with numerous companies having patents. In recent years, there have been several patent infringement suits involving other industry participants. To-date, we have not been subject to any such patent infringement suits and also hold freedom to operate reports which we believe indicate that our technology and associated products are substantially different from other known patents. There is no assurance, however, that third parties will not assert any patent, copyright, trademark and other intellectual property rights to technologies used in our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

•	stop, delay or abandon our ongoing or planned commercialization of the product that is the subject of the suit;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or

•	redesign those products that use the relevant technology.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Impairment of our goodwill, which represents a significant portion of our total assets, would adversely affect our operating results and we may never realize the full value of our goodwill.

As of June 30, 2010, we have $10.8 million of goodwill, which represents 17% of our total assets recorded as a result of our acquisition activities. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Any material impairment of our goodwill would likely have a material adverse impact on our results of operations.

Fluctuations in foreign currency exchange rates could adversely affect our financial condition and results of operations.

Currently, the majority of our revenues are derived from payments under our industrialization agreement with sanofi-aventis which provides that sanofi-aventis will pay us in euros, while we incur most of our operating expenses in U.S. dollars or Australian dollars. Changes in foreign currency exchange rates can affect the value of our assets and liabilities, and the amount of our revenues and expenses. We do not currently try to mitigate our exposure to currency exchange rate risks by using hedging transactions. We cannot predict future changes in foreign currency exchange rates, and as a result, we may suffer losses as a result of future fluctuations.

Risk Factors Related to Our Shares of Common Stock

The trading price of our shares of common stock may fluctuate significantly.

Our common stock has been listed on the Nasdaq since February 2010 and on the ASX in the form of CDIs since January 2010. The price of our shares of common stock may be volatile, which means that it could decline substantially within a short period of time. The trading price of the shares may fluctuate, and investors may experience a decrease in the value of the shares that they hold, sometimes regardless of our operating performance or prospects. The trading price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning our business and that of our competitors including in particular, the progress of our industrialization program for the Unifill syringe;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales of our current or pipeline products;

•	quarterly variations in operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events or general market conditions.

If there are substantial sales of our shares of common stock, our share price could decline.

As of September 15, 2010, we had 55,230,454 shares of common stock issued and outstanding. All of those shares of common stock other than 4,735,314 shares held by our affiliates, are freely tradable under the Securities Act. Shares held by our affiliates are eligible for resale pursuant to Rule 144. If our stockholders sell a large number of shares of common stock or the public market perceives that our stockholders might sell a large number of shares, the prices at which our common stock trades could decline significantly.

In addition, as of September 15, 2010, 10,129,404 shares of our common stock are subject to outstanding stock options. We have filed a registration statement on Form S-8 to cover the issuance of 9,151,667 shares of our common stock that are issuable upon the exercise of outstanding options. During June 2010, our registration statement on Form S-1 was declared effective to cover the resale of 5,444,633 shares of our common stock that are issuable upon the exercise of options not eligible for inclusion in our registration statement on Form S-8. The exercise of those options may have a dilutive effect on current stockholders and if those parties exercising their options choose to sell their shares, it could have an adverse effect on the market price for our shares.

We do not intend to pay cash dividends in the foreseeable future.

For the foreseeable future, we do not intend to declare or pay any dividends on our common stock. We intend to retain our earnings, if any, to finance the development and expansion of our business and product lines. Any future decision to declare or pay dividends will be made by our board of directors and will depend upon a number of factors including our financial condition and results of operations. In addition, under our current bank financing agreements, we are not permitted to pay cash dividends without the prior written consent of the lender.

We may be subject to arbitrage risks.

Investors may seek to profit by exploiting the difference, if any, in the price of our shares of common stock on the Nasdaq and on the ASX. Such arbitrage activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value.

Our certificate of incorporation, bylaws, the Delaware General Corporation Law and the terms of our industrialization agreement with sanofi-aventis may delay or deter a change of control transaction.

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our board of directors to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 66 2/3% majority stockholder approval in order for stockholders to amend our bylaws or adopt new bylaws; and providing that, subject to the rights of preferred shares, the number of directors is to be fixed exclusively by our board of directors. Section 203 of the Delaware General Corporation Law, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our board of directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. In addition, our industrialization agreement with sanofi-aventis provides to sanofi-aventis the right to match a change of control proposal and to terminate the industrialization agreement under certain circumstances of a change of control event. See “Business — Strategic Partnership with sanofi-aventis”. These provisions may delay or deter a change of control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 50,000 square feet of a building in Lewisberry, Pennsylvania under an operating lease expiring in August 2012 of which approximately 6,000 square feet are being used as our executive offices and the remaining 44,000 square feet are being used as our manufacturing facility and warehouse. The manufacturing facility is an FDA-registered medical device production facility. This facility has two class-eight clean rooms. The first clean room houses a fully automated assembly system used to manufacture our Unitract 1mL syringes. The other clean room is used to assemble non-proprietary medical devices under contract for outsourcing customers. Other areas of the manufacturing facility are used for offices, product design and prototyping, engineering activities and the construction of automated assembly systems.

We have also entered into a short-term lease for a small office building near our main facility. This office building is used for engineering and product development.

We also occupy an office of 1,100 square feet in Sydney, Australia under a lease expiring in November 2010. This office space is used for certain finance and administrative operations in Australia.

Development of New Global Headquarters and Manufacturing Facility

To support our business expansion activities, we are in the process of developing a new global headquarters and manufacturing facility in Pennsylvania in order to accommodate our projected demand for the Unifill syringe. We, through our subsidiary Unilife Cross Farm, LLC, or Unilife CF, purchased a 38 acre block of land in York County, Pennsylvania from Greenspring Partners, LP in November 2009. The site is located approximately 9.5 miles from our current premises in Lewisberry, Pennsylvania. On the property, we are developing an approximately 165,000 square foot office, manufacturing, warehousing and distribution facility. The new facility is initially intended to accommodate Unifill automated assembly lines with a combined annual capacity of 360 million units per year, as well as the Unitract 1mL automated assembly line and other contract manufacturing systems currently situated at our Lewisberry facility. The new facility will also include a 54,000 square foot office section that will function as our global headquarters and support administrative, marketing, new product development, quality laboratories and other operational functions. The new facility has been designed to allow for an additional 100,000 square feet of contiguous production space to be constructed when required at a later date by us. Upon this additional expansion occurring, it will provide us with the space required to produce up to one billion syringes annually via the installation of additional Unifill assembly lines. Although this additional expansion of the new facility forms part of the current planning approvals that have been received by us, it is not part of the current development activity.

We have retained Keystone Redevelopment Group LLC, or Keystone, a Pennsylvania-based real estate company specializing in large scale redevelopment and complex economic development projects, as the developer for the new facility. Keystone is assisting us in securing financing for the new facility and providing us with certain related consulting and other services. We have retained HSC Builders & Construction Managers (HSC) of Pennsylvania, a Pennsylvania-based company that specializes in building custom-designed facilities for biotech, academic, healthcare, pharmaceutical and technology companies, as the construction manager and constructor of the new facility. We have retained L2 Architecture, or L2, a Philadelphia-based architectural and engineering design firm that specializes in the pharmaceutical and medical device sector, to provide architectural design and structural, mechanical and electrical engineering services for the new facility.

We estimate the total cost for developing the new facility to be approximately $31.0 million, including approved change orders through September 15, 2010. We intend to secure external financing for up to approximately $20.2 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies and fund the balance through existing cash reserves.

The projected timetable for the construction of the new facility to be undertaken by HSC is as follows:

Date	Activity

By the end of June 2010	Completion of utility rooms for equipment installation
By the end of October 2010	Completion of clean rooms for equipment installation (Phase 1)
By the end of October 2010	Temporary occupancy permit for manufacturing/warehouse
By the end of December 2010	Unrestricted occupancy permit for manufacturing/warehouse (Phase 2)
By the end of December 2010	Unrestricted occupancy permit for office

Item 3.	Legal Proceedings

In the ordinary course of our business, we may be subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. We are not aware of any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties is the subject.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing February 16, 2010, our shares of common stock began trading on the Nasdaq Global Market under the symbol “UNIS”. Our shares of common stock have also traded in the form of CHESS Depositary Interests (“CDIs”), each CDI representing one-sixth of a share of our common stock, on the Australian Securities Exchange (“ASX”) under the symbol “UNS” since January 18, 2010. Prior to that date, the ordinary shares of our predecessor Unilife Medical Solutions Limited (“UMSL”) were traded on the ASX under the symbol “UNI”.

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on the Nasdaq Global Market (commencing February 16, 2010), the high and low closing prices for our CDIs on the ASX (from January 18, 2010 through February 15, 2010) and the high and low closing prices for the ordinary shares of UMSL (prior to January 18, 2010). The prices of our CDIs (and previously ordinary shares of UMSL) have been adjusted to give effect to the six for one exchange ratio and have been converted to U.S. dollars using the exchange rate on the last day of each respective quarter.

Period	High	Low
	(US$)	(US$)

Fiscal Year 2010:
First Quarter	7.20	1.62
Second Quarter	6.30	4.68
Third Quarter	17.90	5.04
Fourth Quarter	8.04	5.28
Fiscal Year 2009:
First Quarter	2.04	1.26
Second Quarter	1.20	0.72
Third Quarter	1.14	0.96
Fourth Quarter	1.50	1.20

Holders

As of September 15, 2010, we had 55,230,454 shares of common stock issued and outstanding, and there were 171 holders of record of our common stock, including Chess Depositary Nominees which held shares of our common stock on behalf of 8,226 CDI holders. The closing sales price for our common stock on September 15, 2010 was $5.59 as reported by the Nasdaq Global Market.

Dividends

We currently intend to retain any earnings to finance research and development and the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, covenants associated with certain of our debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors. Moreover, if we determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends. In addition, under our bank financing agreements, we are not permitted to pay cash dividends without the prior written consent of the lender.

Equity Compensation Plan Information

The following table provides information as of June 30, 2010 with respect to our equity compensation plans. See Note 4 to our consolidated financial statements included elsewhere is this Annual Report on Form 10-K for further information.

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders
Employee Share Option Plan	2,914,700		$2.16	—	(1)
2009 Stock Incentive Plan	2,144,000	(2)	5.89	2,038,000	(3)
Agreement with individual consultant	83,333		2.57	—
2009 private placement options	3,643,430		7.81	—
Equity compensation plans not approved by security holders Individual agreements with various consultants, advisors and other third parties	1,628,880		1.61	—

Total	10,414,343		$4.82	2,038,000

(1)	No further options will be granted under this plan.

(2)	Represents the number of shares issuable upon exercise of outstanding options under the 2009 Stock Incentive Plan. In addition, there are 1,818,000 non-vested shares (and no vested shares) pursuant to restricted stock awards under the 2009 Stock Incentive Plan.

(3)	Represents the number of shares available for future issuance pursuant to stock option, restricted stock and other awards under the 2009 Stock Incentive Plan. The number of shares available for issuance under the 2009 Stock Incentive Plan adjusts annually commencing on January 1, 2011 as provided therein.

Performance Graph

The performance graph shown below compares the change in cumulative total shareholder return on shares of common stock with the Nasdaq Stock Market Index (US) and the NASDAQ Health Care Index (US) from February 16, 2010, our first day of trading on the Nasdaq Global Market, through our fiscal 2010 year ended June 30, 2010. The graph sets the beginning value of shares of common stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of common stock.

ASX-Required Disclosure

Corporations Act 2001 (Cth) and Repurchases of Securities

We are not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act dealing with the acquisition of our shares (in particular, relating to substantial shareholdings and takeovers).

Under the Delaware General Corporation Law, we are generally permitted to purchase or redeem our outstanding shares out of funds legally available for that purpose without obtaining stockholder approval, provided that (i) our capital is not impaired; (ii) such purchase or redemption would not cause our capital to become impaired; (iii) the purchase price does not exceed the price at which the shares are redeemable at our option and (iv) immediately following any such redemption, we shall have outstanding one or more shares of one or more classes or series of stock, which shares shall have full voting powers. Our certificate of incorporation does not create any further limitation on our purchase or redemption of our shares.

Australian Disclosure Requirements

As part of our ASX listing, we are required to comply with various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules and is not intended to fulfill information required by this Annual Report on Form 10-K.

Comparative Performance Graph

The performance graph shown below compares the change in cumulative total shareholder return of Unilife Corporation’s Chess Depository Interest (CDI), the ASX All Ordinaries Index and the S&P/ASX 200 Health Care Index for the five year period ended June 30, 2010. The graph sets the beginning value of shares of CDIs and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of the Company’s common stock or CDIs.

Distribution of Equity Security Holders as of September 15, 2010

	CDIs
	Number of	Number of
	Holders	CDIs

1 — 1,000	1,396	805,319
1,001 — 5,000	2,655	7,780,130
5,001 — 10,000	1,299	10,405,713
10,001 — 100,000	2,445	77,381,037
100,001 — and over	431	148,398,083

	8,226	244,770,282

The number of shareholders holding less than a marketable parcel of shares was 645 as of September 15, 2010.

There is no current buy-back of the Company’s securities.

General Information

The name of the Company Secretary is Mr. J. Christopher Naftzger.

The address of the principal registered office in Australia is Suite 3, Level 11, 1 Chifley Square, Sydney NSW 2000. The ASX Liaison Officer is Mr. Jeff Carter.

Registers of securities are held at Computershare Investor Services Pty Limited, Level 2, 45 St Georges Terrace Perth WA 6000 Australia, Investor Enquiries +61 8 9323 2000 (within Australia) +61 3 9415 4677 (outside Australia).

Voting Rights

Unilife’s by-laws provide that each stockholder has one vote for every share of common stock entitled to vote held of record by such stockholder and a proportionate vote for each fractional share of stock entitled to vote so held, unless otherwise provided by Delaware General Corporation Law or in the certificate of incorporation.

If holders of CDIs wish to attend Unilife’s general meetings, they will be able to do so. Under the ASX Listing Rules, Unilife, as an issuer of CDIs, must allow CDI holders to attend any meeting of the holders of the underlying securities unless relevant U.S. law at the time of the meeting prevents CDI holders from attending those meetings.

In order to vote at such meetings, CDI holders have the following options:

(a) instructing CDN, as the legal owner, to vote the Unilife Shares underlying their CDIs in a particular manner. The instruction form must be completed and returned to Unilife’s share registry prior to the meeting;

(b) informing Unilife that they wish to nominate themselves or another person to be appointed as CDN’s proxy for the purposes of attending and voting at the general meeting;

(c) converting their CDIs into a holding of Unilife and voting these at the meeting (however, if thereafter the former CDI holder wishes to sell their investment on ASX, it would be necessary to convert Unilife Shares back to CDIs).

As holders of CDIs will not appear on Unilife’s share register as the legal holders of Unilife Shares, they will not be entitled to vote at a Unilife shareholder meetings unless one of the above steps is undertaken.

Proxy forms and details of these alternatives will be included in each notice of meeting sent to CDI holders by Unilife.

Holders of options are not entitled to vote.

Australian Corporate Governance Statement

The Board of Directors and employees of Unilife Corporation (“Unilife” or the “Company”) are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct.

The Board of Directors confirms that the Company’s corporate governance framework is generally consistent with the Australian Securities Exchange’s (“ASX”) Corporate Governance Council’s “Corporate Governance Principles and Recommendations (2nd Edition)” (“ASX Governance Recommendations”), other than as set out below. To this end, the Company provides below a review of its governance framework using the same numbering as adopted for the Principles as set out in the ASX Governance Recommendations.

Copies of the Company’s charters, codes and policies may be downloaded from the corporate governance section of the Unilife website (www.unilife.com).

The Company redomiciled to the United States in January 2010 and listed on Nasdaq in February 2010. As a result and to meet Nasdaq listing requirements, the policies and practices adopted by the Company are predominantly “U.S.-focused”.

Principle 1 — Lay solid foundations for management and oversight

Recommendation 1.1 — Establish the functions reserved to the board and those delegated to senior executives and disclose those functions

The primary responsibility of:

(a) the Board of Directors is to exercise their business judgment to act in what they reasonably believe to be in the best interests of the Company and its stockholders; and

(b) the Chief Executive Officer is to oversee the day-to-day performance of Unilife (pursuant to Board delegated powers).

The Board’s responsibilities are recognized and documented on an aggregated basis via the Charter of the Board of Directors, which is available on the corporate governance section of the Company’s website.

While day-to-day management has been delegated to the Chief Executive Officer, it is noted that the following matters are specifically reserved for the attention of the Board:

(a) providing input into and final approval of management’s development of corporate strategy and performance objectives;

(b) reviewing, ratifying and monitoring systems of risk management and internal control, codes of conduct, and legal compliance;

(c) ensuring appropriate resources are available to senior executives;

(d) approving and monitoring the progress of major capital expenditure, capital management and acquisitions and divestments; and

(e) approving and monitoring financial and other reporting.

Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives

This Annual Report on Form 10-K includes extensive discussions in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities. Information regarding executive compensation for the fiscal year ended June 30, 2010, as required by Item 11, is included in this report, including the information set forth under the captions “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Recommendation 1.3 — Disclosure of information under Principle 1 of the ASX Governance Recommendations

Reporting Requirement

The Company fully complied with Recommendation 1.1 to 1.3 during the fiscal year ended June 30, 2010.

Principle 2 — Structure the Board to add value

Recommendation 2.1 — A majority of the board should be independent directors

Recommendation 2.2 — The chair should be an independent director

Recommendation 2.3 — The roles of Chairman and Chief Executive Officer should not be exercised by the same individual

The Board of Directors is currently comprised of seven directors. The seven directors include six non-executive directors (including the Chairman of the Board) and one executive director (being the Chief Executive Officer) with the role of Chairman and Chief Executive Officer being exercised by different individuals. Five of the six non-executive directors are “independent” as defined in the Nasdaq listing rules.

At the Company’s expense, the Board collectively or directors (acting as individuals) are entitled to seek advice from independent external advisers in relation to any matter which is considered necessary to fulfill their relevant duties and responsibilities. Individual directors seeking such advice must obtain the approval of the Chairman. Any advice so obtained will be made available to the Board.

Recommendation 2.4 — The board should establish a nomination committee

The Company has established a Nominating and Corporate Governance Committee which consists of all independent directors (including the Chairman of the Nominating and Corporate Governance Committee).The members of the Nominating and Corporate Governance Committee are Mr. Bosnjak, Mr. Lund, Mr. Galle and Mr. Firestone (Chair). A copy of the Nominating and Corporate Governance Committee Charter is available on the corporate governance section of the Company’s website.

Reporting Requirement

The Company fully complied with Recommendation 2.1 to 2.4 during the fiscal year ended June 30, 2010.

Recommendation 2.5 — Disclose the process for evaluating the performance of the Board, its committees and individual directors

Reporting Requirement

The Company is at the early-stage of industrialization for its Unifill syringe. As such, the Company has not undertaken a formal review of the performance of the Board, its committees or individual directors. The Company has not therefore complied with Recommendation 2.5 during the fiscal year ended June 30, 2010.

Recommendation 2.6 — Disclosure of information under Principle 2 of the ASX Governance Recommendations

Reporting Requirement

Information regarding Directors, including biographical information, as required by Item 10, and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” as required by Item 12 are included in this Annual Report on Form 10-K.

Principle 3 — Promote ethical and responsible decision-making

Recommendation 3.1 — Establish a Code of Conduct and disclose it.

The Company has adopted a Code of Business Conduct and Ethics which is available on the corporate governance section of the Company’s website.

Recommendation 3.2 — Establish a policy concerning trading in Company securities by directors, senior executives and employees and disclose it

The Company has adopted an Insider Trading Policy which is available on the corporate governance section of the Company’s website.

Recommendation 3.3 — Disclosure of information under Principle 3 of the ASX Governance Recommendations

Reporting Requirement

The Company fully complied with Recommendation 3.1 to 3.3 during the fiscal year ended June 30, 2010.

Principle 4 — Safeguard integrity in financial reporting

Recommendation 4.1 — The Board should establish an Audit Committee

Recommendation 4.2 — The Audit Committee should: (a) consist of non-executive directors only; (b) consist of a majority of independent directors; (c) be chaired by an independent chair who is not chair of the Board; and (d) have at least three members

Recommendation 4.3 — The Audit Committee should have a formal charter

The Company has established an Audit Committee which consists only of non-executive directors all of whom are independent (including the Chairman of the Audit Committee). The members of the Audit Committee are Mr. Bosnjak, Mr. Lund (Chair) and Ms. Wold.

The Audit Committee Charter is available on the corporate governance section of the Company’s website.

Reporting Requirement

The Company fully complied with Recommendation 4.1 to 4.3 during the fiscal year ended June 30, 2010.

Recommendation 4.4 — Disclosure of information under Principle 4 of the ASX Governance Recommendations

Reporting Requirement

In Item 10 of this Annual Report on Form 10-K, the Company has disclosed information regarding the skills, experience and expertise of directors, including audit committee members, in accordance with U.S. disclosure requirements.

In Item 9A of this Annual Report on Form 10-K, we have disclosed information regarding the Company’s Controls and Procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting.

Principle 5 — Make timely and balanced disclosure

Recommendation 5.1 — Establish written policies designed to ensure compliance with ASX Listing Rule disclosure requirements and to ensure accountability at a senior executive level for that compliance and disclose those policies

Recommendation 5.2 — Disclosure of information under Principle 5 of the ASX Governance Recommendations

Unilife is committed to providing timely and balanced disclosure to the market and, in consequence, to meeting its continuous disclosure requirements. The Company established a Disclosure Committee for the purpose of ensuring significant matters requiring public disclosure are communicated to management and disclosed in a timely manner.

In accordance with its commitment to fully comply with its continuous disclosure requirements, the Company has adopted a Continuous Disclosure Policy, together with other internal mechanisms and reporting requirements.

Reporting Requirement

The Company fully complied with Recommendation 5.1 and 5.2 during the fiscal year ended June 30, 2010.

Principle 6 — Respect the rights of shareholders

Recommendation 6.1 — Design a communications policy for promoting effective communication with shareholders and encourage their participation at stockholder’s meetings and disclose those policies

Recommendation 6.2 — Disclosure of information under Principle 6 of the ASX Governance Recommendations

While the Company has not adopted a formal communications policy as recommended under Recommendation 6.1, the Company communicates information to shareholders through a range of media including annual reports, public (ASX and SEC) announcements and via the Company’s website. Key financial information and stock performance are also available on the Company’s website. Shareholders can raise questions with the Company by contacting the Company via telephone, facsimile, post or email, with relevant contact details being available on the Company’s website.

All shareholders are invited to attend the Company’s Annual Meeting of Stockholders, either in person or by proxy. The Board regards the Annual Meeting as an excellent forum in which to discuss issues relevant to the Company and thereby encourages full participation by shareholders. Shareholders have an opportunity to submit questions to the Board and the Company’s auditors. The meeting is also webcast to provide access to those shareholders who are unable to attend the Annual Meeting.

Reporting requirement

Save as set out above, the Company fully complied with Recommendation 6.1 and 6.2 for the fiscal year ended June 30, 2010.

Principle 7 — Recognize and manage risk

Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it

The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during 2010 included liquidity or funding risk and operational risks associated with the finalization of the Company’s industrialization of its Unifill syringe.

The Company operates in an environment where it is required to actively manage fundamental risks such as the integrity of the Company’s intellectual property portfolio, disaster management, exchange rate risk and the risk of losing key management personnel.

In simple terms, risk is inherent in all business activities undertaken by Unilife. Unfortunately, many of these risks are beyond the control of the Company and, as such, it is important that risk be mitigated on a continuous basis, particularly if the Company is to preserve shareholder value.

The Board of Directors has approved a Risk Management Policy, which is designed to ensure that risks including, amongst others, technology risks, economic risks, financial risks and other operational risks are identified, evaluated and mitigated to enable the achievement of the Company’s goals.

Reporting requirement

The Company fully complied with Recommendation 7.1 for the fiscal year ended June 30, 2010.

Recommendation 7.2 — Require management to design and implement the risk management and internal control system to manage the Company’s material business risks and report to it whether those risks are being managed effectively (and makes disclosures therein); Disclose that management has reported to the Board as to the effectiveness of the Company’s management of its material business risks

Management provides the Board with frequent (i.e. generally monthly) updates on the state of the Company’s business, including the risks that the Company faces from time-to-time. This update includes up-to-date financial information, operational activity, clinical status and competitor updates. These updates are founded on internal communications that are fostered internally through weekly management meetings and other internal communications. These processes operate in addition to the Company’s Quality System, complaint handling processes, employee policies and standard operating procedures.

The Risk Management Policy also requires that, the Chief Executive Officer and the Chief Financial Officer will, at least on an annual basis, provide written assurances to the Board in writing that:

•	all assurances given by management in respect of the integrity of financial statements are founded on sound systems of risk management and internal compliance and control which implements the policies adopted by the Board; and

•	the Company’s risk management and internal compliance and control system is operating efficiently and effectively in all material respects.

In addition, the Board of Directors holds regular meetings for the purposes of discussing and reviewing operational developments.

The Company fully complied with Recommendation 7.2 for the fiscal year ended June 30, 2010.

Recommendation 7.3 — Disclose whether the Board has received assurance from the Chief Executive Officer and the Chief Financial Officer that the declaration under Section 295A of the Corporations Act is founded on a sound system of risk management and internal control and is operating effectively in all material respects in relation to financial reporting risks

Reporting requirement

As the Company prepares and files its financial statements under U.S. accounting practices and laws, management is required to provide representations to the Board on a wide range of issues, including in relation to the effectiveness of the Company’s disclosure controls and procedures as well as the design or operation of internal control over financial reporting. However, as the Company is incorporated in the US and is not bound by certain financial reporting provisions under the Australian Corporations Act 2001 (Cth) no declaration is required under Section 295A of the Corporations Act. To this end, shareholders’ attention is drawn to Item 9A. of this Annual Report on Form 10-K and the certifications provided by the Chief Executive Officer and the Chief Financial Officer at the end of the Form 10-K. As stated above, Item 9A of this Annual Report on Form 10-K discloses information regarding the Company’s controls and procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting.

For the reasons stated above, the Company has not complied with Recommendation 7.3 for the fiscal year ended June 30, 2010.

Recommendation 7.4 — Disclosure of information under Principle 7 of the ASX Governance Recommendations

Reporting requirement

Except as disclosed above, the Company believes that the aforementioned reporting meets, or exceeds, the requirements of Recommendation 7.2 to 7.4 for the fiscal year ended June 30, 2010.

Principle 8 — Remunerate fairly and responsibly

Recommendation 8.1 — Establish a Remuneration Committee

The Company has established a Compensation Committee which consists of solely independent directors (including the Chairman of the Compensation Committee). The members of the Compensation Committee are Mr. Bosnjak (Chair), Mr. Galle and Mr. Lund. A copy of the Compensation Committee Charter is available on the corporate governance section of the Company’s website.

Recommendation 8.2 — Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives

As noted above in the discussion regarding Recommendation 1.2, Item 11 of this Annual Report on Form 10-K includes disclosure relating to the structure of non-executive director’s, executive director’s and senior executives remuneration practices and policies, including its annual performance review process, its external benchmarking review and its meritorious approach to employee performance.

Reporting requirement

As previously disclosed no review or other form of assessment has been undertaken in relation to the directors.

Recommendation 8.3 — Disclosure of information under Principle 8 of the ASX Governance Recommendations

With the exception noted above, the Company complied with the Recommendation 8.1 to 8.3 during the year ended June 30,2010.

This report is made in accordance with a resolution of the Board of Directors.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended June 30, 2010. The statement of operations data for the years ended June 30, 2010, 2009 and 2008 and the balance sheet data as of June 30, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this report. All such data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The statement of operations data for the years ended June 30, 2007 and 2006 and the balance sheet data as of June 30, 2008, 2007 and 2006 have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended June 30,
	2010	2009	2008	2007(b)	2006
	(In thousands)

Statement of Operations Data:
Revenues(a)	$11,422	$19,976	$3,500	$2,070	$112
Net loss	(29,748)	(517)	(8,537)	(8,969)	(8,220)
Basic loss per share	(0.64)	(0.02)	(0.26)	(0.38)	(0.35)
Diluted loss per share	(0.64)	(0.02)	(0.26)	(0.38)	(0.35)
Balance Sheet Data (end of period):
Total assets	$64,817	$32,212	$18,499	$16,926	$9,953
Long-term debt, including current portion	2,741	3,133	7,209	4,261	106

(a)	Includes $8.9 million and $16.1 million in connection with our exclusive licensing agreement and our industrialization agreement with sanofi-aventis in the years ended June 30, 2010 and 2009, respectively. .

(b)	Includes the results of Integrated BioSciences, Inc. since we acquired it on January 1, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Information” at the beginning of this report. References to our fiscal year refer to the fiscal year ending June 30.

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

In connection with the redomiciliation, holders of UMSL ordinary shares or share options received one share of Unilife common stock or an option to purchase one share of Unilife common stock, for every six UMSL ordinary shares or share options, respectively, held by such holders, unless the holder elected to receive in lieu of Unilife common stock, Chess Depositary Interests of Unilife, or CDIs (each representing one-sixth of one share of Unilife common stock), in which case such holder received one CDI for every UMSL ordinary share. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the one for six share recapitalization effected in connection with the redomiciliation.

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

Our main product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic partnership with sanofi-aventis, a large global pharmaceutical company, pursuant to which sanofi-aventis has paid us a 10.0 million euro exclusivity fee and has paid us 15.0 million euros and committed to pay us up to an additional 2.0 million euros to fund our industrialization program for the Unifill syringe. Upon the scheduled completion of the industrialization program in late 2010, we expect to commence the supply and sale of the Unifill syringe to sanofi-aventis. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe.

In addition, we have recently begun to manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Lewisberry, Pennsylvania which we released during July 2010. Our Unitract 1mL syringes are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.

Recent Developments

Pennsylvania Economic Development Assistance

In October 2009, we accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania. The offer includes $2.0 million for debt service related to the acquisition of land for our new global headquarters and manufacturing facility as well as up to $2.25 million in low-interest financing loans for land, building and acquisition costs. The offer also includes a $0.5 million opportunity grant as well as $0.5 million in tax credits. Finally, the offer includes up to $0.2 million for the reimbursement of eligible job training costs. The offer is based on our proposed project being expected to create more than 240 new full-time jobs by December 31, 2012, to retain our 87 existing employees and to have a total cost of $86.0 million and is contingent upon us submitting complete applications for each of these programs. As the offer of assistance requires us to make formal applications for these programs, there may be a number of contingencies relating to the amount, if any, of funds that we may receive, the period over which we may receive those funds and our right to retain any funds that we do receive. We may have obligations under the programs that we may be unable to fulfill. We expect that these contingencies and our obligations under the programs will be more clearly identified during the application process. As a result, at this time, we cannot assure you that we will receive or have the right to retain all or any of the assistance for our current development project or otherwise.

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

We estimate the cost of the facility to be approximately $31.0 million, including approved change orders through September 15, 2010. This includes the projected construction costs, the projected manufacturing facility fit out costs and the fees described above. We intend to secure external financing for up to approximately $20.2 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies and fund the balance through existing cash reserves.

We began construction of our new facility in November 2009.

During the year ended June 30, 2010, we incurred $5.5 million in costs for equipment related to production capacity in the new facility. We have commitments in the amount of $4.8 million which we expect to fulfill during the year ended June 30, 2011.

Univest Credit Agreement

On August 13, 2010, we entered into a Credit Agreement with Univest National Bank and Trust Co. (“Univest”) pursuant to which Univest agreed to provide us with a loan in an amount not to exceed $7.0 million. We intend to use the proceeds to provide short-term financing for the construction of our new manufacturing facility. Borrowings under the Credit Agreement bear interest, payable monthly, at a rate equal to the greater of the prime rate plus 0.5% or 3.75% and are collateralized by a $7.0 million cash deposit. The Credit Agreement expires on February 13, 2011.

FDA Clearance

In August 2010, we received 501(k) market clearance from the FDA for the sale of our Unitract 1 mL Tuberculin syringe in the United States.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates, judgments and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. The following accounting policies require significant estimates, judgments and assumptions.

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of our reporting unit exceeds its estimated fair value. Estimated fair value of our reporting unit is determined utilizing the value implied by our year end quoted stock price. We did not record any goodwill impairments during fiscal 2010, 2009 or 2008.

The Company currently has one reporting unit. The reporting unit is comprised of our developing Unitract and Unifill syringe business, the base technology which we obtained as part of our November 2002 acquisition of Unitract Syringe Pty Limited and the manufacturing capability which we obtained in our January 2007 acquisition of Integrated BioSciences, Inc.

In estimating the reporting unit’s fair value for purposes of the Company’s fiscal 2010 impairment assessment, management compared the carrying value of our reporting unit to our market capitalization as of June 30, 2010, which is our annual impairment testing date. Market capitalization of $318.7 million, based on the quoted stock price on the Nasdaq was well in excess of our stockholders’ equity of $44.4 million. Management also considered that market capitalization through early September 2010 continued to be in excess of the carrying value.

Share-Based Compensation

We grant stock options, restricted stock and common stock as compensation to our employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. We expense the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter end based on the then fair value of the award through the vesting date of the award. We estimate the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo option-pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility.

Revenue Recognition

We recognize revenue from licensing fees, industrialization efforts and products sales.

In June 2008, we entered into an exclusive licensing arrangement to allow our pharmaceutical partner to use certain of our intellectual property in order and solely to develop in collaboration with us, our Unifill syringe for use in and sale to the pre-filled syringe market. The up-front, non-refundable fee paid for this license is being amortized over the expected life of the related agreement. In late fiscal 2009, we entered into an industrialization agreement with our pharmaceutical partner, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in our development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and we have no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

We recognize revenue from sales of products at the time of shipment and when title passes to the customer.

Results of Operations

The following table summarizes our results of operations for the fiscal years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
	(in thousand, except per share data)

Revenues:
Industrialization fees	$6,318	$13,601	$—
Licensing fees	2,566	2,456	—
Product sales and other	2,538	3,919	3,500

Total revenues	11,422	19,976	3,500
Cost of product sales	2,471	3,426	2,365

Gross profit	8,951	16,550	1,135

Operating expenses:
Research and development	8,495	1,048	532
Selling, general and administrative	28,696	14,941	8,211
Depreciation and amortization	2,314	915	727

Total operating expenses	39,505	16,904	9,470

Operating loss	(30,554)	(354)	(8,335)
Interest expense	125	249	459
Interest income	(1,066)	(361)	(203)
Other expense (income), net	135	275	(54)

Net loss	$(29,748)	$(517)	$(8,537)

Loss per share:
Basic loss per share	$(0.64)	$(0.02)	$(0.26)

Diluted loss per share	$(0.64)	$(0.02)	$(0.26)

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues.  Revenues decreased by $8.6 million or 42.8%. Revenues from our industrialization agreement with sanofi-aventis decreased from $13.6 million to $6.3 million due to the nature and timing of milestones achieved during the year ended June 30, 2010. Revenues from our exclusive licensing agreement with sanofi-aventis increased from $2.5 million to $2.6 million. We have recognized and will continue to recognize the revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in Australian dollars, the $0.1 million variation in revenues from the exclusive licensing agreement between the year ended June 30, 2010 results from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased from $3.9 million to $2.5 million principally because most of our efforts have been devoted to the development of the Unifill syringe in fiscal 2010.

Cost of sales.  Cost of sales decreased by $1.0 million or 27.9%. The decrease was attributable to a reduction in product sales under our contract manufacturing sales activity.

Research and development expenses.  Research and development expenses increased by $7.4 million, primarily as a result of $4.3 million incurred in connection with the issuance of 833,333 fully-vested shares of common stock to certain employees in consideration of their transfer to us of certain intellectual property rights. The increase was also a result of additional expenditures to finalize the product specifications of our Unifill syringe.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $13.8 million or 92.1%. During fiscal 2010, we increased the workforce at our Lewisberry, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the year ended June 30, 2010 of $10.2 million, an increase of $5.3 million compared to fiscal 2009. Additionally, during the year ended June 30, 2010, we incurred legal and consulting fees of $6.4 million, an increase of $3.4 million compared to fiscal 2009. The increase was due primarily to expenses we incurred related to our redomiciliation and Nasdaq listing. Additionally, during fiscal 2010, we recorded $5.7 million in share-based compensation expense, an increase of $2.7 million compared to fiscal 2009. Our share-based compensation expense during fiscal 2010 relates primarily to restricted stock and stock options issued to employees and consultants during the year. Our share-based compensation expense during fiscal 2009 included $1.5 million recorded in December 2008 for the issuance of 1.7 million shares of common stock to our Chief Executive Officer.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $1.4 million or 152.9% which was primarily attributable to $1.0 million of property plant and equipment additions placed in service during the year ended June 30, 2010. Additionally, during October 2009, we placed $4.0 million of machinery to manufacture our 1mL syringe in service. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of machinery for the Unifill syringe.

Interest expense.  Interest expense decreased by $0.1 million, primarily as a result of our lower levels of outstanding debt. We expect that our interest expense will increase significantly in the future as we are seeking to obtain approximately $20.2 million in debt financing for the construction of our new headquarters and manufacturing facility.

Interest income.  Interest income increased by $0.7 million, primarily as a result of higher cash balances during the year ended June 30, 2010.

Other expense.  Other expense decreased by $0.1 million primarily due to lower foreign exchange losses as a result of the appreciation of the U.S. dollar against the Australian dollar.

Net loss and loss per share.  Net loss for the fiscal years ended June 30, 2010 and 2009 was $29.7 million and $0.5 million, respectively. Basic and diluted loss per share was $0.64 and $0.02, respectively, on weighted average shares outstanding of 46,837,066 and 34,426,353, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2009 equity financing.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues.  Revenues increased by $16.5 million or 470.7%. The increase was primarily attributable to $13.6 million in revenue recognized under our industrialization agreement with sanofi-aventis based on milestones achieved during fiscal 2009. Additionally, we recognized $2.5 million in revenue under our exclusive licensing agreement with sanofi-aventis based on amortizing over the term of the related agreement the up front, non-refundable intellectual property licensing fee we received. Revenues from our contract manufacturing business decreased by $0.7 million in fiscal 2009.

Cost of sales.  Cost of sales increased by $1.1 million or 44.9%. The increase was primarily attributable to an increase in the cost of plastics and commodities we use to assemble certain of our products within our contract business line and to higher payroll-related expenses resulting from hiring additional manufacturing personnel.

Research and development expenses.  Research and development expenses increased by $0.5 million, or 97.0% primarily as a result of additional expenditures related to the product specifications of our Unifill syringe.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $6.7 million or 82.0%. During fiscal 2009, we significantly increased our workforce at our Lewisberry, Pennsylvania headquarters and manufacturing facility, which included hiring over ten management-level personnel for our operational, regulatory affairs and finance departments. As a result of these hires, we incurred $2.5 million in additional payroll, employee-related expenses and recruiting fees. In addition, we incurred $1.0 million in legal, consulting and professional fees, primarily related to our anticipated Nasdaq listing. Finally, during fiscal 2009, our share-based compensation expense, included in selling general and administrative expense, increased by

$2.2 million. Of this increase, $1.5 million is due to the issuance of 1.7 million shares of common stock to our Chief Executive Officer in December 2008 and $0.7 million is due to additional expense resulting from significant issuances of stock options to employees, directors and consultants during fiscal 2009.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $0.2 million or 25.9%, which was primarily attributable to $2.9 million we spent to purchase additional property, plant and equipment.

Interest expense.  Interest expense decreased by $0.2 million, primarily as a result of lower levels of outstanding debt during the prior year.

Interest income.  Interest income increased by $0.2 million during fiscal 2009 primarily as a result of higher interest rates.

Other expense (income).  Other expense during fiscal 2009 was $0.3 million compared to other income of $0.1 million during fiscal 2008, primarily due to higher foreign exchange losses as a result of the depreciation of the U.S. dollar against Australian dollar.

Net loss and loss per share Net loss for the years ended June 30, 2009 and 2008 were $0.5 million and $8.5 million, respectively. Basic and diluted loss per share was $0.02 and $0.26, respectively, on weighted average shares outstanding of 34,426,353 and 32,938,477 respectively. The increase in weighted average shares outstanding is primarily due to 1.7 million shares of common stock issued to our Chief Executive Officer in November 2008.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances by UMSL prior to the redomiciliation, borrowings under our bank term loans and payments from sanofi-aventis under our exclusive licensing and industrialization agreements. As of June 30, 2010, cash and cash equivalents were $20.8 million and our long-term debt was $2.7 million. As of June 30, 2009, cash and cash equivalents were $3.6 million and our long-term debt was $3.1 million. Since July 1, 2009, we have raised approximately A$50.9 million ($47.1 million), net of issuance costs in equity financing. We also expect to receive $5.45 million in assistance from the Commonwealth of Pennsylvania as described under “Recent Business Developments” and 2.0 million Euros of additional milestone-based payments from sanofi-aventis under the industrialization agreement during fiscal 2011. We have also entered into a credit agreement with a financial institution to provide us with a loan of up to $7.0 million for the construction of our new manufacturing facility, which must be collateralized by equal amounts of cash deposits.

We are in the process of developing a new manufacturing facility in central Pennsylvania. We estimate the total cost of the development to be approximately $31.0 million, including approved change orders through September 15, 2010. We intend to secure external financing for up to $20.2 million from a commercial bank or other lending institution in the U.S. and/or from the Commonwealth of Pennsylvania or other federal and state bodies and fund the balance through existing cash reserves.

We believe that our cash on hand will be sufficient to sustain planned operations through the second quarter of fiscal year 2011.

Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We anticipate incurring additional losses until such time that we can generate significant sales and other potential sources of revenue pertaining to our propriety range of retractable syringes.

Certain bank loans secured by a subsidiary company also had a minimum debt service ratio financial covenant, with which we were not in compliance as of June 30, 2010. The $1.3 million long-term portion outstanding as of June 30, 2010 under these bank term loans has been reclassified to the current portion of long-term debt. In September 2010 we received a waiver from our lender for our previous non-compliance with this covenant.

We funded the costs of the redomiciliation through cash from operations and cash on hand. These expenditures have been expensed as incurred.

The following table summarizes our cash flows during the fiscal years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)

Net cash provided by (used in):
Operating activities	$(12,390)	$6,795	$(7,623)
Investing activities	(18,132)	(2,912)	(624)
Financing activities	49,488	(3,265)	7,882

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during fiscal 2010 was $12.4 million compared to net cash provided by operating activities of $6.8 million during fiscal 2009. The decrease in cash flow was primarily due to $20.8 million of lower net income after adding back depreciation and amortization and share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $18.1 million during fiscal 2010, primarily as a result of $17.6 million of costs incurred in connection with the purchase of machinery related to the lines for our Unifill syringe as well as the purchase of the land and construction costs in connection with our new headquarters and manufacturing facility.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during fiscal 2010 was $49.5 million compared to net cash used in financing activities of $3.3 million during fiscal 2009. During fiscal 2010, we received $47.1 million from the issuance of common stock related to our private placement and share purchase plan, and $2.3 million upon the exercise of stock options. During fiscal 2009, we elected to terminate a licensing agreement that we determined was no longer consistent with our business strategies, and, as a final settlement, we repaid $2.3 million of the $3.0 million that we had originally received in 2008 under the licensing agreement, while retaining $0.7 million to cover related legal fees.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during fiscal 2009 was $6.8 million compared to net cash used in operating activities of $7.6 million during fiscal 2008. The increase in cash flow was primarily due to $10.4 million of higher net income after adding back depreciation and amortization and share-based compensation expense. The increase was also attributable to $9.8 million of deferred revenue recorded in connection with our exclusivity agreement with sanofi-aventis, which was partially offset by amounts due from sanofi-aventis under our industrialization agreement. Theses agreements were entered into during fiscal 2009.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $2.3 million, primarily due to costs incurred in connection with the production of machinery used in the manufacturing of our Unitract 1 mL Syringe. Additionally, during fiscal 2009, we incurred significant leasehold improvement costs at our Lewisberry, Pennsylvania headquarters and manufacturing facility.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $3.3 million during fiscal 2009 compared to net cash provided by financing activities of $7.9 million during fiscal 2008. During fiscal 2009, we elected to terminate a licensing agreement that we determined was no longer consistent with our business strategies, and, as a final settlement, we repaid $2.3 million of the $3.0 million that we had originally received in 2008 under the licensing agreement, while retaining $0.7 million to cover related legal fees. During fiscal 2008, we received $2.8 million from the issuance of common stock and $1.9 million from the issuance of convertible debt.

Contractual Obligations

The following table provides information regarding our contractual obligations as of June 30, 2010:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt	$2,741	$383	$544	$468	$1,346
Interest	691	132	201	148	210
Operating leases	319	285	34	—	—
New facility construction and open purchase orders	23,800	23,800	—	—	—

Total contractual obligations	$27,551	$24,600	$779	$616	$1,556

Our term loans bear interest at a rate of prime plus 1.50%. The future contractual obligations for interest is based upon 4.75%, which is the prime rate as of June 30, 2010 (3.25%) plus 1.50%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in the SEC rules.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 represents the last numbered standard issued by the FASB under the old (pre-codification) numbering system, and amends the Generally Accepted Accounting Principles (“GAAP”) hierarchy. On July 1, 2009, the FASB launched its new codification (i.e. the FASB Accounting Standards Codification — “ASC”). The codification supersedes existing GAAP for nongovernmental entities.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASU 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are evaluating the impact the adoption of ASU 2009-13 will have on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820 (“ASU 2010-06”). ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. We do not believe that the adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

In March 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (Issue No. 08-9).” (“ASU 2010-17”). ASU 2010-17 provides guidance about the criteria that must be met to use the milestone method of revenue recognition. This ASU is effective for milestones achieved in fiscal years and interim periods within those years, beginning after June 15, 2010. We are evaluating the impact the adoption of ASU 2010-17 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

Our exposure to interest rate risk is limited to our cash and cash equivalents that is invested in money market funds with highly liquid short term investments and our variable interest rate term loans. We currently do not utilize derivative instruments to mitigate changes in interest rates.

Foreign Currency Exchange Rate Fluctuations

The majority of our revenues are derived from payments under our industrialization agreement received in euros while we incur most of our expenses in U.S. dollars and Australian dollars. In addition, a substantial portion of our cash and cash equivalents and investments are held at Australian banking institutions and are denominated in Australian dollars. We are exposed to foreign currency exchange rate risks on these amounts. We currently do not utilize options or forwards contracts to mitigate changes in foreign currency exchange rates. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenues and expenses of our non-U.S. entities using the average exchange rate during the applicable period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unilife Corporation:

We have audited the accompanying consolidated balance sheet of Unilife Corporation and subsidiaries (the Company) as of June 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania
September 28, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unilife Corporation
Lewisberry, Pennsylvania

We have audited the accompanying consolidated balance sheets of Unilife Corporation and subsidiaries as of June 30, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries at June 30, 2009, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO Kendalls Audit & Assurance (WA) Pty Ltd

Perth, Western Australia
November 11, 2009

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2010	2009
	(In thousands, except share data)

ASSETS
Current Assets:
Cash and cash equivalents	$20,750	$3,627
Accounts receivable	1,556	7,333
Inventories	797	1,097
Prepaid expenses and other current assets	637	223

Total current assets	23,740	12,280
Property, plant and equipment, net	29,972	9,137
Goodwill	10,792	10,235
Intangible assets, net	40	43
Other assets	273	517

Total assets	$64,817	$32,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,044	$1,103
Accrued expenses	2,911	6,097
Current portion of long-term debt	1,648	405
Deferred revenue	2,188	2,642

Total current liabilities	12,791	10,247
Long-term debt, less current portion	1,093	2,728
Deferred revenue	6,563	7,926

Total liabilities	20,447	20,901

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2010; none issued or outstanding as of June 30, 2010 and 2009	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2010; 54,761,848 and 36,625,802 shares issued and outstanding as of June 30, 2010 and 2009, respectively	548	366
Additional paid-in-capital	122,397	57,987
Accumulated deficit	(79,650)	(49,902)
Accumulated other comprehensive income	1,075	2,860

Total stockholders’ equity	44,370	11,311

Total liabilities and stockholders’ equity	$64,817	$32,212

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended June 30,
	2010	2009	2008
	(In thousands, except share data)

Revenues:
Industrialization fees	$6,318	$13,601	$—
Licensing fees	2,566	2,456	—
Product sales and other	2,538	3,919	3,500

Total revenues	11,422	19,976	3,500
Cost of product sales	2,471	3,426	2,365

Gross profit	8,951	16,550	1,135

Operating expenses:
Research and development	8,495	1,048	532
Selling, general and administrative	28,696	14,941	8,211
Depreciation and amortization	2,314	915	727

Total operating expenses	39,505	16,904	9,470

Operating loss	(30,554)	(354)	(8,335)
Interest expense	125	249	459
Interest income	(1,066)	(361)	(203)
Other expense (income), net	135	275	(54)

Net loss	$(29,748)	$(517)	$(8,537)

Loss per share:
Basic loss per share	$(0.64)	$(0.02)	$(0.26)

Diluted loss per share	$(0.64)	$(0.02)	$(0.26)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(In thousands, except share data)

Balance as of July 1, 2007	30,371,143	$304	$48,109	$(40,848)	$3,308	$10,873
Comprehensive loss:
Net loss	—	—	—	(8,537)	—	(8,537)
Foreign currency translation	—	—	—	—	1,406	1,406

Comprehensive loss						(7,131)
Issuance of options to purchase common stock	—	—	846	—	—	846
Issuance of common stock upon exercise of stock options	293,375	3	431	—	—	434
Issuance of common stock upon conversion of convertible notes	1,275,834	13	1,648	—	—	1,661
Issuance of common stock for cash, net of transaction costs	2,333,333	23	2,801	—	—	2,824
Issuance of common stock in connection with Employee Share Plan	22,033	—	—	—	—	—

Balance as of June 30, 2008	34,295,718	343	53,835	(49,385)	4,714	9,507
Comprehensive loss:
Net loss	—	—	—	(517)	—	(517)
Foreign currency translation	—	—	—	—	(1,854)	(1,854)

Comprehensive loss						(2,371)
Issuance of options to purchase common stock	—	—	3,059	—	—	3,059
Issuance of common stock upon exercise of stock options	97,532	1	37	—	—	38
Issuance of common stock upon conversion of convertible notes	520,000	5	616	—	—	621
Issuance of common stock in connection with Employee Share Plan	45,885	—	—	—	—	—
Issuance of stock options in connection with the acquisition of Integrated BioSciences, Inc.	—	—	457	—	—	457
Grant of common stock to employee	1,666,667	17	(17)	—	—	—

Balance as of June 30, 2009	36,625,802	366	57,987	(49,902)	2,860	11,311
Comprehensive loss:
Net loss	—	—	—	(29,748)	—	(29,748)
Foreign currency translation	—	—	—	—	(1,785)	(1,785)

Comprehensive loss						(31,533)
Issuance of options to purchase common stock	—	—	3,463	—	—	3,463
Issuance of common stock to employees	833,333	8	4,331	—	—	4,339
Issuance of restricted stock	1,818,000	18	2,236	—	—	2,254
Issuance of common stock upon exercise of stock options	1,606,419	17	2,332	—	—	2,349
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	10,544,961	106	47,011	—	—	47,117
Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	3,333,333	33	5,037	—	—	5,070

Balance as of June 30, 2010	54,761,848	$548	$122,397	$(79,650)	$1,075	$44,370

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2010	2009	2008
	(In thousands, except share data)

Cash flows from operating activities:
Net loss	$(29,748)	$(517)	$(8,537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,314	915	727
Share-based compensation expense	10,056	3,059	846
Loss on the sale of property, plant and equipment	—	5	—
Changes in assets and liabilities:
Accounts receivable	5,852	(6,172)	(6)
Inventories	302	(40)	(649)
Prepaid expenses and other current assets	(385)	(126)	(28)
Other assets	270	(232)	33
Accounts payable	863	586	(400)
Accrued expenses	656	(506)	391
Deferred revenue	(2,570)	9,823	—

Net cash (used in) provided by operating activities	(12,390)	6,795	(7,623)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,562)	(2,926)	(904)
Proceeds from the sale of property, plant and equipment	—	14	280
Purchases of certificates of deposit	(9,106)	—	—
Proceeds from the redemption of certificates of deposit	8,536	—	—

Net cash used in investing activities	(18,132)	(2,912)	(624)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	88	3,017
Principal payments on long-term debt	(411)	(3,391)	(313)
Proceeds from the issuance of convertible debt	—	—	1,920
Proceeds from the issuance of common stock, net of issuance costs	47,117	—	2,824
Proceeds from the exercise of options to purchase common stock	2,349	38	434
Increase in restricted cash	433	—	—

Net cash provided by (used in) financing activities	49,488	(3,265)	7,882
Foreign currency exchange on cash	(1,843)	122	(334)

Net increase (decrease) in cash and cash equivalents	17,123	740	(699)
Cash and cash equivalents at beginning of year	3,627	2,887	3,586

Cash and cash equivalents at end of year	$20,750	$3,627	$2,887

Supplemental disclosure of cash flow information
Cash paid for interest	$135	$183	$249

Supplemental disclosure of non-cash activities:
Conversion of convertible notes into common stock	$—	$621	$1,661

Provision for issuance of common shares to former shareholders	$—	$5,070	$—

Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	$5,070	$—	$—

Purchases of property, plant and equipment in accounts payable and accrued liabilities	$5,051	$—	$—

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Description of Business

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

2.  Liquidity

The Company incurred losses from operations during the past fiscal year and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of retractable syringes. Management estimates that current cash and cash equivalents of $20.8 million are sufficient to sustained planned operations through the second quarter of fiscal year 2011.

Additional funding will be needed by the Company to support its operations and capital expenditure requirements. Management has a range of short and long-term funding strategies available to it in this regard. In addition to the sale of its Unitract and Unifill syringe products to existing partners, the Company is also in discussions with additional pharmaceutical customers pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may secure additional funding or revenue streams. We may seek to raise additional funds through the sale of additional equity or debt securities. The Company also plans to secure external financing on its new corporate headquarters and manufacturing facility in the near future. The Company believes that the amount of capital generated by this plan would provide sufficient working capital for the next fiscal year. There can be no assurance that such funding will be available when needed or on acceptable terms. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP.”) All intercompany accounts and transactions have been eliminated in consolidation.

On September 1, 2009, Unilife Medical Solutions Limited, an Australian Corporation (“UMSL”), entered into a Merger Implementation Agreement with Unilife Corporation, a newly-formed Delaware subsidiary of UMSL, pursuant to which stockholders and option holders of UMSL would exchange their existing interests in UMSL for equivalent interests in Unilife Corporation and Unilife Corporation would become the parent or ultimate parent of UMSL and its subsidiaries. The redomiciliation transaction was approved by the Australian Federal Court and the shareholders and option holders of UMSL and was completed on January 27, 2010. In the redomiciliation each holder of UMSL ordinary shares or share options received one share of common stock or one stock option of Unilife Corporation for every six UMSL ordinary shares or share options, respectively, held by such holder, unless a holder of UMSL ordinary shares elected to receive, in lieu of common stock, Chess Depository Interests, or CDIs of Unilife (each representing one-sixth of a share of Unilife common stock) in which case such holder received one CDI of

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Unilife for each ordinary share of UMSL. All share and per share data have been retroactively restated to reflect the one for six share recapitalization.

References to the “Company” include Unilife Corporation and its consolidated subsidiaries, including UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition and share-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits at banks and other short-term highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, which also represents the net realizable amount. The Company evaluates the collectability of its accounts receivable on a periodic basis and has historically not recorded an allowance for doubtful accounts. In instances in which management becomes aware of circumstances that may impair a particular customer’s ability to meet its obligation, the related receivable would be written off. Accounts receivable as of June 30, 2010 and 2009 consist principally of amounts due from a single pharmaceutical company related to the achievement of certain milestones under the related industrialization agreement described in Note 13.

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

	June 30,
	2010	2009
	(In thousands)

Raw materials	$649	$567
Work in process	148	530

Total inventories	$797	$1,097

Property, Plant and Equipment

Property, plant and equipment, including significant improvements, are recorded at cost, net of accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful life of the asset as listed below:

Asset Category	Useful Lives

Machinery and equipment	3 to 15 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of leasehold improvement life or remaining term of lease

The Company reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances exist which may indicate impairment, the Company will prepare a projection of the undiscounted cash flows of the asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of the Company’s reporting unit exceeds its estimated fair value. Estimated fair value of the Company’s reporting unit is determined utilizing the value implied by the Company’s year end quoted stock price. The Company performs its annual impairment test at the end of its fiscal year. There were no impairments recorded on goodwill during the years ended June 30, 2010, 2009 and 2008.

Definite-lived intangible assets include patents which are amortized on a straight-line basis over their estimated useful lives of 15 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairments recorded on intangible assets during the years ended June 30, 2010, 2009 or 2008.

Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. These costs are amortized over the term of the related debt using the effective interest rate method.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recorded to the extent the Company believes they will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

strategies and recent financial operations. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected more likely than not to be realized.

Beginning with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, included in FASB ASC Subtopic 740-10 — Income Taxes — Overall,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of Interpretation 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company’s policy is to include interest and penalties related to uncertain tax positions within the provision (benefit) for income taxes within the Company’s consolidated statements of operations.

Fair Value of Financial Instruments

The carrying value of financial instruments such as accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes that the current carrying amount of its long-term debt approximates fair value because the interest rates on these instruments are similar to those rates that the Company would currently be able to receive for similar instruments of comparable maturity.

Share-Based Compensation

The Company grants stock options, restricted stock and common stock as compensation to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo option-pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 4 for additional information regarding share-based compensation.

Foreign Currency Translation

The Australian dollar (“A$”) is the functional currency for the Company’s Australian operations. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the year-end date. Revenues and expenses are translated at the average annual exchange rates. Adjustments resulting from these translations are recorded in accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in other expense (income) within the Company’s consolidated statements of operations and aggregated $0.1 million, $0.3 million and $(19,000) during the years ended June 30, 2010, 2009 and 2008, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) consists only of foreign currency translation adjustments.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company recognizes revenue from licensing fees, industrialization efforts and product sales.

In June 2008, the Company entered into an exclusive licensing arrangement to allow its pharmaceutical partner to use certain of the Company’s intellectual property in order and solely to develop in collaboration with the Company, the Company’s Unifill syringe for use in and sale to the pre-filled syringe market. The 10.0 million euros up-front, non-refundable fee paid for this license is being amortized over the 5 year expected life of the related agreement. In late fiscal 2009, the Company entered into an industrialization agreement with its pharmaceutical partner, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in its development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and the Company has no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer who accounted for 10% or more of the Company’s revenue, were $2.5 million, $2.6 million and $2.5 million during the years ended June 30, 2010, 2009, and 2008, respectively.

Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising costs of $0.5 million, $51,000 and $43,000 during the years ended June 30, 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs, which primarily consist of salaries, benefits and contracted services are expensed as incurred.

Earnings (Loss) Per Share

Basic earning (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issued through common stock equivalents. The dilutive effect of potential common shares, consisting of non-participating restricted stock and outstanding options to purchase common stock, is calculated using the treasury stock method.

The Company accounts for its earnings (loss) per share in accordance with FASB Accounting Standards Codification (“ASC’) Topic 260, “Earnings Per Share (“ASC 260”), pursuant to which unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings (loss) per share according to the two class method if the impact is dilutive. Shares of the Company’s unvested restricted stock are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted earnings (loss) per share.

Government Grants

Government grants are recognized when there is reasonable assurance that the grant will be received and all attached conditions will be complied with. When a grant relates to an expense item, it is recognized as income over the period necessary to match the grant on a systematic basis to the costs that it is intended to compensate. When a

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

grant relates to an asset, it is recognized as deferred income and recognized in the income statement on a systematic basis over the expected useful life of the related asset.

Business Segments

The Company operates in one reportable segment, which includes the design, development and manufacture of specialty syringes. Sales by geographic location are as follows:

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Domestic	$2,538	$3,919	$3,500
International	8,884	16,057	—

	$11,422	$19,976	$3,500

Reclassifications

Certain prior year and quarterly amounts related to depreciation expense previously included in cost of product sales have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 represents the last numbered standard issued by the FASB under the old (pre-codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, the FASB launched its new codification (i.e. the FASB Accounting Standards Codification — “ASC”). The codification supersedes existing GAAP for nongovernmental entities.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASU 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is evaluating the impact the adoption of ASU 2009-13 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820 (“ASU 2010-06”). ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company does not believe that the adoption of ASU 2010-06 will have a material impact on its consolidated financial statements.

In March 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (Issue No. 08-9)” (“ASU 2010-17”). ASU 2010-17 provides guidance about

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the criteria that must be met to use the milestone method of revenue recognition. This ASU is effective for milestones achieved in fiscal years and interim periods within those years, beginning after June 15, 2010. The Company is evaluating the impact the adoption of ASU 2010-17 will have on its consolidated financial statements.

4.	Equity Transactions and Share-Based Compensation

During the year ended June 30, 2008, the Company issued 2,333,333 shares of its common stock in a private placement to various investors at $1.32 per share. The aggregate offering price of the private placement was approximately $3.1 million, and the net proceeds to the Company, after payment of approximately $0.3 million in expenses, was approximately $2.8 million.

In October and November 2009, the Company issued 10,544,961 shares of common stock and raised an aggregate of A$50.9 million ($47.1 million), net of issuance costs, through a combination of a U.S. and Australian private placement and a share purchase plan for the Company’s Australian and New Zealand shareholders. The Company also issued options to purchase 3,145,767 shares of common stock for no additional consideration to the investors in the private placement. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. The Company also issued options to purchase 497,662 shares of common stock to certain brokers as consideration for their services in connection with the private placement, which are exercisable at A$5.10 per share. All of the options described above are immediately exercisable and will expire in November 2012. The proceeds from the private placement and the share purchase plan are being used to accelerate the expansion of the Company’s U.S. operational capabilities and production facilities, to purchase capital equipment and complete the industrialization program for the Unifill syringe.

In November 2009, the Company issued 3,333,333 shares of common stock to the former shareholders of Unitract Syringe Pty Limited. These shares were issued in full satisfaction of the Company’s obligation for the purchase of that business which had been accrued for on the date of purchase.

In January 2010, the Company issued 833,333 fully vested shares of common stock to certain employees in consideration of their transfer to the Company of certain intellectual property rights and recognized $4.3 million of share-based compensation expense classified in research and development expense.

The Company recognized total share-based compensation expense related to stock options, grants of restricted stock and common stock to employees, directors and consultants of $10.1 million, $3.1 million and $0.8 million during the years ended June 30, 2010, 2009 and 2008, respectively.

As of June 30, 2010, the total compensation cost related to all non-vested awards not yet recognized is $15.0 million. This amount is expected to be recognized over a remaining weighted average period of 1.79 years.

Stock Options

The Company has granted stock options to certain employees and directors under the Employee Share Option Plan (the “Plan”). The Plan is designed to assist in the motivation and retention of employees and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain consultants outside of the Plan. The majority of the options to purchase common stock vest on the anniversary of the date of grant, which ranges from one to three years. Additionally, certain stock options vest upon the closing price of the Company’s common stock reaching certain minimum levels, as defined in the agreements. Finally, certain other stock options vest upon the meeting of certain performance milestones such as the signing of specific agreements and the completion of the Company’s anticipated listing on a U.S. stock exchange. As of June 30, 2010, the Company expects that all such performance conditions that have not currently been met will be met. Share-based compensation expense related to options granted to employees is recognized on a straight-line basis over the related vesting term. Share-based compensation expense related to options granted to consultants is recognized ratably over each vesting tranche of the options.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended June 30, 2010, the Company granted 383,333 options to purchase common stock to certain employees and directors under the Plan. The options are exercisable at prices ranging from A$2.10 to A$7.20 per share and vest over a period of three years. The weighted average grant date fair value of the options is $2.08 per share.

During the year ended June 30, 2010, the Company granted 3,643,429 options to purchase common stock outside the Plan in connection with the Company’s private placement as discussed above.

In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”), The Stock Incentive Plan provides for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2011, and on each January 1st thereafter, through January 1, 2019, the share reserve will automatically adjust so that it will equal 12.5% of the weighted average number of shares of common stock outstanding.

In November 2009, the Company’s compensation committee approved a new incentive package for its Chief Executive Officer, which included the issuance of 834,000 options to purchase common stock under the Stock Incentive Plan. The options were issued on February 3, 2010 following shareholder approval of the incentive package. The options are exercisable at $6.64 per share and vest upon the trading price of the Company’s common stock reaching certain minimum levels on Nasdaq, which range from $9.45 to $17.82 per share. The grant date fair value of the options was $3.18 per share and the fair value of the options is being expensed on a straight-line basis over a derived service period of 1.92 years.

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Stock Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of June 30, 2010 were valued at $3.69 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 0.70 years to 1.70 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

In June 2010, the Company issued 240,000 options to purchase common stock to its Chief Financial Officer under the Stock Incentive Plan. The options are exercisable at $5.28 per share and vest upon the market capitalization of the Company reaching certain minimum levels, ranging from $500.0 million to $1,500.0 million. The grant date fair value of the options was $2.38 per share and the fair value of the options is being expensed on a straight-line basis over a derived service period of 2.70 years.

During the year ended June 30, 2010, the Company granted 70,000 options to purchase common stock to additional employees under the Stock Incentive Plan. The options are exercisable at $5.80 per share and vest over a period of three years. The weighted average grant date fair value of the options was $2.71 per share.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the stock option activity during the year ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(In Years)	Value
				(In thousands)

Outstanding as of July 1, 2009	6,322,500	$1.68
Granted	6,170,762	6.98
Exercised	(1,606,419)	1.38
Cancelled	(472,500)	2.73

Outstanding as of June 30, 2010	10,414,343	$4.82	2.9	$18,772

Exercisable as of June 30, 2010	7,228,676	$4.96	2.4	$14,083

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended June 30, 2010, 2009 and 2008 was $5.8 million, $93,000 and $0.1 million, respectively. Of the 3,185,667 non vested options, 1,000,000 are held by consultants.

The Company currently uses authorized and unissued shares to satisfy stock option exercises.

The weighted average fair value of stock options granted during the years ended June 30, 2010, 2009 and 2008 was $3.13, $0.62 and $0.87 per share, respectively. The weighted average fair value of $3.13 during the year ended June 30, 2010 does not include the weighted average fair value of the stock options granted in connection with the Company’s private placement of $2.49 per share.

The following is a summary of stock options outstanding and exercisable as of June 30, 2010:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Outstanding	Weighted	Average	Exercisable	Weighted	Average
	as of	Average	Remaining	as of	Average	Remaining
	June 30,	Exercise	Contractual	June 30,	Exercise	Contractual
Range of Exercise Prices	2010	Price	Life (In Years)	2010	Price	Life (In Years)

$0.00 — $1.80	4,185,246	$1.66	2.3	3,143,579	$1.65	2.2
$1.81 — $5.80	1,949,329	4.93	4.0	639,329	3.95	2.5
$5.81 — $10.28	4,279,768	7.87	3.0	3,445,768	8.16	2.6

	10,414,343	$4.82	2.9	7,228,676	$4.96	2.4

The Company used the following weighted average assumptions in calculating the fair value of options granted during the period from January 27, 2010 to June 30, 2010 (the period subsequent to the Company’s redomiciliation), the period from July 1, 2009 to January 26, 2010 (the period prior to the Company’s redomiciliation) and the years ended June 30, 2009 and 2008 (prior to the Company’s redomiciliation):

	Period From	Period From
	January 27, 2010 to	July 1, 2010 to	Years Ended June 30,
	June 30, 2010	January 26, 2010	2009	2008

Number of stock options granted	1,144,000	1,383,333	3,850,000	2,375,000
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.35%	4.10%	4.76%	5.61%
Expected volatility	60%	79%	80%	55%
Expected life (in years)	3.99	4.23	4.4	3.5

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Subsequent to the Company’s redomiciliation, the fair value of each stock option was estimated at the grant date using the Black-Scholes option-pricing model, with the exception of grants subject to market conditions, which were valued using a Monte Carlo option-pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Stock Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term, unless a reasonable alternate term is estimated by management.

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

For employees the fair value of restricted stock is measured on the date of grant using the closing price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period, which is generally the longest vesting period. For restricted stock granted to consultants, the fair value of the awards will be re-valued on a quarterly basis and marked to market until vested. Share-based compensation expense for restricted stock issued to consultants is recognized ratably over each vesting tranche.

In November 2009, the Company’s compensation committee approved the issuance of 1,166,000 shares of restricted stock to the Company’s Chief Executive Officer under the Stock Incentive Plan. The shares were issued in February 2010 following shareholder approval. The shares of restricted stock vest upon the satisfaction of certain performance targets, as defined in the agreement. The grant date fair value of the restricted shares was $6.64 per share.

In June 2010, the Company issued 80,000 shares of restricted stock to the Company’s Chief Financial Officer under the Stock Incentive Plan. The shares of restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years. The grant date fair value of the restricted shares was $5.28 per share.

In March 2010, the Company issued 572,000 shares of restricted stock to certain employees and a consultant. The majority of the shares of restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years. The remaining shares vest upon the satisfaction of certain performance targets, as defined in the agreements. The weighted average grant date fair value of the restricted shares was $6.07 per share. As of June 30, 2010, 200,000 shares of restricted stock were held by a consultant with a fair value of $5.82 per share.

As of June 30, 2010, all shares of restricted stock granted during the year ended June 30, 2010 remain unvested.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Grants of Common Stock to Employees

During the years ended June 30, 2009 and 2008, the Company granted 45,885 and 22,033 shares of common stock, respectively, to certain employees. During the years ended June 30, 2009 and 2008, the Company recorded a charge to operations of $44,000 and $48,000 respectively, related to these awards.

During the year ended June 30, 2009, the Company granted 1,666,667 shares of common stock to its Chief Executive Officer. The shares are subject to certain transfer restrictions in which 833,333 cannot be sold until the first anniversary of the date of grant and 833,334 cannot be sold until the second anniversary of the date of grant. During the year ended June 30, 2009, the Company recorded $1.5 million of compensation expense related to the fair value of these awards.

5.	Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	June 30,
	2010	2009
	(In thousands)

Machinery and equipment	$10,848	$5,906
Furniture and fixtures	1,265	787
Construction in progress	18,560	3,041
Leasehold improvements	1,026	1,067
Land	2,036	—

	33,735	10,801

Less: accumulated depreciation and amortization	(3,763)	(1,664)

Property, plant and equipment, net	$29,972	$9,137

Construction in progress as of June 30, 2010 consists primarily of amounts incurred in connection with the construction of the Company’s new manufacturing facility and related equipment. Construction in progress as of June 30, 2009 consists primarily of amounts incurred in connection with the construction of machinery used to manufacture the Company’s Unitract 1 mL Syringe.

In November 2009, the Company acquired 38 acres of land in York County, Pennsylvania for $2.0 million and entered into a development agreement with Keystone Redevelopment Group, LLC (“Keystone”) to develop its new 165,000 square foot office, manufacturing, warehousing and distribution facility. In accordance with the agreement, Keystone is assisting the Company with the selection of, as well as the review and management of, architects, engineers, designers, contractors and other experts and consultants engaged to assist in the development of the new facility. Additionally, Keystone is assisting the Company in obtaining financing for the facility. Under the terms of the agreement, the Company will pay Keystone a total of $0.8 million.

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

In November 2009, the Company signed a purchase agreement with Mikron Assembly Technology for the development and supply of an automated assembly system to support the commercial production of its Unifill syringe. The development of the system began in December 2009, with scheduled completion and installation into the Company’s new facility during the fourth quarter of calendar 2010. The Company anticipates that this automated assembly system will have a target production capacity of approximately 60.0 million units per year.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended June 30, 2010, the Company incurred $5.5 million in costs for equipment related to production capacity in the new facility. The Company has commitments for construction of the new facility and open purchase orders relating to equipment in the amount of $23.8 million which it expects to fulfill during the year ending June 30, 2011.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2009 and 2010 are as follows:

(In thousands)

Balance as of July 1, 2008	$5,555
Issuance of stock options in connection with the acquisition of Integrated BioSciences, Inc	457
Commitment to issue common stock to former Unitract Syringe Pty Limited shareholders	5,070
Foreign currency translation	(847)

Balance as of June 30, 2009	10,235
Foreign currency translation	557

Balance as of June 30, 2010	$10,792

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

During the year ended June 30, 2008, as approved by the stockholders, the Company granted options to purchase 1,166,667 shares of common stock to certain selling shareholders in connection with the acquisition of Integrated BioSciences, Inc. The vesting terms of the options were based upon the signing of the exclusive licensing agreement with sanofi-avenits. During the year ended June 30, 2009, options to purchase 500,000 shares of common stock vested and as a result, the Company has recorded $0.5 million as an increase to goodwill based on the fair value of these options as determined using the Black-Scholes option-pricing model. During the year ended June 30, 2009, the remaining options to purchase 666,667 shares of common stock were cancelled, as the related financial milestones were not achieved.

Intangible assets consist of patents acquired in a business acquisition of $80,000. Related accumulated amortization as of June 30, 2010 and 2009 was $40,000 and $37,000 respectively, and future amortization expense is scheduled to be $5,000 annually.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2010	2009
	(In thousands)

Accrued payroll and other employee related expenses	$1,405	$671
Accrued construction costs related to the new manufacturing facility	1,003	—
Accrued other	503	356
Provision for the issuance of common stock to former Unitract Syringe Pty Limited shareholders	—	5,070

Total accrued expenses	$2,911	$6,097

8.	Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancellable operating leases. The future minimum lease payments related to the Company’s non-cancellable operating lease commitments as of June 30, 2010 were as follows:

For the Year Ending June 30,
(In thousands)

2011	$285
2012	34

$319

Rental expenses under operating leases during the years ended June 30, 2010, 2009, and 2008 was $0.6 million, $0.7 million and $0.6 million, respectively.

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

9.	Long-Term Debt

Long-term debt consists of the following:

	June 30,
	2010	2009
	(In thousands)

Bank term loans	$2,393	$2,709
Commonwealth of Pennsylvania assisted loans	332	424
Other	16	—

	2,741	3,133
Less: current portion of long-term debt	1,648	405

Total long-term debt	$1,093	$2,728

Bank term loans consist of four term loans payable. The loans bear interest at a rate of prime (3.25% as of June 30, 2010) plus 1.50% (4.75% as of June 30, 2010) per annum and mature on dates ranging from December 2010 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

receivable, inventories and certain machinery and equipment and are subject to certain financial covenants which require the Company’s tangible assets to equal at least 10% of the stockholders’ equity determined in accordance with GAAP. Under the term loan agreements, the Company is not permitted to pay cash dividends without the prior written consent of the lender. Certain of these bank term loans also have a minimum debt service ratio financial covenant, with which the Company was not in compliance as of June 30, 2010. The $1.3 million long-term portion outstanding as of June 30, 2010 under these bank term loans is classified in the current portion of long-term debt. During September 2010, the Company received a waiver from its lender for its previous non-compliance with this covenant.

The Company has qualified for the two Commonwealth of Pennsylvania assisted loans for the purchase of specific machinery and equipment. These loans bear interest at rates ranging from 2.75% to 3.25% per annum and mature on dates ranging from July 2011 through July 2013. The borrowings under these loans are collateralized by the related equipment.

As of June 30, 2010, aggregate maturities of long-term obligations are as follows:

For the Year Ending June 30,
(In thousands)

2011	$383
2012	273
2013	271
2014	271
2015	197
Thereafter	1,346

$2,741

10.	Loss Per Share

The Company’s net loss per share is as follows:

	Year Ended June 30,
	2010	2009	2008
	(In thousands, except share and per share data)

Numerator
Net loss	$(29,748)	$(517)	$(8,537)
Denominator
Weighted average number of shares used to compute basic loss per share	46,837,066	34,426,353	32,938,477
Effect of dilutive options to purchase common stock	—	—	—

Weighted average number of shares used to compute diluted loss per share	46,837,066	34,426,353	32,938,477

Basic loss per share	$(0.64)	$(0.02)	$(0.26)

Diluted loss per share	$(0.64)	$(0.02)	$(0.26)

Due to the Company’s net loss position, unvested shares of restricted stock (participating securities) totaling 489,178 were excluded from the calculation of basic and diluted loss per share during the year ended June 30, 2010. There were no shares of restricted stock outstanding during the years ended June 30, 2009 and 2008.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, stock options (non-participating securities) totaling 8,234,060, 5,362,310 and 7,739,224 during the years ended June 30, 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the years ended June 30, 2010, 2009 and 2008, these shares would have had an effect of 2,316,360, 237,610 and 172,318 diluted shares, respectively, for purposes of calculating diluted loss per share.

11.	Income Taxes

For the years ended June 30, 2010, 2009 and 2008, income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

United States	$(26,773)	$(1,448)	$(119)
Foreign	(2,975)	931	(8,418)

	$(29,748)	$(517)	$(8,537)

Tax Rate Reconciliation

Income tax expense (benefit) is as follows:

	Year Ended June 30,
	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(In thousands)

U.S. Federal	$—	$(8,692)	$(8,692)	$—	$(1,070)	$(1,070)	$—	$(755)	$(755)
State	—	(2,554)	(2,554)	—	(339)	(339)	—	(123)	(123)
Foreign	—	553	553	—	(663)	(663)	—	(9,883)	(9,883)
Changes in valuation allowance	—	10,693	10,693	—	2,072	2,072	—	10,761	10,761

Income tax provision	$—	$—	$—	$—	$—	$—	$—	$—	$—

Income tax expense (benefit) was $0 for the years ended June 30, 2010, 2009 and 2008 and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended June 30,
	2010	2009	2008

Tax at U.S. statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(9)%	(11)%	(6)%
Non-deductible and non-taxable items	7%	2%	1%
Change in valuation allowance	37%	44%	40%

	0%	0%	0%

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Significant Components of Deferred Taxes

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets (liabilities) at June 30, 2010 and 2009 are presented below:

	June 30,
	2010	2009
	(In thousands)

Net operating loss carryforwards	$15,640	$5,592
Share-based compensation expense	2,038	—
Deferred revenue	2,625	3,170
Depreciation differences	(190)	(239)
Valuation allowance	(20,113)	(8,523)

Net deferred taxes	$—	$—

The valuation allowance for deferred tax assets as of June 30, 2010 and 2009 was $20.1 million and $8.5 million, respectively. The net change in the total valuation allowance was an increase of $11.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making the assessment as to the realizability of deferred tax assets. In order to fully realize the deferred tax assets, the Company will also need to generate future taxable income prior to the expiration of the net operating loss carryforwards. Based upon the level of historical taxable income and uncertainty regarding projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management does not believe it is more likely than not that the Company will realize the benefits of these net operating losses and deductible temporary differences, as of June 30, 2010 and 2009. Therefore a full valuation allowance has been provided. The amount of the net deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carryforward period are increased.

As of June 30, 2010, the Company had net operating loss carryforwards for U.S federal, state and Australian income tax purposes of approximately $24.0 million, $24.0 million and $17.0 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $17.0 million as of June 30, 2010 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 12.5% of taxable income after modifications and apportionment, or $3.0 million on state net operating losses utilized in any one year.

The Company has adopted the provisions of Interpretation 48, included in ASC Subtopic 740-10. Management has evaluated the tax positions taken and has concluded that no liability for unrecognized tax benefits was required to be recorded for the years ended June 30, 2010 and 2009.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company files Australian, consolidated U.S. federal and state income tax returns. The Company is not subject to examination in any jurisdiction at this time. As a result of the net operating losses in prior years, the statute of limitations will remain open for a period following any utilization of net operating loss carryforwards and as such these periods remain subject to examination.

12.	Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering all U.S. employees. Participating employees may contribute up to 100% of their pre-tax earnings, subject to the statutory limits. During the years ended June 30, 2010, 2009 and 2008, the Company did not match any employee contributions.

13.	Business Alliances

sanofi-aventis

On June 30, 2008, the Company signed an exclusive licensing agreement with a pharmaceutical company, sanofi-aventis, which was amended in June 2009. Under the amended agreement, the Company has granted sanofi-aventis an exclusive license to certain of the Company’s intellectual property in order and solely to develop, in collaboration with the Company, the Unifill syringe for use in and sale in the pre-filled syringe market within those therapeutic areas to be agreed upon between the Company and sanofi-aventis and a non-exclusive license outside those therapeutic areas that are exclusive to sanofi-aventis or after the expiration of the exclusive license with sanofi-aventis. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If during the term of the exclusive license, sanofi-aventis has purchased the Unifill syringe for use with a particular drug product, sanofi-aventis will receive a ten-year extension of the term of the exclusive license, which extension will be reduced to five years if sanofi-aventis does not sell a minimum of 20.0 million units of the product in any of the first five years of such ten-year extension period. Pursuant to the exclusive licensing agreement, sanofi-aventis has paid the Company a 10.0 million euros ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up front payment as revenue and deferred $10.6 million which is being recognized on a straight-line basis over the remaining term of the agreement. During the year ended June 30, 2010, the Company recognized $2.6 million of this up-front payment as revenue.

Under the exclusive licensing agreement, the Company is not precluded from using certain of its intellectual property to develop, license and sell any products in any market other than the ready-to-fill syringe market, or from entering into licensing or other business arrangements with other pharmaceutical companies for the ready-to-fill syringe market outside those therapeutic areas that are exclusive to sanofi-aventis, or after the expiration of the exclusive license with sanofi-aventis. If the Company grants a license to a third party in respect of the ready-to-fill syringe market, then the Company is required to pay sanofi-aventis 70% of any access, license or other upfront fee received from such third party for access to purchase the products until the Company’s payments to sanofi-aventis have totaled 10.0 million euros, following which the Company is required to pay 30% of such fees it receives through the end of the initial exclusivity period. The Company is also required to pay sanofi-aventis an annual royalty payment of 5% of the revenue generated from any sale of the Unifill syringe to third parties, up to a maximum amount of 17.0 million euros in such royalty payments.

Under a related industrialization agreement, signed on June 30, 2009, sanofi-aventis has agreed to pay the Company up to 17.0 million euros ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. The industrialization program began in July 2008 and is scheduled to be completed by the end of calendar 2010. Unless terminated earlier, the industrialization agreement’s term extends to the completion of the industrialization program. During the years ended June 30, 2010 and 2009, the Company recognized $6.3 million and $13.6 million in revenue related to the milestones achieved, respectively.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The industrialization agreement provides that, subject to the full completion of the industrialization program, the parties will negotiate a supply agreement for the manufacture and purchase of the final product on a commercial scale. The supply agreement will provide that sanofi-aventis and its affiliates will purchase the final product exclusively from the Company, and the industrialization agreement provides that the Company is not required to commit more than 30% of our expected installed production capacity to sanofi-aventis and its affiliates for the 12 months following the receipt of a purchase order. Any order of sanofi-aventis, together with its other orders, that will exceed the 30% capacity limit will require up to a maximum of 24 months lead time before the Company is required to commence delivery of that order.

On February 25, 2010, the Company and sanofi-aventis executed a letter agreement, pursuant to which the parties agreed on a list of therapeutic drug classes within which sanofi-aventis has the exclusive right to purchase the Unifill syringe. Pursuant to the letter agreement and the exclusive licensing agreement, sanofi-aventis has secured exclusivity for the Unifill syringe within the therapeutic classes of antithrombotic agents and vaccines until June 2014 and has also secured exclusivity in an additional six smaller subgroups that fall within the other therapeutic classes that the Company believes represent new market opportunities in the pharmaceutical use of prefilled syringes.

Stason Pharmaceuticals

In March 2010, the Company signed an exclusive five year agreement with Stason Pharmaceuticals, a U.S. based pharmaceutical company, to market its Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason Pharmaceuticals is required to purchase a minimum of 1.0 million units of the Unitract 1mL syringe per year during the term of the contract.

14.	Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)

Assets :
Cash equivalents — certificates of deposit	$18,629	$18,629	$243	$243

The carrying amount of the Company’s cash equivalents, which includes certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short term maturities of these items. The estimated fair value of the Company’s debt approximates its carrying value based upon the rates that the Company would currently be able to receive for similar instruments of comparable maturity.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market
	Prices in Active	Significant	Significant
	Markets for	Other	Unobservable	Total
	Identical Assets	Observable Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
	(In thousands)

Cash equivalents — certificates of deposit (June 30, 2010)	$—	$18,629	$—	$18,629

Cash equivalents — certificates of deposit (June 30, 2009)	$—	$243	$—	$243

15.	Quarterly Results (unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(In thousands, except per share data)

Year Ended June 30, 2010
Revenues	$3,108	$3,245	$2,417	$2,652
Gross profit	2,279	2,771	1,885	2,016
Net loss	(2,064)	(5,915)	(12,064)	(9,705)
Basic loss per share	$(0.06)	$(0.13)	$(0.23)	$(0.18)
Diluted loss per share	$(0.06)	$(0.13)	$(0.23)	$(0.18)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(In thousands, except per share data)

Year Ended June 30, 2009
Revenues	$2,305	$5,822	$4,146	$7,703
Gross profit	1,201	4,806	3,492	7,051
Net (loss) income	(1,616)	(861)	(271)	2,231
Basic (loss) income per share	$(0.05)	$(0.03)	$(0.01)	$0.06
Diluted (loss) income per share	$(0.05)	$(0.03)	$(0.01)	$0.06

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the periods.

16.	Subsequent Events

On August 13, 2010, the Company entered into a Credit Agreement with Univest National Bank and Trust Co. (“Univest”) pursuant to which Univest agreed to provide the Company with a loan in an amount not to exceed $7.0 million. The Company intends to use the proceeds to provide short-term financing for the construction of its new manufacturing facility. Borrowings under the Credit Agreement bear interest, payable monthly, at a rate equal to the greater of the prime rate plus 0.5% or 3.75% and are collateralized by a $7.0 million cash deposit. The Credit Agreement expires on February 13, 2011.

In August 2010, the Company received 501(k) market clearance from the U.S. Food and Drug Administration (“FDA”) for the sale of its Unitract 1 mL Tuberculin syringe in the United States.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such terms is defined in Rules 13a-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position

Slavko James Joseph Bosnjak	61	Chairman and Director
Alan Shortall	56	Director and Chief Executive Officer
John Lund	44	Director
William Galle	70	Director
Jeff Carter	52	Director
Mary Katherine Wold	57	Director
Marc S. Firestone	50	Director
R. Richard Wieland II	65	Chief Financial Officer and Executive Vice President
Eugene Shortall	59	Senior Vice President of Business Development
Bernhard Opitz	53	Senior Vice President of Operations
Mark V. Iampietro	57	Vice President of Quality and Regulatory Affairs
Stephen Allan	36	Vice President of Marketing and Communications
J. Christopher Naftzger	43	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Biographical Summaries

Slavko James Joseph Bosnjak.  Mr. Bosnjak has served as a director of UMSL since February 2003 and of Unilife Corporation since November 2009 and as Chairman of the board of UMSL since April 2006 and of Unilife Corporation since November 2009, Mr. Bosnjak has been a co-owner and director of the Le Meridien Lav Hotel in

Split, Croatia since 2002 and is chairman and co-founder of Ultimate Outdoor Ltd., an Australian outdoor advertising company, Mr. Bosnjak is chairman, and has an indirect interest through the family company Bosnjak Investment Group Pty Ltd, of Chiron Commercial Vehicles Pty Ltd and its subsidiaries, situated in Malaysia, a company which manufactures bus bodies for export to Australia. Mr Bosnjak was a director of Bosnjak Holdings Pty Ltd and its subsidiaries including Westbus Pty Ltd. from 1975 to 2001 and the chairman of Westbus Pty Ltd, between 1990 and 2001. He has also held positions on Commonwealth and New South Wales government advisory bodies, including the Greater Western Sydney Economic Development Board, and the GROW Employment Council. Mr. Bosnjak also served as the Chairman of the Tourism Council of Australia and Bus 2000 Ltd, which coordinated bus services for the Sydney 2000 Olympic Games. Mr. Bosnjak was awarded an Order of Australia Medal in 1994 for his services to transport and the community, and also holds an honorary doctorate from the University of Western Sydney for his services related to employment growth and economic development. The Board believes that Mr. Bosnjak’s broad government and investment experience in numerous industries across Australia, Asia and Europe, as well as his long history with the Company and deep knowledge of our business, make him well-suited to serve as a director.

Alan Shortall.  Mr. Shortall has served as Chief Executive Officer and director of UMSL since September 2002 and of Unilife Corporation since July 2009. Mr. Shortall co-founded Unilife in July 2002 and has guided the growth of Unilife since then. In 2008, the trade magazine Medical Device and Diagnostic Industry named him as one of 100 Notable People in the medical device industry worldwide. Mr. Shortall is the brother of Eugene Shortall, our Senior Vice President of Business Development. The Board believes that Mr. Shortall’s strategic vision and intimate understanding of our safety syringe technology and products, as well as his substantial marketing and commercial experience, make him well-suited to serve as a director. Mr. Shortall has been guiding the growth of Unilife since its founding.

John Lund.  Mr. Lund has served as a director of UMSL and Unilife Corporation since November 2009. Mr. Lund has also served as managing partner of M&A Holdings, LLC, a private consulting company since July 2003, and as Vice President Finance and Controller of E-rewards, Inc., an internet market research company since February 2009. Mr. Lund also served as Vice President and Controller of Nexstar Broadcasting Group, Inc., a NASDAQ listed television broadcasting company, from March 2008 to November 2008, Vice President of Finance and Corporate Controller of LQ Management, LLC (LaQuinta) from November 2006 to March 2008, and Corporate Controller of ExcellerateHRO from January 2005 to October 2006. Prior to that, Mr. Lund held Controller and Chief Financial Officer positions for various companies, and was a Manager at KPMG. The Board believes that Mr. Lund’s expertise in finance, accounting and experience with corporate transactions and publicly listed companies make him well-suited to serve as a director.

William Galle.  Mr. Galle has served as a director of UMSL since June 2008 and of Unilife Corporation since November 2009. Mr. Galle was also an independent director of American Marketing Complex in New York City from October 2007 to December 2009. Since 2009, Mr. Galle has been affiliated with Bradley Woods, a 40 year-old New York City-based independent research and investment banking firm specializing in federal regulatory and legislative developments impacting substantial investor portfolios. Mr. Galle is President of Diversified Portfolio Strategies LLC in Washington D.C. since 1993, which provides alternative investment advisory services for institutions and substantial investors. Mr. Galle is a graduate of Columbia University, Rutgers University, and the New York Institute of Finance. The Board believes that Mr. Galle’s investment advisory experience makes him a qualified member of the Board.

Jeff Carter.  Mr. Carter has served as a director of UMSL since April 2006 and of Unilife Corporation since November 2009. From February 2005 until January 2009, Mr. Carter served as Chief Financial Officer of UMSL. He has also served as Company Secretary of UMSL from March 2007 to July 2010. Mr. Carter is a chartered accountant and holds a master’s degree in applied finance from Macquarie University of Sydney. Mr. Carter was a Chief Financial Officer of various publicly listed healthcare companies prior to joining UMSL. Also, Mr. Carter was Strategic Planning Manager for Coca-Cola Amatil and Manager Corporate Development International for Santos. He has international experience with these companies and was formerly a Senior Manager of Touche Ross before moving into investment banking with Canadian Imperial Bank of Commerce. The Board believes that Mr. Carter’s experience in financial and management roles, with a strong background in the healthcare industry, make him a valuable member of the Board.

Mary Katherine Wold.  Ms. Wold has served as a director of Unilife Corporation since May 2010. Ms. Wold served as Senior Vice President of Finance from 2007 to 2009, Senior Vice President of Tax and Treasury from 2005 to 2007 and Vice President of Tax from 2002 to 2005, of Wyeth, a NYSE-listed pharmaceutical company, which was acquired by Pfizer in October 2009. Prior thereto, Ms. Wold spent 17 years with the international law firm of Shearman & Sterling based in New York, specializing in international tax planning for multinational corporations and in the tax aspects of mergers and acquisitions, capital markets and private equity transactions. Ms. Wold received her law degree from the University of Michigan and her Bachelor of Arts degree from Hamline University in St. Paul, Minnesota. The Board believes that Ms. Wold’s knowledge in financial, tax, and treasury matters along with her broad experience in global operations at one of the world’s largest pharmaceutical companies make her a valuable member of the Board.

Marc S. Firestone.  Mr. Firestone has served as a director of Unilife Corporation since July 2010. Mr. Firestone serves as Executive Vice President and General Counsel for Kraft Foods Inc., a Fortune 100 company. Prior to his position at Kraft Foods, Mr. Firestone held senior executive positions for Philip Morris Companies and its subsidiaries, including as Senior Vice President and General Counsel, Philip Morris International, and Senior Vice President of Regulatory Affairs, Phillip Morris Companies. Before joining Philip Morris, he was an attorney with Arnold & Porter in Washington, D.C. He holds a juris doctorate from Tulane University School of Law in New Orleans, and a bachelor’s degree from Washington & Lee University in Virginia. The Board believes that Mr. Firestone’s legal and government relations knowledge and experience make him a valuable member of the Board.

R. Richard Wieland II.  Mr. Wieland has served as Chief Financial Officer and Executive Vice President since June 2010. Mr. Wieland served as Chief Financial Officer of Cytochroma Inc., a privately-held specialty pharmaceutical company, from May 2008 to May 2009 and served as Executive Vice President and Chief Financial Officer of Advanced Life Sciences Holdings, Inc., a Nasdaq-listed clinical-stage biopharmaceutical company, from June 2004 to April 2008. Mr. Wieland obtained his B.A. in Accounting and Economics from Monmouth College and his M.B.A. from Washington University.

Eugene Shortall.  Mr. Shortall has served as Senior Vice President of Business Development since May 2010. From February 2009 to May 2010 Mr. Shortall served as Senior Vice President of RTFS of UMSL and of Unilife Corporation from November 2009 to May 2010. From October 2007 to February 2009 he served as our RTFS Project Director. From June 2003 to October 2007, Mr. Shortall was a consultant for the Public Institute for Social Security in Kuwait and was previously employed as a consultant for Behbehani National Construction. Mr. Shortall is the brother of Alan Shortall, our Chief Executive Officer and director.

Bernhard Opitz.  Mr. Opitz has served as Senior Vice President of Operations of UMSL since December 2008 and of Unilife Corporation since November 2009. From August 2007 to June 2008, Mr. Opitz served as Vice President — Manufacturing at Nanosphere, Inc., a Nanotechnology-based molecular diagnostics company. From December 2002 to July 2006, he was the Vice President — Engineering/Operations at Wells’ Dairy, Inc., a large manufacturer of ice cream. From September 2000 to April 2002, he was Senior Vice President of Operations at Ikonisys Inc., a cell-based diagnostics company. From 1980 to 2000, Mr. Opitz also held various positions at Bayer AG including project engineer, manager of plant engineering, manager of engineering, production manager, vice president of operations, and senior vice president of engineering. Mr. Opitz holds a Master of Science degree in mechanical/process engineering from Technical University Graz in Austria.

Mark V. Iampietro.  Mr. Iampietro has served as Vice President of Quality and Regulatory Affairs of UMSL since October 2008 and of Unilife Corporation since November 2009. From May 2002 to July 2008, Mr. Iampietro was Vice President of Quality, Regulatory and Clinical Operations at Spherics, Inc., a pharmaceutical manufacturer, where he managed various phases of quality, regulatory, and clinical programs. Mr. Iampietro holds American Society for Quality certifications as both a quality and reliability engineer and holds a Bachelor of Science degree in life sciences with a minor in engineering from Worcester Polytechnic Institute.

Stephen Allan.  Mr. Allan has served as Vice President of Marketing and Communications of UMSL since October 2008 and of Unilife Corporation since November 2009. He served as our Director of Communications from November 2007 to October 2008 and our Manager of Communications from July 2002 to November 2007. Prior to joining Unilife, Mr. Allan owned and operated his own Australian public relations firm, which assisted in the management of media relations and government liaison for industry groups in the transport, tourism and economic development sectors. He managed media liaison activities relating to bus transportation during the Sydney 2000 Olympic Games. He also spent five years as a journalist for various Sydney-based newspaper groups. Mr. Allan holds a Bachelor of Communications from Charles Sturt University.

J. Christopher Naftzger.  Mr. Naftzger has served as Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Unilife Corporation since July 2010. Mr. Naftzger served as Assistant General Counsel and Assistant Secretary of Chesapeake Corporation, a NYSE-traded packaging company for the pharmaceutical and healthcare industries, from July 2007 to May 2009 and served as Senior Counsel of Koch Industries, Inc., the second largest privately held company in the U.S., from June 2006 to June 2007. Prior to joining Koch, Mr. Naftzger was a partner at Blank Rome LLP, an international Am Law 100 firm. Mr. Naftzger obtained his B.A. in History and Political Science from Hampden-Sydney College and his J.D. from the Willamette University College of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC reports of ownership and changes in ownership of our common stock. Our directors, executive officers and greater than 10% beneficial owners of our common stock are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all Section 16(a) reports of our directors, executive officers and greater than 10% beneficial owners were filed timely for the fiscal year ended June 30, 2010.

Code of Ethics

We have a code of ethics that applies to all of our directors and employees, including our principal executive, financial and accounting officers. Our code of ethics is available on our website at www.unilife.com under the investor relations section titled Corporate Governance. We intend to disclose any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive, financial or accounting officer in the investor relations section of our website.

Audit Committee

Reference is made to the “Director Independence” section in Item 13.

Item 11.	Executive Compensation

RISK MANAGEMENT AND INCENTIVE COMPENSATION

Senior management has reviewed the Company’s compensation systems and has determined that it is not reasonably likely that our compensation plans would have a material adverse effect on the Company for the following reasons:

•	Any financial performance objectives of our annual cash incentive and equity grant programs are objectives that are reviewed and approved by our board of directors.

•	The performance measures for our annual cash incentive program for our named executive officers are based on the same set of Company goals as for other employees.

•	Our annual cash incentive program is designed to reward bonus-eligible employees for committing to and delivering goals that are aligned with our strategic plan, with objectives linked to the strategic plan or performance of our Company.

•	The goals are reviewed by senior management and our board of directors to ensure that they are focused on business activity that advances the stockholders’ interests and do not encourage excessive or potentially damaging risk-taking.

•	The amount of annual cash incentive compensation is not set at such an aggressive level that it would induce bonus-eligible employees to take inappropriate risks that could threaten our financial and operating stability.

•	Because the performance measures for our annual cash incentive program are based on strategic objectives of our business plan, none of the goals approved under our annual cash incentive compensation program would encourage manipulation of reported earnings to enhance the compensation of any employee.

•	Our compensation programs are balanced to avoid too much focus on equity or annual cash incentive compensation, do not contain highly leveraged payout curves or uncapped payouts, do not set unreasonable thresholds and do not encourage short-term business decisions to meet payout thresholds.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation philosophy and practices for those individuals who were our most highly compensated executives based on their fiscal 2010 compensation. We refer to these executives in this Annual Report on Form 10-K Compensation Discussion and Analysis as “named executive officers”.

Our named executive officers are:

•	Alan Shortall, who is our Chief Executive Officer;

•	R. Richard Wieland II, who became our Executive Vice President and Chief Financial Officer in June 2010;

•	Daniel Calvert, who resigned as our Chief Financial Officer in June 2010;

•	Eugene Shortall, who is our Senior Vice President, Business Development;

•	Bernhard Opitz, who is our Senior Vice President, Operations; and

•	Mark V. Iampietro, who is our Vice President, Quality Systems and Regulatory Affairs.

Executive Summary

During fiscal 2010, we attained several strategic milestones despite the difficult worldwide economic environment that has continued since the downturn in 2008. Our recent business developments include the following:

•	Pennsylvania Economic Development Assistance: In October 2009, we accepted a $5.2 million offer of assistance from the Commonwealth of Pennsylvania. The offer includes $2.2 million in a low interest loan for the development of our new global headquarters and manufacturing facility. The offer also includes a $2.0 million grant for debt service, a $0.5 million opportunity grant as well as $0.5 million in tax credits.

•	Development of New Global Headquarters and Manufacturing Facility: In November 2009, we acquired 38 acres of land in York County, Pennsylvania for the development of our new 165,000 square foot office, manufacturing, warehousing and distribution facility. We began construction in November 2009 and made substantial progress towards its completion.

•	Redomiciliation and Nasdaq listing: In the third quarter of fiscal 2010, we completed a redomiciliation from Australia to the State of Delaware and successfully listed our common stock on the Nasdaq Global Market.

•	Agreement with sanofi-aventis on exclusivity list: On February 25, 2010, we executed a letter agreement with sanofi-aventis, pursuant to which the parties agreed on a list of therapeutic drug classes within which sanofi-aventis has the exclusive right to purchase the Unifill syringe. Sanofi-aventis has secured exclusivity for the Unifill syringe within the full therapeutic classes of antithrombotic agents and vaccines until June 30, 2014 and has also secured exclusivity in an additional four smaller subgroups that fall within other therapeutic classes that we believe represent new market opportunities in the pharmaceutical use of prefilled syringes.

•	Agreement with Stason Pharmaceuticals: In March 2010, we signed an exclusive five year agreement with Stason Pharmaceuticals; a U.S. based pharmaceutical company to market our Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason Pharmaceuticals is required to purchase a minimum of 1.0 million units of the Unitract 1 mL syringe per year during the term of the contract.

•	FDA Clearance: During April 2010, we received 510(k) market clearance from the Food and Drug Administration for our Unitract 1 mL Insulin Syringe, which is assembled at our Lewisberry, Pennsylvania manufacturing facility.

Our fiscal 2010 compensation policies and practices were instituted in a manner that was mindful of the continued economic downturn and our need to conserve cash while continuing to strive to achieve the strategic goals of our business plan. Base salaries of our named executive officers remained fixed at their fiscal 2009 levels. In hiring a new Chief Financial Officer, his level of compensation was determined after considering internal pay equities relative to the other named executive officers of Unilife, market rates of compensation reflected by our peer group companies identified below, and the candidate’s prior relevant experience and compensation level.

In light of the achievement of the strategic milestones set forth above, as well as achievement of pre-established key performance indicators, or KPIs, for each executive, all of the named executive officers received payout, at target level, of their cash incentive award for the six-month period ending December 31, 2009. Commencing with calendar year 2010, the annual cash incentive award program will change from semi-annual payouts to annual payouts. Consequently, annual cash incentive awards to our named executive officers for the 2010 calendar year performance period will be evaluated and paid in the first quarter of calendar year 2011.

During fiscal 2010, we made long-term incentive equity grants to three of our named executive officers, Messrs. Wieland, E. Shortall, and Iampietro, to fulfill commitments set forth in their employment agreements and to adjust equity award holdings for internal pay equity among the named executive officers. In addition, we approved a new long-term incentive compensation package for our Chief Executive Officer comprised of a performance-based restricted stock award that vests upon achievement of specified strategic milestones and a stock option award that vests upon the market price of our common stock sustaining specified target levels, set approximately 42%, 83% and 268% higher than our $6.64 market price on the date of grant for 20 out of 30 consecutive trading days. More information about the long-term incentive compensation package approved for our Chief Executive Officer is set forth below under “Long-Term Incentive Compensation.”

Compensation Philosophy and Objectives

The compensation committee of our board of directors is responsible for reviewing and approving the compensation payable to the Company’s named executive officers. The compensation committee follows an executive compensation philosophy that includes the following considerations:

•	a “pay-for-performance” orientation that delivers pay based on Company and individual performance;

•	long-term incentives, including stock-based awards, to more closely align the interests of named executive officers with the long-term interests of stockholders; and

•	individual wealth accumulation through long-term incentives, rather than through pensions.

The primary objectives of our executive compensation program are to deliver a competitive package to attract, motivate and retain key executives and to align their compensation with our overall business goals, core values and stockholder interests. We aim to provide total compensation that is appropriate for an organization of our size and stage of development and that will support continued recruitment of top talent and retention of the executive team we have built. We link a substantial portion of compensation to the Company’s achievement of strategic objectives and the individual’s contribution to the attainment of those objectives. In addition, we encourage ownership of our common stock among our executive team through our long-term incentive plan to align executive compensation with the long-term interests of our stockholders.

We expect that our primary compensation objectives will reinforce consistent attainment of Unilife’s key strategic goals and motivate and retain the executive talent we have hired.

Setting Executive Compensation

In fiscal 2010, our board of directors engaged Strategic Apex Group LLC, or Strategic Apex, an independent third party consulting firm, to assist the compensation committee by providing competitive compensation data and general advice on our compensation programs and policies for named executive officers. Strategic Apex assists the compensation committee in developing performance metrics and long-term incentives for the named executive officers to ensure that key strategic goals are met and that the interests of key decision makers and stockholders are aligned.

During fiscal 2010, Strategic Apex performed a market analysis on the compensation paid by a comparator group of forty-four medical device companies, with median revenues and market capitalization of approximately $100 million and $250 million, respectively. Companies were selected for inclusion in the comparator group based on several factors, including: annual revenues, market capitalization, number of employees, stage of development, and similar business model and products. The peer group companies appear in the table below under “Benchmarking.”

Base salaries, target levels of annual cash incentive awards and initial long-term equity incentive awards for our named executive officers other than Mr. Wieland, our new Chief Financial Officer, were fixed during the negotiation of their respective employment agreements prior to Strategic Apex having been engaged and prior to our redomiciliation to the United States. Based on the market analysis performed by Strategic Apex, Strategic Apex confirmed that the total cash compensation (base salary plus annual cash incentive award) of our Chief Executive Officer and Chief Financial Officer is in the 50th percentile range of the total cash compensation of similarly situated executives within the comparator group. Our compensation committee believes that this level of total cash compensation is appropriate for our named executive officers at this stage of the Company’s development. In future hiring of executives, when establishing the candidate’s pay package, we will consider recommendations from Strategic Apex, internal pay equity amongst the named executive officers at Unilife relative to the roles and responsibilities of the named executive officers, and the level of total cash compensation for the candidate relative to that of the Chief Executive Officer and Chief Financial Officer.

During the process of hiring our new Chief Financial Officer, our Chief Executive Officer negotiated on an arm’s length basis with Mr. Wieland with respect to the terms of his compensation package. Our Chief Executive Officer considered Mr. Wieland’s prior relevant experience and compensation levels, as well as his prospective roles and responsibilities with our Company. Our Chief Executive Officer consulted with Strategic Apex who made recommendations (based on peer group companies as well as compensation surveys) on what would constitute an appropriate compensation package. Our Chief Executive Officer presented the proposed compensation package to the compensation committee of our board of directors which agreed to the terms.

We implement our annual cash incentive program using calendar year performance periods. There is not a formal written plan for this program, but instead minimum cash incentive opportunities are specified in the employment agreement of each named executive officer. Our Chief Executive Officer, in consultation with our compensation committee and Strategic Apex, establishes and communicates to the named executive officers in the first quarter of the performance year key performance indicators, or KPIs, against which each named executive officer’s performance will be measured for that year. As more fully described below under “Annual Cash Incentive Compensation and Bonuses”, the KPIs established for the 2010 calendar year performance period represent key strategic objectives relating to the industrialization of the Unifill ready-to-fill syringe, the commercial production and sale of our Unitract 1 mL syringe, the further development of our management team and additional products, and building stockholder value. Our Chief Executive Officer provides the compensation committee with a detailed review of the performance of the other named executive officers and makes recommendations to the compensation committee as to the level of cash incentive to be paid based on that performance. In accordance with our compensation committee’s charter, our compensation committee evaluates the performance of each named executive officer in light of his KPIs and determines the amount of any annual incentive compensation earned by the named executive officer based on such evaluation.

Benchmarking

The compensation committee uses independent verifiable data and information as well as the business judgment of the committee members in making decisions concerning executive compensation. An important element of this process is the evaluation of compensation practices among similarly-situated public companies. For this purpose, Strategic Apex assists the compensation committee in developing an appropriate peer group against which various elements of our executive compensation package are benchmarked. This group is referred to as the “Comparison Group.” The Comparison Group consists of forty-four medical device companies, with median revenues and market capitalization of approximately $100 million and $250 million, respectively.

ABAXIS Inc	Conceptus Inc	Insulet Corp	SonoSite Inc
ABIOMED Inc	CryoLife Inc.	IRIS International Inc.	Spectranetics Corp(The)
Accuray Inc	Cutera Inc	Kensey Nash Corp	Stereotaxis Inc
Alphatec Holdings Inc	Cyberonics Inc	Mako Surgical Corp	SurModics Inc
Analogic Corp	Cynosure Inc	Micrus Endovascular Corp	Symmetry Medical Inc
AngioDynamics Inc	Delcath Systems Inc	Natus Medical Inc	Synovis Life Technologies Inc
Aspect Medical Systems Inc	DexCom Inc	NxStage Medical Inc	TomoTherapy Inc
ATS Medical Inc	Electro-Optical Sciences Inc	Orthovita Inc	Volcano Corp
Bovie Medical Corp	Exactech Inc	Palomar Medical Technologies Inc	Wright Medical Group Inc
Cantel Medical Corp.	HeartWare International Inc	Solta Medical Inc	Young Innovations Inc
Cardo Medical Inc	I-Flow Corp	Somanetics Corp	Zoll Medical Corp

Companies were selected for inclusion in the Comparison Group based on several factors, including: annual revenues, market capitalization, number of employees, stage of development, and similar business model and products. The committee intends to review and, if appropriate, modify the Comparison Group on an annual basis to best reflect our business as it evolves. In addition to data from the Comparison Group, we also review the 25th, 50th and 75th percentile compensation data from the Radford Executive Survey for life sciences companies.

Elements of Compensation

Compensation for our named executive officers includes the following elements:

•	base salary;

•	annual cash incentives;

•	long-term incentives in the form of stock options and restricted stock awards; and

•	other benefits and perquisites.

There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the compensation committee determines the mix of compensation for each named executive officer based on its review of competitive data, recommendations from Strategic Apex and the compensation committee’s subjective analysis of that individual’s performance and contribution to the Company’s performance.

We believe that long-term performance is the most important measure of our success, as we manage our operations and business affairs for the long-term benefit of our stockholders. Accordingly, not only is our executive compensation program weighted towards variable, at-risk pay components, but we emphasize incentives that are dependent upon long-term corporate performance and achievement of our strategic plan. These long-term incentives are provided in the form of equity awards (stock options and restricted stock), which comprise a significant portion of an executive officer’s total compensation. These incentives are designed to motivate and reward our named executive officers for achieving long-term corporate performance goals and maximizing long-term stockholder value.

Base Salary

It is the compensation committee’s objective to set a competitive rate of annual base salary for each named executive officer. The compensation committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk. Base salary levels are designed to recognize an individual’s ongoing contribution, to be commensurate with an individual’s experience and organization level and to be competitive with market benchmarks. The compensation committee has worked with Strategic Apex to understand such market benchmarks.

Our board of directors negotiated the base salary of our Chief Executive Officer in connection with the employment agreement that we entered into with him in October 2008. Our board of directors set our Chief Executive Officer’s base salary at a level that the board believed was commensurate with our Chief Executive Officer’s skills, knowledge and duties. Based on the Comparison Group, our Chief Executive Officer’s base salary is between the 50th and 75th percentile of base salaries provided to similarly situated executives. The initial base salary of each named executive officer (other than our Chief Executive Officer) was negotiated by our Chief Executive Officer with such executive during the hiring process.

Base salaries for our named executive officers have remained constant at fiscal 2009 levels. Our compensation committee will determine whether and when to adjust the base salaries of the named executive officers in the future. Our compensation committee will consider each named executive officer’s performance and level of responsibility and market data for similar positions.

Annual Cash Incentive Compensation and Bonuses

We implement our annual cash incentive program using calendar year performance periods. There is not a formal written plan for this program, but instead minimum cash incentive opportunities are specified in the employment agreement of each named executive officer. Our Chief Executive Officer, in consultation with our compensation committee and Strategic Apex, establishes and communicates to the named executive officers in the first quarter of the performance year key performance indicators, or KPIs, against which each named executive’s performance will be measured for that year. Our Chief Executive Officer provides the compensation committee with a detailed review of the performance of the other named executive officers and makes recommendations to the compensation committee as to the level of cash incentive to be paid based on that performance. In accordance with our compensation committee’s charter, our compensation committee evaluates the performance of each named executive officer in light of his KPIs and determines the amount of any annual incentive compensation earned by the named executive officer based on such evaluation.

Historically, the annual cash incentives were paid semi-annually based on evaluation of achievements as of the end of each June and December. Consequently, a portion of the annual incentives earned for the last six months of the 2009 calendar year performance period were earned and paid during fiscal 2010 and these amounts are reflected in the Summary Compensation Table at page 92 of this Annual Report. Beginning with the 2010 calendar year performance period, the annual cash incentives will be evaluated solely as of the end of December, and payouts earned will be paid within the first calendar quarter of the following calendar year.

Our compensation committee may also determine to provide discretionary bonuses in addition to the minimum cash incentive opportunity to reward the executive for contributions and achievements other than the executive’s pre-established KPIs. No such discretionary bonuses were awarded to our named executive officers during fiscal 2010.

Our Chief Executive Officer’s annual cash incentive award is discretionary in amount up to $200,000, as provided in his employment agreement. The amount of this discretionary award to be paid is determined by our compensation committee based on satisfaction of key performance indicators, or KPIs. Our compensation committee sets the KPIs of our Chief Executive Officer, reviews his performance and determines the amount of any annual incentive compensation earned by him.

Each of Messrs. Calvert, Eugene Shortall, Iampietro and Opitz were entitled to receive a cash incentive award, for calendar years 2009 and 2010 (or, in the case of Mr. Calvert, for the portion of calendar year 2010 during which he was employed with us), at the target level specified in his employment agreement, if his performance satisfies pre-established KPIs identified by our Chief Executive Officer and approved by our compensation committee. More information regarding the target cash incentive opportunity for each of these named executive officers is provided in the footnotes to the Grants of Plan-Based Awards Table on page 94 of this Annual Report. The KPIs are tailored to the named executive officer’s individual area of responsibility and key strategic goals. Our Chief Executive Officer presented the calendar year 2009 and 2010 KPIs to our board of directors, and the board approved them as part of Unilife’s strategic plan. In the case of fiscal 2010, the KPIs were established and communicated during the first quarter of the applicable performance period.

In respect of calendar year 2010, the following is a summary description of the KPIs for each named executive officer:

•	Alan Shortall — strengthening the board of directors; hiring a new Chief Financial Officer and a General Counsel, Corporate Secretary and Chief Compliance Officer; production of the Unitract 1mL syringe in our FDA-registered facility in Lewisberry, PA; continued progress on the industrialization of the Unifill ready-to-fill syringe; and the construction and financing of a new, custom-built manufacturing and headquarters facility near York, PA.

•	R. Richard Wieland II — financing of the new facility; successful year-end audit process; implementation of a Sarbanes-Oxley compliance program and the assessment and reorganization of the finance and accounting function.

•	Daniel Calvert — management of our financial affairs and the development of business plan models and corporate strategy; and transition of the finance and administration function to our new Chief Financial Officer.

•	Eugene Shortall — management of the Unifill ready-to-fill syringe project and completion of key project milestones; and oversight of the construction of the new manufacturing facility to ensure on-time and on-budget completion of the project.

•	Bernhard Opitz — expansion of our operational, engineering and production personnel and oversight of the construction of the new manufacturing facility to ensure that all operational requirements are met.

•	Mark V. Iampietro — management of our quality systems and regulatory affairs, including issuance of new 510(k) and CE mark approvals; and oversight of the construction of the new facility to ensure that all quality and regulatory requirements are met.

Our compensation committee, upon recommendation of our Chief Executive Officer, determines whether each of the named executive officers satisfied their KPIs. The compensation committee determined that each of the named executive officers (except Daniel Calvert) satisfied all of their KPIs for the 2009 calendar year performance period. Consequently, during fiscal 2010, all of the named executive officers (except Daniel Calvert) received payout, at target level, of their cash incentive award for the six-month period ending December 31, 2009.

Long-Term Incentive Compensation

As described above, stock-based incentives are a key component of our executive compensation program. Employee ownership is a core value of our operating culture, and management and the compensation committee believe that stock ownership encourages our executives to create value for our Company over the long term and promotes retention and affiliation with the Company by allowing our executives to share in our long-term success while aligning executive interests with those of our stockholders. Our long-term incentive compensation has been in the form of grants of stock options and stock awards under our Employee Share Option Plan, or ESOP, and our 2009 Stock Incentive Plan, or SIP.

We view stock options as an important element of performance-based compensation because a stock option provides no realizable value to a recipient until the vesting requirements have been met and will increase in value only as the trading price of our shares increases following the grant of the stock options. With the exception of the stock options granted to our Chief Executive Officer and Chief Financial Officer during fiscal 2010, stock options held by our named executive officers generally have an approximate four-year term and vest over a two year period, contingent upon continued employment with us. Vesting also accelerates if there is a change of control of Unilife (as defined in the applicable stock option agreement) or if the named executive officer’s employment terminates due to total disability or death.

Vesting of the stock option granted to our Chief Executive Officer during fiscal 2010 is contingent upon the attainment of specified market prices for our common stock over a sustained period of time, as more fully described below. Vesting of the stock option granted to our Chief Financial Officer during fiscal 2010 will occur in four equal installments, if and when our market capitalization is sustained for at least 20 consecutive trading days on the Nasdaq Stock Market at the following levels: $500 million, $750 million, $1,250 million and $1,500 million. Our stock options are granted at an exercise price equal to the closing price of our common stock on the date of grant. Accordingly, the actual value a named executive officer will realize is tied to future stock appreciation and is therefore aligned with corporate performance and stockholder returns.

Restricted stock grants incent named executive officers to achieve Unilife’s strategic goals and drive stockholder value by aligning the named executive officers’ compensation with stockholder interests. Vesting periods are intended to enhance retention of the named executive officer and incentivize a long-term focus by the named executive officer on overall Company performance. With the exception of the restricted stock award granted to our Chief Executive Officer during fiscal 2010, described below, the restricted stock awards held by our named executive officers vest over a three year period, 25% in each of the first and second year after the date of grant and 50% in the third year after the date of grant, contingent upon continued employment with us. Vesting also accelerates if there is a change of control of Unilife (as defined in the applicable stock option agreement) or if the named executive officer’s employment terminates due to total disability or death.

Long-term incentive target compensation of each named executive officer is set by our compensation committee based on the named executive officer’s level of responsibility, peer group data for similar positions and the named executive officer’s previous long-term incentive compensation. The total long-term incentive target multiplier of base salary for each of our named executive officers is targeted at the 50th percentile of the Comparison Group that we identified with the assistance of Strategic Apex, aligning with our philosophy of driving wealth accumulation through long-term incentives, and consistent with a business emphasizing high growth and innovation.

In fiscal 2010, we granted stock options and restricted stock to our named executive officers as reflected in the Grants of Plan-Based Awards Table at page 94 of this Annual Report. These stock option grants were made in fulfillment of the terms of each named executive officer’s respective employment agreement and in the case of Mr. Iampietro, to address differences in long-term equity when compared to other named executive officers of Unilife. The amount of each stock option grant for the named executive officers specified in their employment agreements was determined by our Chief Executive Officer in his best judgment during arms’ length negotiation of the employment offer and was approved by our board of directors.

Chief Executive Officer Incentive Compensation Package for Fiscal 2010.  During fiscal 2010, the compensation committee, together with Strategic Apex, performed a comprehensive review of our Chief Executive Officer’s compensation relative to the compensation provided to chief executive officers at the Comparison Group companies. With respect to our Chief Executive Officer’s stock-based compensation, it was noted that the chief executive officers of the Comparison Group companies owned varying amounts of shares in their respective companies. Our board of directors believes that new incentives should primarily take the form of stock-based awards rather than cash because (1) Unilife is in a high growth stage (compared to more mature companies in its Comparison Group) where generating and preserving cash is of utmost importance, and (2) our board of directors believes that any incentives should be geared to total stockholder return (i.e., based on stock price performance) rather than on other metrics that are not as directly tied to stockholder interests.

In determining the size of the equity award to be made for our Chief Executive Officer, the compensation committee considered his total compensation rather than simply looking at each separate element of pay. In comparison with its Comparison Group in 2009, the Company has performed at a level better than those of its competitors under the Chief Executive Officer’s leadership. One imperative of our board of directors is that the Chief Executive Officer’s compensation package should serve as both a motivation and a reward for performance rather than as a guaranteed amount. Prior to his most recent award, our Chief Executive Officer had already earned his previous incentive awards, with the final installment of his outstanding stock option due to vest on May 28, 2011 based solely on his continued employment through that date since the market price performance hurdle for that installment had already been met. Consequently, he had no incentive compensation tied to future performance. It was important to establish an incentive program in light of the new business targets and challenges facing the Company. Because the Company is still in a high-growth stage as well as based on its previous performance, it was decided to set a target of total Chief Executive Officer compensation between the 75th and 85th percentile among peer group company chief executive officers.

Unilife’s equity compensation program is intended to be a long-term program rather than an annual bonus arrangement, so it was decided by our compensation committee and the board of directors to make a one-time grant of equity to our Chief Executive Officer to be earned over a multi-year performance period rather than making smaller annual grants over that performance period. At a five-year performance period, this decision set total long-term equity incentives for our Chief Executive Officer at a target of approximately $9.5 million. Recent volatility in the stock price suggested that the grant of a single share of Unilife common stock had a value similar to a grant of two options having an exercise price equal to the closing price on the date of grant, based on recent market prices. The new long-term incentive compensation package for our Chief Executive Officer is comprised of a performance-based restricted stock award that vests upon achievement of specified strategic milestones and a market-based stock option award that vests upon the market price of our common stock sustaining specified target levels, as described below. The new long-term incentive compensation package for our Chief Executive Officer required approval by Unilife’s stockholders under applicable listing rules of the Australian Securities Exchange. This approval was obtained at a stockholders meeting held on January 8, 2010.

On February 3, 2010, we granted to our Chief Executive Officer an award of 1,166,000 restricted shares of common stock. One-fifth of these shares will become vested upon each achievement of one of the following five performance milestones provided that the achievement occurs on or before the fifth anniversary of the date of grant and either his service with the Company is continuous from the date of grant through the applicable date upon which such achievement occurs or his service with the Company was terminated by the Company without cause (as defined in his employment agreement) prior to the achievement of the performance milestone:

•	Signing supply agreements with sanofi-aventis for 100 million or more Unifill Ready to Fill Syringes;

•	First new agreement for Unifill Ready to Fill Syringe with pharmaceutical company other than sanofi-aventis or its affiliates;

•	Agreement with any pharmaceutical company, including sanofi-aventis, for a new product (other than the Unifill Ready to Fill Syringe);

•	Expand business capability by installing the first Unifill Ready to Fill Syringe production line in a clean room in Unilife’s new Pennsylvania facility, including the successful operation qualification (OQ) of the line;

•	First shipment of production quality (PQ), sterile Unifill Ready to Fill Syringes to sanofi-aventis from commercial production line.

All of the restricted shares, to the extent not earlier forfeited, will become vested upon the occurrence of a change in control of Unilife (as defined under the applicable award agreement). Vesting also accelerates if our Chief Executive Officer dies or his employment terminates due to total disability. Any restricted shares that have not become vested by February 3, 2015, will be forfeited on that date.

On February 3, 2010, we granted to our Chief Executive Officer an award of 834,000 stock options for the purchase of our common stock. These stock options will vest and become exercisable as reflected in the table below upon achievement of specified market price performance milestones, provided that the achievement occurs on or before the fifth anniversary of the date of grant and either his service with the Company is continuous from the date of grant through the applicable date upon which such achievement occurs or his service with the Company was terminated by the Company without Cause (as defined in his employment agreement) prior to the achievement of the performance milestone:

	Number of
	Options	Percent-
	Eligible to	age of
Performance Milestones	Vest	Options

Fair Market Value of one Share of Unilife Corporation common stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the stock may be trading at the time, is $9.45 or more for a minimum of 20 out of any 30 consecutive trading days	250,000 Options	30%
Fair Market Value of one Share of Unilife Corporation common stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the stock may be trading at the time, is $12.15 or more for a minimum of 20 out of any 30 consecutive trading days	250,000 Options	30%
Fair Market Value of one Share of Unilife Corporation common stock, on the Nasdaq Stock Market or other US established securities exchange or market on which the stock may be trading at the time, is $17.82 or more for a minimum of 20 out of any 30 consecutive trading days	334,000 Options	40%

Total	834,000 Options	100%

If we achieve the performance milestones set forth above, they would yield an approximate annualized five year rate of return of 7.3% (if the stock price reaches $9.45), 12.8% (if the stock price reaches $12.15), and 21.8% (if the stock price reaches $17.82). If these performance milestones are reached before five years from the grant date, the effective rates of return may be significantly higher. All of these stock options, to the extent not earlier forfeited, will become vested upon the occurrence of a change in control of Unilife (as defined under the applicable award agreement). Vesting also accelerates if our Chief Executive Officer dies or his employment terminates due to total disability.

Savings Plans

We do not provide for wealth accumulation for retirement through defined benefit pension plans; however, our U.S. subsidiary, Unilife Medical Solutions, Inc., has a 401(k) plan, which permits named executive officers and other employees to accumulate wealth on a tax-deferred basis. We do not anticipate providing for wealth accumulation for retirement through defined benefit pensions or supplemental executive retirement plans. In addition, while our U.S. subsidiary does not currently make matching or fixed contributions to the balances of employees, including the named executive officers, under the 401(k) plan, we do expect to adopt a company match in future years.

Other Benefits and Perquisites

The named executive officers are eligible to participate in employee benefit programs generally offered to our other employees. In addition, we provide certain other perquisites to the named executive officers that are not generally available to other employees. Our compensation committee reviews these benefits and perquisites. We also provide temporary housing and other relocation assistance when a named executive officer is hired or relocated for business reasons. We anticipate continuing to offer newly hired or relocated employees relocation benefits which are competitive and appropriate for their level of responsibility. For more detailed information regarding benefits and perquisites provided to the named executive officers, see — “Compensation of Named Executive Officers.”

Employment Agreements

Each of our named executive officers is employed with us under the terms of an employment agreement for a term of years. With the exceptions of the employment agreements with our Chief Executive Officer, our Chief Financial Officer and our former Chief Financial Officer, who resigned on June 10, 2010, the employment term under the applicable agreement is three years with annual one-year renewal periods after the initial term. Our Chief Executive Officer’s employment term under his employment agreement expires on July 1, 2011. The employment agreements establish the named executive officer’s initial base salary, which is subject to review and adjustment annually, and his annual cash incentive award opportunity. All cash incentive award payments are discretionary and subject to achievement of key performance indicators. The employment agreements with Messrs. Wieland, Opitz and Iampietro provide for reimbursement of relocation and temporary living expenses. The employment agreements for each of our named executive officers also contain restrictive covenants under which the executive must refrain from disclosing our confidential information, and must refrain from becoming involved in any business which is a competitor of the Company or attempting to entice away any employee, customer or supplier of the Company for a specified period of time after his employment with us terminates. The employment agreements provide for certain payments and benefits upon the named executive officer’s termination of employment with us under certain circumstances. Further information regarding those payments and benefits and the circumstances under which they are payable is described under — “Potential Payments Upon Termination or Changes in Control”.

Severance

We must comply with Australian legal requirements regarding obtaining stockholder approval of certain severance payments. Severance provisions are set forth in the employment agreements with our named executive officers. Further information regarding the severance benefits of our named executive officers is described under — “Potential Payments Upon Termination or Changes in Control”.

Our compensation committee considers and develops policies, guidelines or programs with respect to severance benefits. We will continue the severance obligations under existing employment agreements. We believe that severance benefits allow us to attract and retain talented executives, and to entice other potential employees to accept positions with us and to relocate to our central Pennsylvania headquarters. In establishing these arrangements, we consider that we do not provide defined benefit pension or supplemental executive retirement plan benefits. The employment agreements currently in place with the named executive officers have a “double-trigger” feature, mandating cash severance payments on a change in control of the Company only if employment terminates in connection with or following the change in control.

Policies, Guidelines and Practices Related to Executive Compensation

The Compensation Committee

Our compensation committee makes executive compensation determinations for the named executive officers, and our senior management provides recommendations and support to our compensation committee. In addition, the board of directors retains Strategic Apex to provide expert executive compensation advice and guidance to the compensation committee. The compensation committee operates in accordance with a written charter and is composed of at least three independent directors who report their findings and recommendations to our board of directors. Our compensation committee’s responsibilities include the following actions:

•	develop and implement an executive compensation policy to support overall business strategies and objectives, attract and retain key executives, link compensation with business objectives and organizational performance, and provide competitive compensation;

•	approve compensation for the Chief Executive Officer, including relevant performance goals and objectives, review and approve compensation for other named executive officers, and oversee their evaluations;

•	make recommendations to our board of directors with respect to the adoption of equity-based compensation plans and incentive compensation plans;

•	review the outside directors’ compensation program for competitiveness and plan design, and recommend changes to our board of directors, as appropriate;

•	oversee the management succession process for our Chief Executive Officer and selected senior executives;

•	oversee general compensation plans and initiatives; and

•	consult with senior management on major policies affecting employee relations and benefits.

Guidelines for Share Ownership and Holding Periods for Equity Awards

Our Chief Executive Officer is also currently our largest stockholder. Even though we have not had formal stock ownership requirements for our named executive officers, our Chief Executive Officer’s ownership position assists in ensuring that management decisions are aligned with stockholder interests. On November 28, 2008, pursuant to the terms of his employment agreement, our Chief Executive Officer was granted a stockholder-approved stock award for 1,666,667 fully vested shares. His employment agreement provides that he may not dispose of any of the shares received under that award until at least 12 months after the award was granted, and that he may dispose of no more than 50 percent of those shares until at least 24 months after the award was granted. If, before these holding periods expire, our Chief Executive Officer retires, dies or becomes totally and permanently disabled or there is a change of control of Unilife, the holding periods will terminate. Similarly, for the stock option and restricted stock awards that our Chief Executive Officer received in fiscal 2010, he may not dispose of the shares received under those awards before the first anniversary on which the awards became vested with respect to such shares.

Our compensation committee anticipates adopting stock ownership guidelines to require our named executive officers and directors to accumulate and hold a minimum number of shares of our common stock in order to ensure that their interests are aligned with stockholder interests. Decisions about the number of shares and time to accumulate will be made after consideration of best practices in the United States and the advice of our compensation consultant.

Potential Impact on Compensation from Executive Misconduct

Under our incentive plans, our board of directors has the authority to revoke equity grants of employees who commit misconduct. These provisions are designed to deter and prevent detrimental behavior and permit us to prevent such employees from exercising stock options or retaining restricted stock, which would lapse if that employee has engaged in certain misconduct.

Our compensation committee will evaluate various “claw-back” alternatives and consider the advisability of adopting such policies as will protect our investors from financial misconduct and satisfy the requirements of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

Tax Matters

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, places a limit of $1,000,000 on the amount of compensation that certain publicly held corporations may deduct for U.S. federal tax purposes in any one year with respect to certain named executive officers.

To the extent that Section 162(m) of the Code applies to Unilife’s compensation program for its named executive officers, our compensation committee follows a general practice of considering the adverse effect of Section 162(m) of the Code on the deductibility of compensation when designing annual and long-term compensation programs and approving payouts under these programs. While the tax treatment of compensation is important, the primary factor influencing program design is the support of business objectives. Consequently, our compensation committee reserves the right to design and administer compensation programs in a manner that does not satisfy the requirements of Section 162(m) of the Code and to approve the payment of nondeductible compensation, if the compensation committee believes doing so is in Unilife’s best interest.

Accounting Matters

We record compensation expenses from our stock-based incentive compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo pricing models. The fair value of restricted stock is measured on the date of grant using the closing price of the Company’s common stock on that date.

Compensation Committee Interlocks and Insider Participation

In November 2009, Unilife established a compensation committee, which is currently composed of three independent directors; namely, Slavko James Joseph Bosnjak, John Lund and William Galle. None of the members of the compensation committee has ever been an executive officer or employee of Unilife or any of its subsidiaries, or has any relationship with Unilife or its executives, other than their directorship and equity interests in Unilife as disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis appearing above with management. Based on such review and discussions, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K and the proxy statement on Schedule 14A for the Company’s 2010 annual meeting of stockholders.

THE COMPENSATION COMMITTEE

Slavko James Joseph Bosnjak
John Lund
William Galle

Compensation of Named Executive Officers

Summary Compensation Table

The following table provides information regarding total compensation awarded to, earned by, or paid to our named executive officers:

								Non-Equity
								Incentive
				Stock		Option		Plan	All Other
		Salary	Bonus	Awards		Awards		Compensation	Compensation		Total
Name and Position	Year	($)	($)	($)		($)		($)(3)	($)		($)

Alan Shortall(4)	2010	428,019	—	7,742,240		2,652,120		200,000	64,805	(5)	$11,087,184
Chief Executive Officer	2009	321,991	144,540	1,541,025	(1)	1,408,400	(2)	166,908	142,035		3,724,899
R. Richard Wieland II(6)	2010	4,712	—	422,400		570,000		8,167	3,858		1,009,137
Chief Financial Officer
Daniel Calvert(7)	2010	160,612	—	—		—		24,000	80,530	(8)	265,142
Former Chief Financial Officer	2009	86,154	—	—		277,656	(2)	37,333	7,722		408,865
Eugene Shortall(9)	2010	223,437	—	1,214,000		—		112,269	168,435	(10)	1,718,141
Senior Vice President of Business Development	2009	185,760	—	—		—		41,941	8,225		235,926
Bernhard Opitz(11)	2010	210,000	—	—		—		63,000	185,785	(12)	458,785
Senior Vice President of Operations	2009	121,154	—	—		277,656	(2)	36,750	22,374		457,934
Mark V. Iampietro(13)	2010	185,000	—	303,500		—		46,250	30,459	(14)	565,209
Vice President of Quality and Regulatory Affairs

(1)	This restricted stock grant was issued with a fair value determined in Australian dollars. Amounts were converted using the exchange rate on the date of grant. The amount referenced is equal to the grant date fair value recognized under FASB ASC Topic 718. See Note 4 of our consolidated financial statements contained elsewhere in this report for information regarding assumptions used in determining grant date fair value.

(2)	These option awards were issued with exercise prices in Australian dollars. Amounts were converted using the exchange rate at June 30, 2009 of A$1.00 = US$0.8048. The amount referenced is equal to the grant date fair value of the stock options using the Black-Scholes and Barrier option-pricing models. See Note 4 of our consolidated financial statements contained elsewhere in this report for information regarding assumptions used in determining grant date fair value.

(3)	We provide more detailed information about non-equity incentive plan compensation in the footnotes to the Grants of Plan-Based Awards Table below. The amounts in this column reflect the annual cash incentive awards earned for services performed during fiscal year 2010.

(4)	Prior to his relocation from Australia to the United States in February 2009 and until April 2009, Mr. A. Shortall had been receiving his cash compensation in Australian dollars, which, for purposes of the 2009 amounts in this Summary Compensation Table, were converted into U.S. dollars using the average exchange rate during the applicable period.

(5)	Includes payments of $28,189 related to the purchase and maintenance of an automobile. Also includes $33,350 related to travel expenses of family members accompanying Mr. A. Shortall on business trips and $3,266 of other expenses.

(6)	Mr. Wieland has been serving as our Chief Financial Officer since June 8, 2010. The amounts disclosed in the table above reflect amounts earned from June 8, 2010 to June 30, 2010.

(7)	Mr. Calvert served as our Chief Financial Officer from December 2, 2008 to June 8, 2010. The amounts disclosed in the table above reflect amounts earned from December 2, 2008 to June 8, 2010.

(8)	Includes $80,000 related to severance payments.

(9)	Mr. E. Shortall had been receiving his cash compensation primarily in Australian dollars, which, for purposes of the 2009 amounts in this summary compensation table, were converted into U.S. dollars using the average exchange rate during the applicable period.

(10)	Includes $157,359 in connection with relocation and $11,076 in connection with the purchase of an automobile.

(11)	Mr. Opitz has served as our Senior Vice President of Operations since December 2008. The 2009 amounts disclosed in the table above reflect amounts earned from December 2008 to June 2009.

(12)	Represents amounts related to relocation; $40,530 of the amount indicated is a reimbursement for taxes incurred by the named executive officer on the relocation payments.

(13)	Mr. Iampietro has served as our Vice President of Quality and Regulatory Affairs since October 2008. Only 2010 data is provided because Mr. Iampietro was not one of our named executive officers for fiscal 2009.

(14)	Represents amounts related to relocation.

Grants of Plan-Based Awards

The following table provides information regarding all plan-based awards made to our named executive officers during the fiscal year ended June 30, 2010:

Grants of Plan-Based Awards in Fiscal Year 2010*

			Estimated
			Future Payouts			All Option		Grant Date
			Under		All Other	Awards:	Exercise or	Fair Value
			Non-Equity		Stock Awards:	Number of	Base Price of	of Stock and
			Incentive Plan		Number of	Securities	Option	Option
	Award		Awards Target		Shares of	Underlying	Awards	Awards
Name	Type(1)	Grant Date	($)		Stock or Units	Options	($)	($)

Alan Shortall	RS	2/3/10	—		1,166,000	—	—	7,742,240
	OP	2/3/10	—		—	834,000	6.64	2,652,120
	AIC	—	200,000	(2)	—	—	—	—
R. Richard Wieland II	RS	6/8/10	—		80,000	—	—	422,400
	OP	6/8/10				240,000	5.28	570,000
	AIC	—	57,167	(3)	—		—	—
Daniel Calvert	AIC	—	64,000	(4)	—	—	—	—
Eugene Shortall	RS	3/26/10			200,000	—	—	1,214,000
	AIC	—	120,000	(5)	—	—	—	—
Bernhard Opitz	AIC	—	63,000	(6)	—	—	—	—
Mark V. Iampietro	RS	3/26/10	—		50,000	—	—	303,500
	AIC	—	46,250	(7)	—	—	—	—

*	Includes only those columns relating to grants awarded to the named executive officers in fiscal 2010. All other columns have been omitted.

(1)	Award Type: OP = stock option RS = restricted stock award AIC = annual incentive cash award

(2)	Pursuant to Mr. A. Shortall’s employment agreement, he is eligible to receive, subject to satisfaction of specified KPIs, an incentive compensation payment of up to $200,000 per calendar year for his services. The incentive compensation payment for services performed in calendar year 2010 is payable during the first quarter of calendar year 2011.

(3)	Mr. Wieland has served as our Chief Financial Officer since June 8, 2010. Pursuant to Mr. Wieland’s employment agreement, he is eligible to receive, subject to satisfaction of specified KPIs, an incentive compensation payment of up to 40% of his base salary per calendar year for his services. The incentive compensation payment for services performed in calendar year 2010 is payable during the first quarter of calendar year 2011.

(4)	Mr. Calvert served as our Chief Financial Officer through June 8, 2010. Pursuant to Mr. Calvert’s employment agreement, he was eligible to receive, subject to satisfaction of specified KPIs, an incentive compensation payment of up to 40% of his base salary per calendar year for his services. Mr. Calvert will not receive an incentive compensation payment for calendar year 2010 as he is no longer employed by Unilife.

(5)	Pursuant to Mr. E. Shortall’s employment agreement, he is eligible to receive, subject to satisfaction of specified KPIs, an incentive compensation payment of up to 50% of his base salary per calendar year for his services. The incentive compensation payment for services performed in calendar year 2010 is payable during the first quarter of calendar year 2011.

(6)	Pursuant to Mr. Opitz’s employment agreement, he is eligible to receive, subject to satisfaction of specified KPIs, an incentive compensation payment of up to 30% of his base salary per calendar year for his services. The incentive compensation payment for services performed in calendar year 2010 is payable during the first quarter of calendar year 2011.

(7)	Pursuant to Mr. Iampietro’s employment agreement, he is eligible to receive, subject to satisfaction of specified KPIs, an incentive compensation payment of up to 25% of his base salary per calendar year for his services. The incentive compensation payment for services performed in calendar year 2010 is payable during the first quarter of calendar year 2011.

Outstanding Equity Awards Table*

The following table provides information regarding all outstanding equity awards for our named executive officers as of June 30, 2010:

	Option Awards						Stock Awards
	Number of	Number of							Market Value
	Securities	Securities					Number of		of Shares or
	Underlying	Underlying					Shares or		Units of
	Unexercised	Unexercised		Option			Units of Stock		Stock That
	Options	Options		Exercise		Option	That Have		Have Not
Name	(# Exercisable)	(# Unexercisable)		Price ($)		Expiration Date	Not Vested		Vested(1)

Alan Shortall	—	834,000	(2)	6.64		02/03/15	—		—
	833,333	416,667	(3)	1.70	(4)	09/30/13	—		—
		—		—			1,166,000	(5)	6,786,120

R. Richard Wieland II	—	240,000	(6)	5.28		06/08/15	—		—
		—		—		—	80,000	(7)	465,600

Daniel Calvert	156,367	83,333		1.70	(4)	06/30/12	—		—

Eugene Shortall	—	—		—		—	—		—
	—	—		—		—	200,000	(8)	1,164,000

Bernhard Opitz	166,667	83,333	(9)	1.70	(4)	06/30/12	—		—

Mark V. Iampietro	66,667	33,333	(10)	1.70	(4)	06/30/12	—		—
	—	—		—		—	50,000	(11)	291,000

*	Includes only those columns which are applicable.

(1)	The market value of all stock awards is based upon the closing price of our common stock of $5.82 at June 30, 2010.

(2)	The options will vest as follows: 250,000 options will vest upon our share price reaching $9.45 or more for a minimum of 20 out of any 30 consecutive trading days, 250,000 options will vest upon our share price reaching $12.15 or more for a minimum of 20 out of any 30 consecutive trading days and 334,000 options will vest upon our share price reaching $17.82 or more for a minimum of 20 out of any 30 consecutive trading days. The options will also vest upon a change in control of Unilife or upon Mr. A. Shortall’s death or termination of employment due to total disability.

(3)	The options will vest on May 28, 2011.

(4)	Option awards were issued with an exercise price in Australian dollars. Amounts were converted using the exchange rate at June 30, 2010 of A$1.00 = US$0.8567.

(5)	Mr. A. Shortall’s shares of restricted stock are subject to vesting based on the achievement of the following performance milestones: 233,200 restricted shares will vest upon the signing of supply agreements with sanofi-aventis for 100 million or more Unifill syringes. 233,200 restricted shares will vest upon the signing of the first new agreement for the Unifill syringe with a pharmaceutical company other than sanofi-aventis or its affiliates. 233,200 restricted shares will vest upon the signing of an agreement with any pharmaceutical company, including sanofi-aventis, for a new product (other than the Unifill syringe). 233,200 restricted shares will vest upon the installation of the first Unifill syringe production line into a clean room in our new facility, including the successful operational qualification of the line. 233,200 restricted shares will vest upon the first shipment of production quality sterile Unifill syringes to sanofi-aventis from a commercial production line. The shares of restricted stock will also vest upon a change in control of Unilife or upon Mr. A. Shortall’s death or termination of employment due to total disability.

(6)	The options will vest as follows provided that Mr. Wieland remains employed with us through the relevant vesting date: 60,000 options will vest upon our market capitalization reaching $500 million or more for 20 consecutive trading days; 60,000 options will vest upon our market capitalization reaching $750 million or more for 20 consecutive trading days; 60,000 options will vest upon our market capitalization reaching $1,250 million or more for 20 consecutive trading days; and 60,000 options will vest upon our market capitalization reaching $1,500 million or more for 20 consecutive trading days. The options will also vest upon a change in control of Unilife, upon Mr. Wieland’s resignation within 180 days after Alan Shortall ceases to be our Chief Executive Officer for any reason, or upon Mr. Wieland’s death or termination of employment due to total disability.

(7)	The shares of restricted stock will vest as follows provided that Mr. Wieland remains employed with us through the relevant vesting date: 20,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the first anniversary of the date of grant, 20,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the second anniversary of the date of grant, and 40,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the third anniversary of the date of grant. The shares of restricted stock will also vest upon a change in control of Unilife, upon Mr. Wieland’s resignation within 180 days after Alan Shortall ceases to be our Chief Executive Officer for any reason, or upon Mr. Wieland’s death or termination of employment due to total disability.

(8)	The shares of restricted stock will vest as follows provided that Mr. E. Shortall remains employed with us through the relevant vesting date: 50,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the first anniversary of the date of grant, 50,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the second anniversary of the date of grant, and 100,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the third anniversary of the date of grant. The shares of restricted stock will also vest upon a change in control of Unilife, or upon Mr. E. Shortall’s death or termination of employment due to total disability.

(9)	The options will vest on December 2, 2010 provided that Mr. Opitz remains employed with us through that date. The options will also vest upon a change in control of Unilife or upon Mr. Opitz’ death or termination of employment due to total disability.

(10)	The options will vest on October 17, 2010 provided that Mr. Iampietro remains employed with us through that date. The options will also vest upon a change in control of Unilife or upon Mr. Iampietro’s death or termination of employment due to total disability.

(11)	The shares of restricted stock will vest as follows provided that Mr. Iampietro remains employed with us through the relevant vesting date: 12,500 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the first anniversary of the date of grant, 12,500 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the second anniversary of the date of grant, and 25,000 shares will vest on the third trading day after the Company’s release of earnings for the fiscal quarter which includes the third anniversary of the date of grant. The shares of restricted stock will also vest upon a change in control of Unilife, or upon Mr. Iampietro’s death or termination of employment due to total disability.

Option Exercises and Stock Vested

The following table contains information relating to the exercise of stock options and vesting of restricted stock during fiscal year 2010.

Option Exercises and Stock Vested in Fiscal Year 2010

Option Awards
Value
	Number of	Realized on
	Shares Acquired	Exercise(1)
Name	on Exercise	($)

Alan Shortall	—	—
R. Richard Wieland II	—	—
Daniel Calvert	10,300	8,688
Eugene Shortall	—	—
Bernhard Opitz	—	—
Mark. V. Iampietro	—	—

(1)	Represents the difference between the exercise price of the stock options and the fair market value of Unilife common stock at exercise. Amount was converted using the exchange rate on the date of exercise.

(2)	No stock awards vested during the fiscal year ended June 30, 2010 for any of our named executive officers.

Potential Payments Upon Termination or Changes in Control

We have entered into employment agreements with our named executive officers which provide for certain payments and benefits upon the named executive officer’s termination of employment with us under certain circumstances. In addition, stock-based awards granted to our named executive officers contain provisions for the acceleration of vesting under certain circumstances.

The table below reflects the compensation and benefits, if any, due to each of the named executive officers upon a voluntary termination; a termination for cause; an involuntary termination other than for cause or resignation for good reason, both before and after a change of control; the occurrence of a change of control; or a termination due to death, disability or retirement. The amounts shown assume that each termination of employment or the change of control, as applicable, was effective as of June 30, 2010, and the fair market value of a share of our common stock as of June 30, 2010 was $5.82, which was the closing price of our shares on that date. The amounts shown in the table are estimates of the amounts which would be payable upon termination of employment or change of control as applicable. The actual amounts to be paid can only be determined at the time of the actual termination of employment or change of control, as applicable.

The value of the accelerated vesting of options was calculated by multiplying the number of unvested shares subject to each option by the excess, if any, between $5.82, the closing price of a share of our common stock on June 30, 2010, over the per share exercise price of the option. The value of the accelerated vesting of restricted stock was calculated by multiplying the aggregate number of unvested shares of restricted stock by $5.82, the closing price of a share of our common stock on June 30, 2010. More details concerning these values are set forth in the footnotes below.

		Voluntary		Termination				Termination
		Resignation		Without Cause				Without Cause
		or		Prior to				After
		Termination		Change in		Change in		Change in		Death or
Name	Benefit	for Cause		Control(1)		Control(2)		Control		Disability(2)

Alan Shortall	Cash severance	—		$315,000	(3)	—		$315,000	(3)	—
	Options	—		$1,716,668	(4)	$1,716,668	(4)	$(4)		$1,716,668	(4)
	Restricted Stock	—		$6,786,120	(5)	$6,786,120	(5)	$(5)		$6,786,120	(5)
	Health Benefits	—		—		—		—		—
	Relocation	$100,000	(6)	$100,000	(6)	$100,000	(6)	$100,000	(6)	$100,000	(6)

	Total value	$100,000		$8,917,788		$8,602,788		$415,000		$8,602,788

Daniel Calvert(7)	Cash severance	—		—		—		—		—
	Options	—		—		—		—		—
	Restricted Stock	—		—		—		—		—
	Health Benefits	—		—		—		—		—
	Relocation	—		—		—		—		—

	Total value	—		—		—		—		—

Eugene Shortall	Cash severance	—		$120,000	(8)	—		$401,941	(11)	—
	Options	—		—		—		—		—
	Restricted Stock	—		—		1,164,000	(12)	—		1,164,000	(12)
	Health Benefits	—		$3,115	(9)	—		$9,345	(13)	—
	Relocation	$110,000	(10)	$110,000	(10)	$110,000	(10)	$110,000	(10)	$110,000	(10)

	Total value	$110,000		$233,115		$1,274,000		$521,286		$1,274,000

Bernhard Opitz	Cash severance	—		$157,500	(14)	—		$378,000	(16)	—
	Options	—		—		$343,332	(17)			$343,332	(17)
	Restricted Stock	—		—		—		—		—
	Health Benefits	—		$4,672	(15)	—		$9,345	(18)	—
	Relocation	—		—		—		—		—

	Total value	—		$162,172		$343,332		$387,345		$343,332

Mark V. Iampietro	Cash severance	—		$92,500	(19)	—		$333,000	(23)	—
	Options	—		—		$137,332	(21)			$137,332	(21)
	Restricted Stock	—		—		$291,000	(22)			$291,000	(22)
	Health Benefits	—		$3,115	(20)	—		$9,345	(24)	—
	Relocation	—		—		—		—		—

	Total value	—		$95,615		$428,332		$342,345		$428,332

R. Richard Wieland II(25)	Cash severance	—		$245,000	(26)	—		$367,500	(30)	—
	Options	—		$129,600	(27)	$129,600	(27)			$129,600	(27)
	Restricted Stock	—		$465,600	(28)	$465,600	(28)			$465,600	(28)
	Health Benefits	—		$3,115	(29)	—		$9,345	(29)	—
	Relocation	—		—		—		—		—

	Total value	—		$843,315		$595,200		$376,845		$595,200

(1)	Except with respect to Mr. Alan Shortall, Termination Without Cause includes termination due to our decision not to renew a named executive officer’s employment agreement if the named executive officer was willing and able to continue performing services under the terms of the employment agreement.

(2)	Upon a change of control or in the case of termination of employment due to death or total disability, all outstanding options and shares of restricted stock vest.

(3)	The cash severance payment to Mr. A. Shortall is calculated based on an amount equal to nine months of his total salary compensation for the fiscal year in which employment is terminated.

(4)	This amount represents the accelerated vesting of 416,667 options based on the excess, if any,,between $5.82, the closing price of our shares on June 30, 2010, and the option exercise price of $1.70. The option exercise price was converted from Australian dollars to US dollars using the exchange rate at June 30, 2010 of A$1.00 = US$0.8567.

(5)	This amount represents the value of the accelerated vesting of 1,166,000 shares of restricted stock based on a value per share as of June 30, 2010 of $5.82, the closing price of our shares on June 30, 2010.

(6)	Upon the end of Mr. A. Shortall’s employment with us in the United States we have the obligation to pay for the relocation of Mr. A. Shortall and his family from the United States to Australia, including moving his personal and household effects. The amount above represents the estimated expenses associated with such relocation as of June 30, 2010.

(7)	Mr. Calvert resigned from his position as Chief Financial Officer effective June 8, 2010. In return for a general release of claims, we agreed to provide Mr. Calvert with receive severance benefits consisting of $80,000, which is an amount equal to six months of his annual salary, paid in installments, and payments of $6,623 for the cost of his COBRA health care continuation coverage for six months.

(8)	This amount represents an amount equal to six months of Mr. E. Shortall’s total salary compensation for the fiscal year in which employment is terminated.

(9)	This amount represents the cost of six months of Mr. E. Shortall’s COBRA health care continuation coverage.

(10)	Upon the end of Mr. E. Shortall’s employment with us in the United States we have the obligation to pay for the relocation of Mr. E. Shortall and his family from the United States to Kuwait, including moving his personal and household effects. The amount above represents the estimated expenses associated with such relocation as of June 30, 2010.

(11)	This amount represents an amount equal to eighteen months of Mr. E. Shortall’s total salary compensation for the fiscal year in which employment is terminated ($360,000) plus the amount of the bonus paid to Mr. E. Shortall in our fiscal year ended June 30, 2009 ($41,941).

(12)	This amount represents the value of the accelerated vesting of 200,000 shares of restricted stock based on a value per share as of June 30, 2010 of $5.82, the closing price of our shares on June 30, 2010.

(13)	This amount represents the cost of 18 months of Mr. E. Shortall’s COBRA health care continuation coverage.

(14)	This amount represents an amount equal to nine months of Mr. Opitz’s total salary compensation for the fiscal year in which employment is terminated.

(15)	This amount represents the cost of nine months of Mr. Opitz’s COBRA health care continuation coverage.

(16)	This amount represents an amount equal to eighteen months of Mr. Opitz’s total salary compensation for the fiscal year in which employment is terminated ($315,000) plus the amount of the bonus paid to Mr. Opitz in our fiscal year ended June 30, 2009 ($63,000).

(17)	This amount represents the value of the accelerated vesting of 83,333 options based on the excess, if any, between $5.82, the closing price of our shares on June 30, 2010, and the option exercise price of $1.70. The option exercise price was converted from Australian dollars to US dollars using the exchange rate at June 30, 2010 of A$1.00 = US$0.8567.

(18)	This amount represents the cost of 18 months of Mr. Opitz’s COBRA health care continuation coverage.

(19)	This amount represents an amount equal to six months of Mr. Iampietro’s total salary compensation for the fiscal year in which employment is terminated.

(20)	This amount represents the cost of six months of Mr. Iampietro’s COBRA health care continuation coverage.

(21)	This amount represents the accelerated vesting of 33,333 options based on the excess, if any, between $5.82, the closing price of our shares on June 30, 2010, and the option exercise price of $1.70. The option exercise price was converted from Australian dollars to US dollars using the exchange rate at June 30, 2010 of A$1.00 = US$0.8567.

(22)	This amount represents the value of the accelerated vesting of 50,000 shares of restricted stock based on a value per share as of June 30, 2010 of $5.82, the closing price of our shares on June 30, 2010.

(23)	This amount represents an amount equal to 18 months of Mr. Iampietro’s total salary compensation for the financial year in which employment is terminated ($277,500) plus the amount of the bonus paid to Mr. Iampietro in our fiscal year ended June 30, 2009 ($55,500).

(24)	This amount represents the cost of 18 months of Mr. Iampietro’s COBRA health care continuation coverage.

(25)	If Mr. Wieland resigns his employment with us within 180 days after Alan Shortall ceases to be our chief executive officer for any reason, Mr. Wieland is entitled to receive the payments set forth under “Termination Without Cause After a Change in Control.”

(26)	This amount represents an amount equal to 12 months of Mr. Wieland’s total salary compensation for the fiscal year in which employment is terminated.

(27)	This amount represents the accelerated vesting of 240,000 options based on the excess, if any between $5.82, the closing price of our shares on June 30, 2010, and the option exercise price of $5.28.

(28)	This amount represents the value of the accelerated vesting of 80,000 shares of restricted stock based on a value per share as of June 30, 2010 of $5.82, the closing price of our shares on June 30, 2010.

(29)	This amount represents the cost of 18 months of Mr. Wieland’s COBRA health care continuation coverage.

(30)	This amount represents an amount equal to eighteen months of Mr. Wieland’s total salary compensation for the financial year in which employment is terminated ($367,500) plus the amount of the bonus paid to Mr. Wieland’s in our fiscal year ended June 30, 2009 ($0).

DIRECTOR COMPENSATION

The following table provides information regarding the total compensation that Unilife paid or awarded to its non-employee directors during the year ended June 30, 2010. Directors of Unilife who are also employees do not receive compensation for their services as directors.

Director Compensation
					Nonqualified
	Fees Earned				Deferred
	or Paid		Stock	Option	Compensation	All Other
Name	in Cash		Awards	Awards	Earnings	Compensation		Total
	($)		($)	($) (1)	($)(2)	($)		($)

Slavko James Joseph Bosnjak	105,863	(3)	—	—	9,528	—		115,391
William Galle	45,750		—	240,961	—	307		287,018
Jeff Carter	47,638	(4)	—	240,961	4,287	405,515	(5)	698,401
John Lund(6)	47,542		—	240,961	—	6,487		294,990
Mary Katherine Wold(7)	9,333		—	—	—	—		9,333

(1)	All option awards were issued with an exercise price in Australian dollars. Amounts were converted using the exchange rate on the date of grant of A$1.00 = US$0.9197. The amount referenced is calculated using the grant date fair value of the stock options using the Black-Scholes option-pricing model. See Note 4 of our consolidated financial statements contained elsewhere in this report.

(2)	Statutory contributions of 9% of fees to a superannuation fund (i.e., pension) for Australian directors only.

(3)	Mr. Bosnjak’s fees represent A$120,000 paid in Australian dollars. Amounts were converted using the average exchange rate during the applicable period.

(4)	Mr. Carter’s fees represent A$54,000 paid in Australian dollars. Amounts were converted using the average exchange rate during the applicable period. This amount represents fees earned solely for serving as a director.

(5)	Mr. Carter’s other compensation includes amounts paid for accounting, company secretarial, ASX liaison and other consulting services provided to the Company as well as bonuses. During the previous fiscal year, Mr. Carter achieved a bonus milestone of $66,164 which was paid in the current fiscal year and included in this amount. An additional bonus milestone of $63,517 was paid in the current fiscal year in relation to the successful capitalization and redomiciliation of the Company. Mr. Carter has direct responsibility for the management of the Australian representative office and compliance with Australian listing rules. These fees were paid in Australian dollars and were converted using the average exchange rate during the applicable period.

(6)	Mr. Lund was appointed to the board of directors in November 2009.

(7)	Ms. Wold was appointed to the board of directors in May 2010.

During fiscal 2010, we paid each of our four non-employee directors different amounts of cash compensation. The levels of cash compensation were based on what our board believed was appropriate for a company of our size, with recognition given to the amount of time a particular director was required to spend on Company matters and the director’s length of board service. We paid Mr. Bosjnak an annual cash fee for all of his services as a director, including his service as chairman of the board. We did not compensate him separately for attendance at meetings or for service on board committees. Mr. Bosjnak received the highest level of cash compensation in recognition of his long standing board service and the significant amount of time he spent on the Company’s affairs.

Mr. Galle was also paid an annual fee with no separate meeting or committee fees. His level of compensation was determined by negotiation between our Chief Executive Officer and Mr. Galle at the time he joined the board.

Mr. Lund and Ms. Wold were also paid annual cash fees with no separate meeting fees. Ms. Wold joined our board of directors on May 11, 2010. Ms. Wold will receive an annual cash fee of $25,000 for her service on the board of directors, an annual cash fee of $7,500 for her service on the audit committee, an annual cash fee of $17,500 for chairing the newly formed strategic partnerships committee of the board of directors (which consists of Ms. Wold, Alan Shortall and John Lund and is responsible for overseeing the establishment and maintenance of the strategic partnership relationships between Unilife and its strategic partners), and a cash fee of $1,500 for attending each board or board committee meeting (up to an annual maximum of $6,000).

In addition, on May 11, 2010, the board of directors approved, subject to approval by the stockholders of Unilife as required by the listing rules of the Australian Securities Exchange, a grant of options for Ms. Wold to purchase 100,000 shares of common stock of Unilife under the Unilife Corporation 2009 Stock Incentive Plan. The options, if approved by the stockholders of Unilife, will be exercisable at $6.83 per share (the closing price of the common stock of Unilife on May 11, 2010, the date of grant) for a period of five years from the date of grant, and will vest as follows: 16,667 options vest immediately upon issue which will occur within three business days of the Company obtaining stockholder approval of the issue, 25,000 options vest on the 12 month anniversary from the date of grant, 25,000 options vest on the 24 month anniversary from the date of grant and 33,333 options vest on the 36 month anniversary from the date of grant.

In January 2010, Unilife issued stock options to three members of the board of directors: Jeff Carter, John Lund and William Galle. Each of these board members received 100,000 options exercisable at A$7.20 per share for a period of five years from the date of grant. The options will vest as follows: 16,667 options vested on the date of grant, 25,000 options will vest on the 12 month anniversary from the date of grant, 25,000 options will vest on the 24 month anniversary from the date of grant and 33,333 options will vest on the 36 month anniversary from the date of grant. The issuance of these options was approved by Unilife stockholders on January 8, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of our common stock by (i) each person, or group of affiliated persons who is known by us to beneficially own 5% or more of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all current directors and executive officers as a group. All of this information gives effect to the redomiciliation and the share consolidation effected in connection therewith.

Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. The beneficial ownership percentages set forth below are based on 55,230,454 shares of common stock outstanding as of September 15, 2010. All shares of common stock owned by such person, including shares of common stock underlying stock options that are currently exercisable or exercisable within 60 days after September 15, 2010 (all of which we refer to as being currently exercisable) are deemed to be outstanding and beneficially owned by that person for the purpose of computing the ownership percentage of that person, but are not considered outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, to our knowledge, each person listed in the table below has sole voting and investment power with respect to the shares shown to be beneficially owned by such person, except to the extent that applicable law gives spouses shared authority.

	Number of Shares		Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned

Directors and Named Executive Officers(1)
Slavko James Joseph Bosnjak	595,784	(2)	1.1%
Alan Shortall	4,574,963	(3)	8.2%
John Lund	36,667	(4)	*
William Galle	108,333	(5)	*
Jeff Carter	133,378	(6)	*
Mary Katherine Wold	—	(7)	*
Marc S. Firestone	—	(7)	*
R. Richard Wieland II	80,000	(8)	*
Daniel Calvert	101,082		*
Eugene Shortall	200,000		*
Bernhard Opitz	167,332	(9)	*
Mark V. Iampietro	150,665	(10)	*
All directors and executive officers as a group (14 persons)	6,373,930		11.4%

*	Indicates less than 1%

(1)	The address of each director and executive officer listed above is c/o Unilife Corporation, 633 Lowther Road, Lewisberry, Pennsylvania 17339.

(2)	Includes options to purchase 108,333 shares of common stock which are currently exercisable. Does not include options to purchase 58,333 shares of common stock which are not currently exercisable.

(3)	Includes (i) 833,333 shares of common stock subject to certain transfer restrictions set forth in Mr. A. Shortall’s employment agreement dated October 26, 2008 and (ii) options to purchase 833,333 shares of common stock which are currently exercisable. Does not include options to purchase 1,250,667 shares of common stock which are not currently exercisable.

(4)	Includes options to purchase 16,667 shares of common stock which are currently exercisable. Does not include options to purchase 83,333 shares of common stock which are not currently exercisable.

(5)	Represents options to purchase 108,333 shares of common stock which are currently exercisable. Does not include options to purchase 83,333 shares of common stock which are not currently exercisable.

(6)	Includes options to purchase 16,667 shares of common stock which are currently exercisable. Does not include options to purchase 83,333 shares of common stock which are not currently exercisable.

(7)	Does not include options to purchase 100,000 shares of common stock, the issuance of which is subject to shareholder approval pursuant to the ASX listing rules.

(8)	Does not include options to purchase 240,000 shares of common stock which are not currently exercisable.

(9)	Includes options to purchase 166,667 shares of common stock which are currently exercisable. Does not include options to purchase 83,333 shares of common stock which are not currently exercisable.

(10)	Includes options to purchase 100,000 shares of common stock which are currently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

During the last three fiscal years, we have been a party to the following transaction in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our capital stock, or their immediate family members, had a material interest.

On January 22, 2009, we entered into a consulting agreement with Jeff Carter, a member of our board of directors and former Chief Financial Officer. Under the terms of the agreement, Mr. Carter will perform finance, accounting and secretarial consulting services in Australia. The agreement had an initial term of seven months that expired on September 30, 2009 and was extended for a six month term expiring on March 31, 2010. The Company currently pays Mr. Carter on a month to month basis for these services. Under the agreement, we will pay Mr. Carter a fee for the consulting services of A$20,000 per month.

On October 26, 2008, we entered into a Deed of Settlement and Release with Alan Shortall, our director and Chief Executive Officer, and certain other individuals (collectively, the “Founding Shareholders”), pursuant to which, as a final settlement of our obligations under the agreement for our acquisition of Unitract, we agreed to issue 1,666,667 shares of common stock to the Founding Shareholders if we reported net income of at least A$6.5 million during any fiscal year prior to October 31, 2014 and to issue an additional 1,666,667 shares of common stock if we reported net income of at least A$12 million during any fiscal year prior to October 31, 2014. Pursuant to a subsequent notification from the Founding Shareholders to us dated as of October 27, 2009, three of the four Founding Shareholders (Alan Shortall, Joseph Kaal and Craig Thorley) each relinquished, for no consideration, all of the shares he would have received pursuant to the Deed of Settlement and Release and directed us to issue all his founder shares to the fourth Founding Shareholder, Roger Williamson, in recognition of the fact that Mr. Williamson provided seed capital in connection with the founding of the company. During the year ended June 30, 2009, we met both of the net income requirements and therefore, in November 2009, we issued 3,333,333 shares of common stock to Mr. Williamson, which were in full satisfaction of our obligation to all of the Founding Shareholders.

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our Chief Executive Officer and Chief Financial Officer are primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions. Our audit committee reviews and approves or ratifies any related party transaction pursuant to the authority given under the charter of the audit committee.

Director Independence

Our board of directors currently consists of seven members: Slavko James Joseph Bosnjak, Alan Shortall, John Lund, William Galle, Jeff Carter, Mary Katherine Wold and Marc S. Firestone. Our board of directors has an audit committee, a compensation committee, a nominating and corporate governance committee and a strategic partnerships committee. The audit committee consists of Slavko James Joseph Bosnjak, John Lund and Mary Katherine Wold. The compensation committee consists of Slavko James Joseph Bosnjak, John Lund and William Galle. The nominating and governance committee consists of Slavko James Joseph Bosnjak, John Lund, William Galle and Marc S. Firestone. The strategic partnerships committee consists of Alan Shortall, John Lund, Mary Katherine Wold and Marc S. Firestone. Our board of directors has determined that each of Slavko James Joseph Bosnjak, John Lund, William Galle, Mary Katherine Wold and Marc S. Firestone is ’independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq listing standards and that John Lund is an “audit committee financial expert” as defined under the SEC rules.

On July 20, 2010, Unilife standardized the fees for all independent board members as follows:

Board of Directors:
Annual retainer per director	$25,000
Fee per meeting for a full board meeting (limit 4 per year)	1,500
Incremental fee for out of town meeting	1,000
Audit Committee:
Annual retainer for chairperson	20,000
Annual retainer for other members	10,000
Fee per meeting (limit four per year)	500
Compensation Committee:
Annual retainer for chairperson	15,000
Annual retainer for other members	7,500
Fee per meeting (limit four per year)	250
Nominating and Governance Committee:
Annual retainer for chairperson	10,000
Annual retainer for other members	5,000
Fee per meeting	250
Strategic Partnership Committee:
Annual retainer for chairperson	17,500
Annual retainer for other members	7,500
Fee per meeting (limit four per year)	500

Item 14.	Principal Accountant Fees and Services

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the fees for services provided by KPMG LLP and BDO Kendalls Audit & Assurance (WA) Pty Ltd (“BDO”) during the years ended June 30, 2010 and 2009. The Company appointed KPMG LLP as its principal accountant in March 2010.

	2010	2009

Audit Fees(1)	$281,488	$118,758
Audit-Related Fees(2)	188,780	7,854
Tax Fees(3)	16,728	25,403
All Other Fees	—	—

Total Fees	$486,996	$152,015

(1)	Audit fees include amounts for professional services in connection with the annual audit of our consolidated financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q. For 2010 audit fees includes $95,488 paid to BDO.

(2)	Audit-related fees include amounts for professional services in connection with the review of our registration statements on Forms 10 and S-1. For 2010 audit-related fees include $181,780 paid to BDO.

(3)	Tax fees include amounts for professional services in connection with tax compliance, tax advice and tax planning paid to BDO.

Audit Committee’s Pre-Approval Policy

It is the audit committee’s policy to approve in advance the engagement of the independent auditor for all audit services and non-audit services. The audit committee may delegate authority to pre-approve audit or non-audit services to one or more of its members. Any pre-approval authorized by a member of the audit committee to whom authority has been delegated must specify clearly in writing the services and fees approved by such member. Any member to whom such authority is delegated shall report any pre-approval decisions made under such delegated authority to the audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents files as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this report

Exhibit			Included	Incorporated by Reference Herein
No.		Description of Exhibit	Herewith	Form	Exhibit	Filing Date

2.1		Amended and Restated Merger Implementation Agreement dated as of September 1, 2009 between Unilife Medical Solutions Limited and Unilife Corporation		10	2.1	February 11, 2010
2.2		Share Purchase Agreement among Unilife Medical Solutions Limited, Edward Paukovits, Jr., Keith Bocchicchio, and Daniel Adlon dated as of October 25, 2006 and amended as of September 26, 2007		10	2.2	January 6, 2010
3.1		Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009
3.2		Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010
4.1		Form of Common Stock Certificate		10	4.1	November 12, 2009
10.1		Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.1	November 12, 2009
10	.2*	First Amendment dated as of June 29, 2009 to Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.2	November 12, 2009
10	.3*	Industrialization Agreement dated as of June 30, 2009 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.3	February 6, 2010
10.4		Business Lease, dated as of August 17, 2005, between Integrated BioSciences, Inc. and AMC Delancey Heartland Partners, L.P.		10	10.4	November 12, 2009
10.5		Agreement dated as of September 15, 2003 between Integrated BioSciences, Inc. and B. Braun Medical, Inc. and amendments thereto		10	10.5	February 1, 2010
10.6		Promissory Note, dated as of December 30, 2005 between Integrated BioSciences, Inc. and Commerce Bank		10	10.6	November 12, 2009
10.7		Promissory Note, dated as of August 25, 2006 between Integrated BioSciences, Inc. and Commerce Bank		10	10.7	November 12, 2009

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.8	Employment Agreement, dated as of October 26, 2008 between Unilife Medical Solutions Limited and Alan Shortall		10	10.8	November 12, 2009
10.9	Employment Agreement, dated as of February 15, 2005 between Unilife Medical Solutions Limited and Jeff Carter		10	10.9	November 12, 2009
10.10	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Daniel Calvert		10	10.10	November 12, 2009
10.11	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Bernhard Opitz		10	10.11	November 12, 2009
10.12	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Mark Iampietro		10	10.12	November 12, 2009
10.13	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Stephen Allan		10	10.13	November 12, 2009
10.14	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Eugene Shortall		10	10.14	November 12, 2009
10.15	Consulting Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009
10.16	Deed of Mutual Release, dated January 12, 2009 between Unilife Medical Solutions Limited and Jeff Carter		10	10.16	November 12, 2009
10.17	Unilife Corporation Employee Stock Option Plan		10	10.17	November 12, 2009
10.18	Unilife Corporation 2009 Stock Incentive Plan		10	10.18	November 12, 2009
10.19	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009
10.20	Agreement dated November 12, 2009 between Unilife Medical Solutions, Inc. and Mikron Assembly Technology		10	10.20	February 10, 2010
10.21	Purchase and Mutual Indemnification Agreement dated November 16, 2009 between Unilife Cross Farm LLC and Greenspring Partners, LP		10	10.21	January 6, 2010
10.22	Offer of assistance dated October 16, 2009 from the Commonwealth of Pennsylvania to Unilife Medical Solutions and acceptance of the offer		10	10.22	January 6, 2010
10.23	Agreement Between Unilife Cross Farm LLC and L2 Architecture dated as of December 29, 2009, as amended		10	10.23	January 6, 2010
10.24	Agreement between Unilife Cross Farm LLC and HSC Builders & Construction Managers dated as of December 14, 2009, as amended		10	10.24	January 6, 2010
10.25	Development Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Keystone Redevelopment Group LLC		10	10.25	February 1, 2010

Exhibit			Included	Incorporated by Reference Herein
No.		Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.26		Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10	10.26	January 6, 2010
10.27		Form of Share Purchase Agreement between Unilife Medical Solutions Limited and each of the US investors in the October and November 2009 private placement		10	10.27	January 6, 2010
10.28		Form of Subscription Agreement between Unilife Medical Solutions Limited and each of the Australian investors in the October and November 2009 private placement		10	10.28	January 6, 2010
10.29		2009 Share Purchase Plan Terms and Conditions		10	10.29	January 6, 2010
10.30		Offer Letter dated November 12, 2008 from Unilife Medical Solutions Limited to Daniel Calvert		10	10.30	February 1, 2010
10.31		Offer Letter dated November 20, 2008 from the Coelyn Group, on behalf of Unilife Medical Solutions Limited to Bernhard Opitz		10	10.31	February 1, 2010
10.32		Consulting Agreement between Unilife Medical Solutions Limited and Medical Middle East Limited		10	10.32	February 1, 2010
10.33		Option Deed, dated January 21, 2010 between Unilife Medical Solutions Limited and Edward Fine		10	10.33	February 1, 2010
10.34		Deed of Settlement and Release dated October 26, 2008 among Unilife Medical Solutions Limited and Craig Thorley, Joseph Kaal, Alan Shortall and Roger Williamson and notification related thereto dated October 27, 2009		10	10.34	February 10, 2010
10.35		Deed of Confirmation of Intellectual Property Rights and Confidentiality among Unilife Medical Solutions Limited, Unitract Syringe Pty Limited, Craig Thorley and Joseph Kaal		10	10.35	February 10, 2010
10.36		Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan between Unilife Corporation and Alan Shortall		10	10.36	February 1, 2010
10.37		Form of Unilife Corporation Nonstatutory Stock Option Agreement between Unilife Corporation and Alan Shortall		10	10.37	February 1, 2010
10.38		Membership Interest Purchase Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Cross Farm, LLC.		10	10.38	February 1, 2010
10.39		Letter Agreement dated January 29, 2010 between sanofi-aventis and Unilife Medical Solutions.		10	10.39	February 1, 2010
10.40		Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan		10-Q	10.1	March 24, 2010
10.41		Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010
10	.42*	Letter Agreement dated February 25, 2010 between sanofi-aventis and Unilife Medical Solutions Limited		10-Q	10.1	May 17, 2010
10.43		Employment Agreement, dated as of June 8, 2010 between Unilife Corporation and R Richard Wieland		8-K	10.1	June 14, 2010

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.44	Separation Agreement and General Release, dated as of June 28, 2010 between Unilife Corporation and Daniel Calvert		8-K	10.1	July 2, 2010
10.45	Employment Agreement, dated as of July 6, 2010 between Unilife Corporation and J. Christopher Naftzger	X
10.46	Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers	X
10.47	Non-revolving Credit Agreement dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.	X
10.48	Non-revolving Promissory Note dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.	X
10.49	Surety dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.	X
10.50	Security and Control Agreement Regarding Reserve Account dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.	X
21	List of subsidiaries of Unilife Corporation		10	21	January 6, 2010
23.1	Consent of KPMG LLP	X
23.2	Consent of BDO Kendalls Audit & Assurance (WA) Pty Ltd	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILIFE CORPORATION

By:	/s/ Alan Shortall
Name:     Alan Shortall

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Shortall Alan Shortall	Director and Chief Executive Officer (Principal Executive Officer)	September 28, 2010

/s/ R. Richard Wieland II R. Richard Wieland	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	September 28, 2010

/s/ Dennis P. Pyers Dennis P. Pyers	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	September 28, 2010

/s/ John Lund John Lund	Director	September 28, 2010

/s/ William Galle William Galle	Director	September 28, 2010

/s/ Jeff Carter Jeff Carter	Director	September 28, 2010

/s/ Slavko James Joseph Bosnjak Slavko James Joseph Bosnjak	Chairman and Director	September 28, 2010

/s/ Mary Katherine Wold Mary Katherine Wold	Director	September 28, 2010

/s/ Marc S. Firestone Marc S. Firestone	Director	September 28, 2010