Form 10-Q
period 2010-09-30
Unilife Corp
filed 2010-11-15
CIK 1476170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Telephone: (717) 938-9323
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2010, 55,490,455 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30, 2010	June 30, 2010
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$8,990	$20,750
Restricted cash	7,000	—
Accounts receivable	2,168	1,556
Inventories	1,122	797
Prepaid expenses and other current assets	680	637

Total current assets	19,960	23,740
Property, plant and equipment, net	36,045	29,972
Goodwill	12,173	10,792
Intangible assets, net	43	40
Other assets	285	273

Total assets	$68,506	$64,817

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$4,193	$6,044
Accrued expenses	3,228	2,911
Note payable	6,900	—
Current portion of long-term debt	1,628	1,648
Deferred revenue	2,477	2,188

Total current liabilities	18,426	12,791
Long-term debt, less current portion	1,053	1,093
Deferred revenue	6,812	6,563

Total liabilities	26,291	20,447

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2010; none issued or outstanding as of September 30, 2010 and June 30, 2010	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2010; 55,480,455 and 54,761,848 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	555	548
Additional paid-in-capital	126,064	122,397
Accumulated deficit	(86,896)	(79,650)
Accumulated other comprehensive income	2,492	1,075

Total stockholders’ equity	42,215	44,370

Total liabilities and stockholders’ equity	$68,506	$64,817

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(in thousands, except per share data)
Revenues:
Industrialization fees	$1,350	$1,745
Licensing fees	577	683
Product sales and other	1,616	680

Total revenues	3,543	3,108
Cost of product sales	1,175	829

Gross profit	2,368	2,279

Operating expenses:
Research and development	1,005	399
Selling, general and administrative	8,012	3,742
Depreciation and amortization	787	291

Total operating expenses	9,804	4,432

Operating loss	(7,436)	(2,153)
Interest expense	32	47
Interest income	(122)	(5)
Other income	(100)	(131)

Net loss	$(7,246)	$(2,064)

Loss per share:
Basic loss per share	$(0.14)	$(0.06)

Diluted loss per share	$(0.14)	$(0.06)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(unaudited)

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands except share data)
Balance as of July 1, 2010	54,761,848	$548	$122,397	$(79,650)	$1,075	$44,370
Comprehensive loss:
Net loss	—	—	—	(7,246)	—	(7,246)
Foreign currency translation	—	—	—	—	1,417	1,417

Comprehensive loss						(5,829)
Issuance of options to purchase common stock	—	—	916	—	—	916
Issuance of restricted stock	90,000	1	1,633	—	—	1,634
Issuance of common stock upon exercise of stock options	628,607	6	1,118	—	—	1,124

Balance as of September 30, 2010	55,480,455	$555	$126,064	$(86,896)	$2,492	$42,215

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,246)	$(2,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	787	291
Share-based compensation expense	2,550	570
Changes in assets and liabilities:
Accounts receivable	(444)	5,161
Inventories	(325)	(516)
Prepaid expenses and other current assets	(38)	(85)
Other assets	16	201
Accounts payable	(1,039)	(553)
Accrued expenses	(158)	(203)
Deferred revenue	(577)	(683)

Net cash (used in) provided by operating activities	(6,474)	2,119
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,009)	(1,735)

Net cash used in investing activities	(7,009)	(1,735)
Cash flows from financing activities:
Proceeds from the issuance note payable	6,900	—
Proceeds from the exercise of options to purchase common stock	1,124	488
Principal payments on long-term debt and capital lease obligations	(101)	(142)
Increase in restricted cash	(7,000)	—

Net cash provided by financing activities	923	346
Foreign currency exchange on cash	800	(311)

Net (decrease) increase in cash and cash equivalents	(11,760)	419
Cash and cash equivalents at beginning of period	20,750	3,627

Cash and cash equivalents at end of period	$8,990	$4,046

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued liabilities	$361	$—

Purchases of property, plant and equipment pursuant to capital lease agreements	$41	$—

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2010 contained in its Annual Report on Form 10-K.
2. Liquidity
The Company incurred losses from operations during both the year ended June 30, 2010 and the three months ended September 30, 2010 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of retractable syringes. Management estimates that cash and cash equivalents of $9.0 million as of September 30, 2010 are sufficient to sustain planned operations through the second quarter of fiscal year 2011.
Additional funding will be needed by the Company to support its operations and capital expenditure requirements. Management has a range of short and long-term funding strategies available to it in this regard. In addition to the sale of its Unitract and Unifill syringe products to existing partners, the Company is also in discussions with additional pharmaceutical customers pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may pursue additional funding or revenue streams. The Company may seek to raise additional funds through the sale of additional equity or debt securities.
During October 2010, the Company secured $18.0 million of external financing from a financial institution for the construction of its new corporate headquarters and manufacturing facility. The Company used $6.9 million of the proceeds to repay amounts outstanding under its Credit Agreement with Univest National Bank and Trust Co. (“Univest”).
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
On September 1, 2009, Unilife Medical Solutions Limited, an Australian corporation (“UMSL”), entered into a Merger Implementation Agreement with Unilife Corporation, a newly formed Delaware subsidiary of UMSL, pursuant to which stockholders and option holders of UMSL would exchange their existing interests in UMSL for equivalent interests in Unilife Corporation and Unilife Corporation would become the parent or ultimate parent of UMSL and its subsidiaries. The redomiciliation transaction was approved by the Australian Federal Court and the shareholders and option holders of UMSL and was completed on January 27, 2010. In the redomiciliation each holder of UMSL ordinary shares or share options received one share of common stock or one stock option, of Unilife Corporation for every six UMSL ordinary shares or share options, respectively, held by such holder, unless a holder of UMSL ordinary shares elected to receive, in lieu of common stock, Chess Depository Interests, or CDIs of Unilife (each representing one-sixth of a share of Unilife common stock) in which case such holder received one CDI of Unilife for each ordinary share of UMSL. All share and per share data have been retroactively restated to reflect the one for six share recapitalization.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

	September 30, 2010	June 30, 2010
	(in thousands)
Raw materials	$939	$649
Work in process	125	148
Finished goods	58	—

Total inventories	$1,122	$797

Share-Based Compensation
The Company grants stock options, restricted stock and common stock as compensation to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo option pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 4 for additional information regarding share-based compensation.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer who accounted for 10% or more of the Company’s revenue, were $1.5 million and $0.7 million during the three months ended September 30, 2010 and 2009, respectively.
Reclassifications
Certain prior year amounts related to depreciation expense previously included in cost of product sales have been reclassified to conform to the current year presentation.
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
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available) or estimated selling price if neither of the first two are available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, ASU 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 on July 1, 2010 and its adoption did not have a material impact on its consolidated financial statements.
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
In March 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (Issue No. 08-9)” (“ASU 2010-17”). ASU 2010-17 provides guidance about the criteria that must be met to use the milestone method of revenue recognition. This ASU is effective for milestones achieved in fiscal years and interim periods within those years, beginning after June 15, 2010. The Company adopted ASU 2010-17 on July 1, 2010 and its adoption did not have a material impact on its consolidated financial statements.
4. Share-Based Compensation
The Company recognized share-based compensation expense related to stock options and grants of restricted stock to employees, directors and consultants of $2.6 million and $0.6 million during the three months ended September 30, 2010 and 2009, respectively.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2011, and on each January 1st thereafter, through January 1, 2019, the share reserve will automatically adjust so that it will equal 12.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.
In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of September 30, 2010 were valued at $3.61 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 0.9 years to 1.9 years. The options will be re-valued on a quarterly basis and marked to market until exercised.
During the three months ended September 30, 2010, the Company granted 314,000 options to purchase common stock to certain employees under the Stock Incentive Plan. The weighted average exercise price of the options was $5.76 per share. The majority of the options vest over a period of three years, with the exception of 60,000 options, which vest upon meeting certain performance targets, as defined in the agreement. The weighted average grant date fair value of the options was $2.78 per share.
The following is a summary of stock option activity during the three months ended September 30, 2010:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2010	10,414,343	$5.37
Granted	314,000	5.76
Exercised	(628,607)	1.90
Cancelled	(83,332)	1.92

Outstanding as of September 30, 2010	10,016,404	$5.63	2.8	$15,823

Exercisable as of September 30, 2010	6,733,401	$5.88	2.1	$12,126

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 was $2.5 million and $1.0 million, respectively. Of the 3,283,003 non-vested options, 1,000,000 are held by a consultant.
The Company used the following weighted average assumptions in calculating the fair value of options granted during the three months ended September 30, 2010 (the period subsequent to the Company’s redomiciliation), and the three months ended September 30, 2009 (the period prior to the Company’s redomiciliation):

	Three Months Ended September 30,
	2010	2009
Number of stock options granted	314,000	83,333
Expected dividend yield	0%	0%
Risk-free interest rate	1.47%	4.78%
Expected volatility	61%	80%
Expected life (in years)	4.3	3.0

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Subsequent to the Company’s redomiciliation, the fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions, which were valued using a Monte Carlo option pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Securities Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term unless a reasonable alternate term is estimated by management.
Prior to the Company’s redomiciliation, the fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions which were valued based on a Barrier option pricing model. The Company has not historically paid dividends to its shareholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of Australian bonds with a term equal to the expected term of the option. The expected volatility is based upon the historical share price of the Company’s common stock on the Australian Securities Exchange. The expected term of the stock options to purchase common stock is based upon the outstanding contractual term of the stock option on the date of grant.
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
During the three months ended September 30, 2010, the Company issued 90,000 shares of restricted stock to certain employees. The shares of restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years. The weighted average grant date fair value of the restricted shares was $5.68 per share.
As of September 30, 2010, all shares of restricted stock remain unvested.
5. Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consist of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Machinery and equipment	$11,452	$10,848
Furniture and fixtures	1,434	1,265
Construction in progress	24,853	18,560
Leasehold improvements	1,026	1,026
Land	2,036	2,036

	40,801	33,735
Less: accumulated depreciation and amortization	(4,756)	(3,763)

Property, plant and equipment, net	$36,045	$29,972

Construction in progress as of September 30, 2010 and June 30, 2010 consists primarily of amounts incurred in connection with the construction of the Company’s new manufacturing facility and related equipment.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill during the three months ended September 30, 2010 are as follows:

(in thousands)
Balance as of July 1, 2010	$10,792
Foreign currency translation	1,381

Balance as of September 30, 2010	$12,173

Intangible assets consist of patents acquired in a business acquisition of $80,000. Related accumulated amortization as of September 30, 2010 and June 30, 2010 was $42,000 and $40,000 respectively, and future amortization expense is scheduled to be $5,000 annually.
7. Long-Term Debt and Note Payable
Long-term debt consists of the following:

	September 30, 2010	June 30, 2010
	(in thousands)
Bank term loans	$2,317	$2,393
Commonwealth of Pennsylvania assisted loans	308	332
Other	56	16

	2,681	2,741
Less: current portion of long-term debt	1,628	1,648

Total long-term debt	$1,053	$1,093

Bank term loans consist of four term loans payable. The loans bear interest at a rate of prime (3.25% as of September 30, 2010) plus 1.50%. (4.75% as of September 30, 2010) per annum and mature on dates ranging from December 2010 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment and are subject to certain financial covenants which require the Company’s tangible assets to equal at least 10% of the stockholder’s equity determined in accordance with GAAP. Under the term loan agreements, the Company is not permitted to pay cash dividends without the prior written consent of the lender. Certain of these bank term loans also have a minimum debt service ratio financial covenant, with which the Company was not in compliance as of September 30, 2010. The $1.2 million long-term portion outstanding as of September 30, 2010 under these bank term loans is classified in the current portion of long-term debt. During November 2010, the Company received a waiver from its lender for its previous non-compliance with this covenant.
The Company has qualified for two Commonwealth of Pennsylvania assisted loans for the purchase of specific machinery and equipment. These loans bear interest at rates ranging from 2.75% to 3.25% per annum and mature on dates ranging from July 2011 through July 2013. The borrowings under these loans are collateralized by the related equipment.
In August, 2010, the Company entered into a Credit Agreement with Univest pursuant to which Univest agreed to provide the Company with a loan in an amount not to exceed $7.0 million. The Company is using the proceeds to provide short-term financing for the construction of its new manufacturing facility. Borrowings under the Credit Agreement bear interest, payable monthly, at a rate equal to the greater of the prime rate plus 0.5% or 3.75% and are collateralized by a $7.0 million cash deposit. The Credit Agreement expires on February 13, 2011. As of September 30, 2010, $6.9 million was outstanding under the Credit Agreement.
8. Loss Per Share
The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2010	2009
	(in thousands, except share and per share data)
Numerator
Net loss	$(7,246)	$(2,064)
Denominator
Weighted average number of shares used to compute basic loss per share	53,190,043	36,762,142
Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted loss per share	53,190,043	36,762,142

Basic loss per share	$(0.14)	$(0.06)

Diluted loss per share	$(0.14)	$(0.06)

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Due to the Company’s net loss position, unvested shares of restricted stock (participating securities) totaling 1,863,000 were excluded from the calculation of basic and diluted loss per share during the three months ended September 30, 2010. There were no shares of restricted stock outstanding during the three months ended September 30, 2009.
In addition, stock options (non-participating securities) totaling 9,867,246 and 5,570,290 during the three months ended September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2010 and 2009, these shares would have had an effect of 1,915,176 and 1,972,951 diluted shares, respectively, for purposes of calculating diluted loss per share.
9. Commitments and Contingencies
From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
10. Business Alliances
sanofi-aventis
On June 30, 2008, the Company signed an exclusive licensing agreement with a pharmaceutical company, sanofi-aventis, which was amended in June 2009. Under the amended agreement, the Company has granted sanofi-aventis an exclusive license to certain of the Company’s intellectual property in order and solely to develop, in collaboration with the Company, the Unifill syringe for use in and sale in the pre-filled syringe market within those therapeutic areas to be agreed upon between the Company and sanofi-aventis and a non-exclusive license outside those therapeutic areas that are exclusive to sanofi-aventis or after the expiration of the exclusive license with sanofi-aventis. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If during the term of the exclusive license, sanofi-aventis has purchased the Unifill syringe for use with a particular drug product, sanofi-aventis will receive a ten-year extension of the term of the exclusive license, which extension will be reduced to five years if sanofi-aventis does not sell a minimum of 20.0 million units of the product in any of the first five years of such ten-year extension period. Pursuant to the exclusive licensing agreement, sanofi-aventis has paid the Company a 10.0 million euro ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million which will be recognized on a straight-line basis over the remaining term of the agreement. During the three months ended September 30, 2010 and 2009, the Company recognized $0.6 million and $0.7 million of this up-front payment as revenue, respectively.
Under the exclusive licensing agreement, the Company is not precluded from using certain of its intellectual property to develop, license and sell any products in any market other than the ready-to-fill syringe market, or from entering into licensing or other business arrangements with other pharmaceutical companies for the ready-to-fill syringe market outside those therapeutic areas that are exclusive to sanofi-aventis, or after the expiration of the exclusive license with sanofi-aventis. If the Company grants a license to a third party in respect of the ready-to-fill syringe market, then the Company is required to pay sanofi-aventis 70% of any access, license or other upfront fee received from such third party for access to purchase the products until our payments to sanofi-aventis have totaled 10.0 million euros, following which the Company is required to pay 30% of such fees it receives through the end of the initial exclusivity period. The Company is also required to pay sanofi-aventis an annual royalty payment of 5% of the revenue generated from any sale of the Unifill syringe to third parties, up to a maximum amount of 17.0 million euros in such royalty payments.
Under a related industrialization agreement, signed on June 30, 2009, sanofi-aventis has agreed to pay the Company up to 17.0 million euros ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. The industrialization program began in July 2008 and is scheduled to be completed by the end of calendar 2010. Unless terminated earlier, the industrialization agreement’s term extends to the completion of the industrialization program. During the three months ended September 30, 2010 and 2009, the Company recognized $1.4 million and $1.7 million in revenue related to the milestones achieved, respectively.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The industrialization agreement provides that, subject to the full completion of the industrialization program, the parties will negotiate a supply agreement for the manufacture and purchase of the final product on a commercial scale. The supply agreement will provide that sanofi-aventis and its affiliates will purchase the final product exclusively from the Company, and the industrialization agreement provides that the Company is not required to commit more than 30% of its expected installed production capacity to sanofi-aventis and its affiliates for the 12 months following the receipt of a purchase order. Any order of sanofi-aventis, together with its other orders, that will exceed the 30% capacity limit will require up to a maximum of 24 months lead time before the Company is required to commence delivery of that order.
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
11. Financial Instruments
The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(in thousands)
Assets :
Cash equivalents — certificates of deposit	$—	$—	$18,629	$18,629

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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

12. Subsequent Events
On October 20, 2010, the Company entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro agreed to provide the Company with two loans, the first in the amount of $14.25 million and the second in the amount of $3.75 million. The $14.25 million term note matures 20 years from completion of construction of the Company’s new corporate headquarters and manufacturing facility and the $3.75 million term note matures on October 20, 2020. During construction, the Company will pay interest only on both term notes at a rate of prime plus 1.50% per annum, with a floor of 4.50% per annum. For a period of five years subsequent to construction, the Company will pay principal and interest on both term notes, with interest at a fixed rate based on the 5 year Treasury-bill plus 300 basis points per annum, with a floor of 6.0% per annum. Commencing five years subsequent to construction through the maturity dates for each term note, the Company will pay principal and interest on both term notes, with interest at a rate to be negotiated by the parties, or if no rate is negotiated, based upon the Prime Rate plus 1.0% per annum, with a floor not to exceed 250 basis points over the Prime Rate. The Company will also pay one final payment of principal and interest upon the maturity of each term note.
The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.40 million which will remain in place until the Company and Metro agree on the financial covenants. The Company may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years.
The proceeds from the loans were also used to repay the $6.9 million borrowed in August 2010 under the Credit Agreement with Univest. The Company may borrow funds based upon the percentage of construction completed. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.
On November 10, 2010, the Company and its Senior Vice President of Operations, Mr. Bernhard Opitz, mutually agreed that he would depart the Company effective December 31, 2010. Mr. Opitz’s departure will be treated as a termination without “Cause” as defined in his Employment Agreement, and he will receive severance benefits in accordance with the terms of his Employment Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.
Certain statements in this Quarterly Report on Form 10-Q may constitute forward looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and those described from time to time in other reports which we file with the Securities and Exchange Commission.
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

In addition, we have recently begun to manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Lewisberry, Pennsylvania, which we released during July 2010. Our Unitract 1mL syringes are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.
Business Developments
Pennsylvania Economic Development Assistance
In October 2009, we accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania. The offer includes $2.0 million for debt service related to the acquisition of land for our new global headquarters and manufacturing facility as well as up to $2.25 million in low-interest financing loans for land, building, and acquisition costs. The offer also includes a $0.5 million opportunity grant as well as $0.5 million in tax credits. Finally, the offer includes up to $0.2 million for the reimbursement of eligible job training costs. The offer is based on our proposed project being expected to create more than 240 new full-time jobs by December 31, 2012, to retain our 87 existing employees and to have a total cost of $86.0 million and is contingent upon us submitting complete applications for each of these programs. As the offer of assistance requires us to make formal applications for these programs, there may be a number of contingencies relating to the amount, if any, of funds that we may receive, the period over which we may receive those funds and our right to retain any fund that we do receive. We may have obligations under the programs that we may be unable to fulfill. We expect that these contingencies and our obligations under the programs will be more clearly identified during the application process. As a result, at this time, we cannot assure you that we will receive or have the right to retain all or any of the assistance for our current development project or otherwise.
Development of New Global Headquarters and Manufacturing Facility
In November 2009, we acquired 38 acres of land in York County, Pennsylvania for $2.0 million and entered into a development agreement with Keystone Redevelopment Group, LLC (“Keystone’) to develop our new 165,000 square foot office, manufacturing, warehousing and distribution facility. In accordance with the agreement, Keystone is assisting us with the selection of, as well as the review and management of, architects, engineers, designers, contractors and other experts and consultants engaged to assist in the development of the new facility. Additionally, Keystone assisted us in obtaining financing for the facility. Under the terms of the agreement, we will pay Keystone a total of $0.8 million.
We have also entered into a construction agreement for the new facility for a total of 1.25% of the cost of work, which is estimated to be $0.3 million, and an agreement with an architectural firm for design and structural, mechanical, and electrical engineering services for the new facility for a total cost of $1.6 million.
We estimate the cost of the facility to be approximately $31.0 million, including approved change orders through October 31, 2010. This includes the projected construction costs, the projected manufacturing facility fit out costs and the fees described above.
We began construction of our new facility in November 2009.
During the three months ended September 30, 2010, we incurred $1.0 million in costs for equipment related to production capacity in the new facility. We have commitments in the amount of $4.2 million which we expect to fulfill during the year ended June 30, 2011.
Metro Loan Agreement
On October 20, 2010, we entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro agreed to provide us with two loans, the first in the amount of $14.25 million and the second in the amount of $3.75 million. The $14.25 million term note matures 20 years from completion of construction of our new corporate headquarters and manufacturing facility and the $3.75 million term note matures on October 20, 2020. During construction, we will pay interest only on both term notes at a rate of prime plus 1.50% per annum, with a floor of 4.50% per annum. For a period of five years subsequent to construction, we will pay principal and interest on both term notes, with interest at a fixed rate based on the 5 year Treasury-bill plus 300 basis points per annum, with a floor of 6.0% per annum. Commencing five years subsequent to construction through the maturity dates for each term note, we will pay principal and interest on both term notes, with interest at a rate to be negotiated by the parties, or if no rate is negotiated, based upon the Prime Rate plus 1.0% per annum, with a floor not to exceed 250 basis points over the Prime Rate. We will also pay one final payment of principal and interest upon the maturity of each term note.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.40 million which will remain in place until we and Metro agree on the financial covenants. We may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years.
The proceeds from the loans were also used to repay the $6.9 million borrowed in August 2010 under our Credit Agreement with Univest National Bank and Trust Company (“Univest”). We may borrow funds based upon the percentage of construction completed. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates, judgments and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes.
Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K.
Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
	(in thousands, except per share data)
Revenues
Industrialization fees	$1,350	$1,745
Licensing fees	577	683
Product sales and other	1,616	680

Total revenues	3,543	3,108
Cost of product sales	1,175	829

Gross profit	2,368	2,279

Operating expenses:
Research and development	1,005	399
Selling, general and administrative	8,012	3,742
Depreciation and amortization	787	291

Total operating expenses	9,804	4,432

Operating loss	(7,436)	(2,153)
Interest expense	32	47
Interest income	(122)	(5)
Other income	(100)	(131)

Net loss	$(7,246)	$(2,064)

Loss per share:
Basic loss per share	$(0.14)	$(0.06)

Diluted loss per share	$(0.14)	$(0.06)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues. Revenues increased by $0.4 million or 14%. Revenues from our industrialization agreement with sanofi-aventis decreased from $1.7 million to $1.4 million due to the nature and timing of milestones achieved during the three months ended September 30, 2010. Revenues from our exclusive licensing agreement with sanofi-aventis decreased from $0.7 million to $0.6 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.1 million decrease resulted from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business increased from $0.7 million to $1.6 million, primarily as a result of increased sales to B. Braun, our most significant contract manufacturing customer. We plan to discontinue contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe. As a result, we increased production during the three months ended September 30, 2010 to ensure that we fulfill our obligation under our contract with B. Braun.

Cost of product sales. Cost of product sales increased by $0.3 million, or 42%, which was attributable to a higher level of product sales under our contract manufacturing sales activity.
Research and development expenses. Research and development expenses increased by $0.6 million, primarily as a result of additional expenditures incurred to finalize the product specifications of our Unifill syringe.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.3 million or 114%. During fiscal 2010 and continuing into fiscal 2011, we increased the workforce at our Lewisberry, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the three months ended September 30, 2010 of $3.0 million, an increase of $1.4 million compared to the same period last year. Additionally, during the three months ended September 30, 2010, we recorded $2.6 million of share-based compensation expense, an increase of $2.0 million compared to the same period last year. Our share-based compensation expense during the three months ended September 30, 2010 relates primarily to restricted stock and stock options issued to employees and consultants during fiscal 2010 and the quarter ended September 30, 2010.
Depreciation and amortization expense. Depreciation and amortization expense increased by $0.5 million or 170% which was primarily attributable to $4.0 million of machinery placed into service during October 2009 relating to our 1mL syringe. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of machinery for the Unifill syringe.
Interest expense. Interest expense was $32,000 and $47,000 during the three months ended September 30, 2010 and 2009, respectively. We expect that our interest expense will increase significantly in the future since we have recently secured $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income increased by $0.1 million, primarily as a result of higher cash balances during the three months ended September 30, 2010.
Net loss and loss per share. Net loss for the three months ended September 30, 2010 and 2009 was $7.2 million and $2.1 million, respectively. Basic and diluted loss per share was $0.14 and $0.06, respectively, on weighted average shares outstanding of 53,190,043 and 36,762,142, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2009 equity financing.
Liquidity and Capital Resources
To date, we have funded our operations primarily from a combination of equity issuances by UMSL prior to the redomiciliation, borrowings under our bank term loans and payments from sanofi-aventis under our exclusive licensing and industrialization agreements. As of September 30, 2010, cash and cash equivalents were $9.0 million, restricted cash was $7.0 million and our long-term debt was $2.7 million. The $7.0 million of restricted cash relates to amounts that must remain in cash deposits in order to collateralize our $6.9 million outstanding note payable with Univest which we entered into in August 2010. As of June 30, 2010, cash and cash equivalents were $20.8 million and our long-term debt was $2.7 million. We expect to receive $5.45 million in assistance from the Commonwealth of Pennsylvania as described under “Business Developments” and 2.0 million euros of additional milestone-based payments from sanofi-aventis under the industrialization agreement during the remainder of fiscal 2011.
We are in the process of constructing a new manufacturing facility in central Pennsylvania. We estimate the total cost of the facility to be approximately $31.0 million, including approved change orders through October 31, 2010.
During October 2010 we secured $18.0 million of external financing from Metro for the construction of the new facility. We used $7.0 million of the proceeds to repay amounts borrowed in August 2010 under our credit agreement with Univest.
We believe that our cash on hand will be sufficient to sustain operations through the second quarter of fiscal year 2011.

Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We anticipate incurring additional losses until such time that we can generate significant sales and other potential sources of revenue from our propriety range of retractable syringes.
Certain bank loans secured by a subsidiary company also had a minimum debt service ratio financial covenant, with which we were not in compliance as of September 30, 2010. The $1.2 million long-term portion outstanding as of September 30, 2010 under these bank term loans has been reclassified to the current portion of long-term debt. In November 2010 we received a waiver from our lender for our previous non-compliance with this covenant.
The following table summarizes our cash flows during the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,474)	$2,119
Investing activities	(7,009)	(1,735)
Financing activities	923	346
Net Cash (Used In) Provided by Operating Activities
Net cash used in operating activities during the three months ended September 30, 2010 was $6.5 million compared to net cash provided by operating activities of $2.1 million during the three months ended September 30, 2009. The decrease in cash flow was primarily due to $2.7 million of lower net income after adding back depreciation and amortization and share-based compensation expense. The decrease was also attributable to the change in accounts receivable as a result of the nature and timing of amounts due from sanofi-aventis.
Net Cash Used in Investing Activities
Net cash used in investing activities was $7.0 million during the three months ended September 30, 2010, primarily as a result of construction costs incurred in connection with our new headquarters and manufacturing facility as well as costs incurred in connection with the purchase of machinery related to the lines for our Unifill syringe.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended September 30, 2010 was $0.9 million compared to $0.3 million during the three months ended September 30, 2009. During the three months ended September 30, 2010 and 2009 we received $1.1 million and $0.5 million, respectively, upon the exercise of stock options.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows.
Interest Rate Risk
Our exposure to interest rate risk is limited to our cash and cash equivalents that are invested in money market funds with highly liquid short term investments and our variable interest rate term loans. We currently do not utilize derivative instruments to mitigate changes in interest rates.
Foreign Currency Exchange Rate Fluctuations
The majority of our revenues are derived from payments under our industrialization agreement received in euros while we incur most of our expenses in U.S. dollars and Australian dollars. In addition, a portion of our cash and cash equivalents and investments are held at Australian banking institutions and are denominated in Australian dollars. We are exposed to foreign currency exchange rate risks on these amounts. We currently do not utilize options or forward contracts to mitigate changes in foreign currency exchange rates. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenues and expenses of our non-U.S. entities using the average exchange rate during the applicable period.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such terms is defined in Rules 13a-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control
There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 5. Other Information
On November 10, 2010, the Company and its Senior Vice President of Operations, Mr. Bernhard Opitz, mutually agreed that he would depart the Company effective December 31, 2010. Mr. Optiz’s departure comes as part of the Company’s strategy to meet its changing needs as it transitions to a commercial manufacturer and supplier of proprietary medical devices to pharmaceutical and healthcare customers. Under Mr. Opitz, the Company has built a strong functional leadership team in the design, development and production of medical devices and pharmaceutical products that will continue to drive the operations of the Company going forward. Mr. Opitz’s departure will be treated as a termination without “Cause” as defined in his Employment Agreement, and he will receive severance benefits in accordance with the terms of his Employment Agreement.
Item 6. Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.1	Loan Agreement between Metro Bank and Unilife Cross Farm LLC		8-K	10.1	October 26, 2010
10.2	Term Note in the principal amount of $14,250,000		8-K	10.2	October 26, 2010
10.3	Term Note in the principal amount of $3,750,000		8-K	10.3	October 26, 2010
10.4	Guaranty and Suretyship Agreement — Unilife Corporation		8-K	10.4	October 26, 2010
10.5	Guaranty and Suretyship Agreement — Unilife Medical Solutions, Inc.		8-K	10.5	October 26, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X
32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNILIFE CORPORATION

Date: November 15, 2010

/s/ R. Richard Wieland II R. Richard Wieland II Chief Financial Officer