Form 10-Q
period 2010-12-31
Unilife Corp
filed 2011-02-14
CIK 1476170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34540

UNILIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1049354
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
250 Cross Farm Lane, York, Pennsylvania 17406
(Address of principal executive offices)
Telephone: (717) 384-3400
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 9, 2011, 63,517,161 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	December 31, 2010	June 30, 2010
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$39,133	$20,750
Restricted cash	2,400	—
Accounts receivable	451	1,556
Inventories	1,028	797
Prepaid expenses and other current assets	745	637

Total current assets	43,757	23,740
Property, plant and equipment, net	49,810	29,972
Goodwill	12,736	10,792
Intangible assets, net	44	40
Other assets	502	273

Total assets	$106,849	$64,817

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,671	$6,044
Accrued expenses	3,571	2,911
Current portion of long-term debt	2,201	1,648
Deferred revenue	2,595	2,188

Total current liabilities	12,038	12,791
Long-term debt, less current portion	16,377	1,093
Deferred revenue	6,488	6,563

Total liabilities	34,903	20,447

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2010; none issued or outstanding as of December 31, 2010 and June 30, 2010	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2010; 63,397,161 and 54,761,848 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	634	548
Additional paid-in-capital	164,597	122,397
Accumulated deficit	(97,254)	(79,650)
Accumulated other comprehensive income	3,969	1,075

Total stockholders’ equity	71,946	44,370

Total liabilities and stockholders’ equity	$106,849	$64,817

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Industrialization fees	$—	$2,088	$1,350	$3,833
Licensing fees	630	746	1,207	1,429
Product sales and other	1,132	411	2,748	1,091

Total revenues	1,762	3,245	5,305	6,353
Cost of product sales	824	474	1,999	1,303

Gross profit	938	2,771	3,306	5,050
Operating expenses:
Research and development	1,416	287	2,421	686
Selling, general and administrative	9,054	7,517	17,066	11,259
Depreciation and amortization	878	1,009	1,665	1,300

Total operating expenses	11,348	8,813	21,152	13,245

Operating loss	(10,410)	(6,042)	(17,846)	(8,195)
Interest expense	32	14	64	61
Interest income	(82)	(252)	(204)	(257)
Other (income) expense, net	(2)	111	(102)	(20)

Net loss	$(10,358)	$(5,915)	$(17,604)	$(7,979)

Loss per share:
Basic loss per share	$(0.19)	$(0.13)	$(0.32)	$(0.19)

Diluted loss per share	$(0.19)	$(0.13)	$(0.32)	$(0.19)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(unaudited)

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands except share data)
Balance as of July 1, 2010	54,761,848	$548	$122,397	$(79,650)	$1,075	$44,370
Comprehensive loss:
Net loss	—	—	—	(17,604)	—	(17,604)
Foreign currency translation	—	—	—	—	2,894	2,894

Comprehensive loss						(14,710)
Issuance of options and warrants to purchase common stock	—	—	2,892	—	—	2,892
Issuance of restricted stock	100,000	1	3,114	—	—	3,115
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	7,048,373	70	33,361	—	—	33,431
Issuance of common stock upon exercise of stock options	1,486,940	15	2,833	—	—	2,848

Balance as of December 31, 2010	63,397,161	$634	$164,597	$(97,254)	$3,969	$71,946

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	December 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(17,604)	$(7,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,665	1,300
Share-based compensation expense	4,386	771
Loss on sale of property, plant and equipment	—	113
Changes in assets and liabilities:
Accounts receivable	1,301	5,470
Inventories	(225)	(301)
Prepaid expenses and other current assets	(100)	(294)
Other assets	(211)	319
Accounts payable	(913)	319
Accrued expenses	254	117
Deferred revenue	(1,207)	(1,429)

Net cash used in operating activities	(12,654)	(1,594)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,549)	(7,562)

Net cash used in investing activities	(20,549)	(7,562)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	33,431	47,117
Proceeds from the exercise of options to purchase common stock	2,848	1,817
Proceeds from the issuance of long-term debt	15,872	—
Principal payments on long-term debt and capital lease obligations	(225)	(248)
Proceeds from the issuance of note payable	6,900	—
Principal payments on note payable	(6,900)	—
Increase in restricted cash	(2,400)	—

Net cash provided by financing activities	49,526	48,686
Foreign currency exchange on cash	2,060	(1,803)

Net increase in cash and cash equivalents	18,383	37,727
Cash and cash equivalents at beginning of period	20,750	3,627

Cash and cash equivalents at end of period	$39,133	$41,354

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued liabilities	$1,096	$—

Purchases of property, plant and equipment pursuant to capital lease agreements	$190	$—

Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	$—	$5,070

Purchases of property, plant and equipment through the issuance of warrants	$1,621	$—

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
2. Liquidity
The Company incurred losses from operations during both the year ended June 30, 2010 and the six months ended December 31, 2010 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of retractable syringes. Management estimates that cash and cash equivalents of $39.1 million as of December 31, 2010 are sufficient to sustain planned operations through the fourth quarter of fiscal 2011.
Additional funding will be needed by the Company to support its operations and capital expenditure requirements. Management has a range of short and long-term funding strategies available to it in this regard. In addition to the sale of its Unitract and Unifill syringe products to existing partners, the Company is also in discussions with additional pharmaceutical companies pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may pursue additional funding or revenue streams. The Company may seek to raise additional funds through the sale of additional equity or debt securities.
During October 2010, the Company secured $18.0 million of external financing from a financial institution for the construction of its new corporate headquarters and manufacturing facility. The Company used $6.9 million of the proceeds to repay amounts outstanding under its Credit Agreement with Univest National Bank and Trust Co. (“Univest”).
During December 2010, the Company received $2.25 million from the Commonwealth of Pennsylvania in low-interest financing for land and the construction of its new corporate headquarters and manufacturing facility.
During December 2010, the Company issued 7,048,373 shares of common stock and 2,268,934 options to purchase common stock and raised an aggregate of A$34.1 million ($33.4 million), net of issuance costs, through an Australian private placement and a share purchase plan for the Company’s Australian and New Zealand stockholders. The Company intends to use the proceeds from the private placement and share purchase plan to purchase additional capital equipment and for general operations, including the development of additional pipeline products.
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

	December 31, 2010	June 30, 2010
	(in thousands)
Raw materials	$820	$649
Work in process	151	148
Finished goods	57	—

Total inventories	$1,028	$797

Share-Based Compensation
The Company grants stock options, restricted stock and common stock as compensation to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo option pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 4 for additional information regarding share-based compensation.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer who accounted for 10% or more of the Company’s revenue, were $1.0 million and $0.4 million during the three months ended December 31, 2010 and 2009, respectively and $2.5 million and $1.1 million during the six months ended December 31, 2010 and 2009, respectively.
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
4. Equity Transactions and Share-Based Compensation
In December 2010, the Company issued 7,048,373 shares of common stock and 2,268,934 options to purchase common stock and raised an aggregate of A$34.1 million ($33.4 million), net of issuance costs, through an Australian private placement and a share purchase plan for the Company’s Australian and New Zealand stockholders. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. All of the options are immediately exercisable and will expire in December 2013.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The Company recognized share-based compensation expense related to stock options and grants of restricted stock to employees, directors and consultants of $1.8 million and $0.2 million during the three months ended December 31, 2010 and 2009, respectively and $4.4 million and $0.8 million during the six months ended December 31, 2010 and 2009, respectively.
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
In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of December 31, 2010 were valued at $2.83 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.2 years to 2.0 years. The options will be re-valued on a quarterly basis and marked to market until exercised.
In December 2010, the Company issued 375,000 warrants to Keystone Redevelopment Group, LLC (“Keystone’) and 225,000 warrants to L2 Architecture (“L2”) outside of both the Plan and the Stock Incentive Plan. The warrants issued to Keystone were in partial consideration for managing the development of the Company’s new headquarters and manufacturing facility and the warrants issued to L2 were in partial consideration for the custom design of the facility. The warrants issued to both Keystone and L2 are exercisable at $5.30 per warrant vested immediately upon issuance and were valued at $2.70 per warrant. The aggregate fair value of the warrants of $1.6 million has been capitalized and included as a component of the cost of the building.
In December 2010, the Company issued 2,268,934 options to purchase common stock outside of both the Plan and the Stock Incentive Plan in connection with the Company’s private placement as discussed above.
During the six months ended December 31, 2010, the Company granted 628,000 options to purchase common stock to certain employees and directors under the Stock Incentive Plan. The weighted average exercise price of the options was $5.97 per share. The majority of the options vest over a period of three years, with the exception of 60,000 options, which vest upon meeting certain performance targets, as defined in the agreement. The weighted average grant date fair value of the options was $2.60 per share.
The following is a summary of stock option and warrant activity during the six months ended December 31, 2010:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2010	10,414,343	$5.60
Granted	3,496,934	8.41
Exercised	(1,486,940)	2.02
Cancelled	(83,333)	2.01

Outstanding as of December 31, 2010	12,341,004	$6.85	3.0	$9,417

Exercisable as of December 31, 2010	8,719,003	$7.36	2.5	$7,280

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended December 31, 2010 and 2009 was $2.9 million and $3.6 million, respectively. The total intrinsic value of stock options exercised during the six months ended December 31, 2010 and 2009 was $5.4 million and $4.6 million, respectively. Of the 3,622,001 non-vested options, 1,000,000 are held by a consultant.
The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the six months ended December 31, 2010 (the period subsequent to the Company’s redomiciliation), and the six months ended December 31, 2009 (the period prior to the Company’s redomiciliation):

	Six Months Ended December 31,
	2010	2009
Number of stock options and warrants granted	1,228,000	83,333
Expected dividend yield	0%	0%
Risk-free interest rate	1.51%	4.78%
Expected volatility	59%	80%
Expected life (in years)	4.7	3.0
The assumptions noted above do not include amounts related to the options issued in the December 2010 private placement as discussed above.
Subsequent to the Company’s redomiciliation, the fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions, which were valued using a Monte Carlo option pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Securities Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock issued to employees and directors is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term unless a reasonable alternate term is estimated by management. The expected term of the options to purchase common stock issued to consultants is based on the contractual term of the awards.
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
For employees, the fair value of restricted stock is measured on the date of grant using the price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period, which is generally the longest vesting period. For restricted stock granted to consultants, the fair value of the awards will be re-valued on a quarterly basis and marked to market until vested. Share-based compensation expense for restricted stock issued to consultants is recognized ratably over each vesting tranche.
During the six months ended December 31, 2010, the Company issued 100,000 shares of restricted stock to certain employees. The shares of restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years. The weighted average grant date fair value of the restricted shares was $5.67 per share.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
As of December 31, 2010, 1,918,000 shares of restricted stock remain unvested.
5. Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consist of the following:

	December 31, 2010	June 30, 2010
	(in thousands)
Building	$28,743	$—
Machinery and equipment	12,935	10,848
Furniture and fixtures	225	1,265
Construction in progress	9,997	18,560
Land	2,036	2,036
Leasehold improvements	—	1,026

	53,936	33,735
Less: accumulated depreciation and amortization	(4,126)	(3,763)

Property, plant and equipment, net	$49,810	$29,972

Construction in progress as of December 31, 2010 consists primarily of amounts incurred in connection with the machinery related to the lines for the Unifill syringe. Construction in progress as of June 30, 2010 consists primarily of amounts incurred in connection with the construction of the Company’s new manufacturing facility and the machinery related to the lines for the Unifill syringe.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill during the six months ended December 31, 2010 are as follows:

(in thousands)
Balance as of July 1, 2010	$10,792
Foreign currency translation	1,944

Balance as of December 31, 2010	$12,736

Intangible assets consist of patents acquired in a business acquisition of $80,000. Related accumulated amortization as of December 31, 2010 and June 30, 2010 was $44,000 and $40,000 respectively, and future amortization expense is scheduled to be $5,000 annually.
7. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2010	June 30, 2010
	(in thousands)
Mortgage loans	$13,622	$—
Bank term loans	2,240	2,393
Commonwealth of Pennsylvania financing authority loan	2,250	—
Commonwealth of Pennsylvania assisted machinery loans	284	332
Other	182	16

	18,578	2,741
Less: current portion of long-term debt	2,201	1,648

Total long-term debt	$16,377	$1,093

Mortgage Loans
In October 2010, the Company entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro agreed to provide the Company with two notes in the amounts of $14.25 million and $3.75 million. The proceeds received have been used to finance construction of the Company’s new corporate headquarters and manufacturing facility in York, Pennsylvania, including the repayment of its $6.9 million bridge construction loan with Univest. Under the loan agreement, the Company may borrow funds based upon the percentage of construction completed on the facility.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The $14.25 million term note matures 20 years from completion of construction of the Company’s new corporate headquarters and manufacturing facility and the $3.75 million term note matures on October 20, 2020. During construction, the Company will pay only interest on both term notes at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. For a period of five years subsequent to construction, the Company will pay principal and interest on both term notes, with interest at a fixed rate based on the 5 year Treasury-bill plus 300 basis points per annum, with a floor of 6.0% per annum. Commencing five years subsequent to construction through the maturity dates for each term note, the Company will pay principal and interest on both term notes, with interest at a rate to be negotiated by the parties, or if no rate is negotiated, based upon the Prime Rate plus 1.0% per annum, with a floor not to exceed 250 basis points over the Prime Rate. The Company will also pay one final payment of principal and interest upon the maturity of each term note.
The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until the Company and Metro agree on the financial covenants. The Company may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.
As of December 31, 2010, $9.9 million was outstanding under the $14.25 million note and the Company was fully drawn on the $3.75 million note.
Bank Term Loans
Bank term loans consist of four term loans payable. The loans bear interest at a rate of prime (3.25% as of December 31, 2010) plus 1.50%. (4.75% as of December 31, 2010) per annum and mature on dates ranging from December 2010 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment and are subject to certain financial covenants which require the Company’s tangible assets to equal at least 10% of the stockholder’s equity determined in accordance with GAAP. Under the term loan agreements, the Company is not permitted to pay cash dividends without the prior written consent of the lender. Certain of these bank term loans also have a minimum debt service ratio financial covenant, with which the Company was not in compliance as of December 31, 2010. The $1.2 million long-term portion outstanding as of December 31, 2010 under these bank term loans is classified in the current portion of long-term debt. During February 2011, the Company received a waiver from its lender for its previous non-compliance with this covenant.
Commonwealth of Pennsylvania Financing Authority Loan
In October 2009, the Company accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania which included up to $2.25 million in low-interest financing for land and the construction of its new manufacturing facility. In December 2010, Unilife Cross Farm LLC, a subsidiary of the Company (“Cross Farm”), received the $2.25 million loan which bears interest at a rate of 5.0% per annum, matures in January 2021 and is secured by a third mortgage on its new facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, who holds the first and second mortgages on its new facility.
Commonwealth of Pennsylvania Assisted Machinery Loans
The Company has qualified for two Commonwealth of Pennsylvania assisted loans for the purchase of specific machinery and equipment. These loans bear interest at rates ranging from 2.75% to 3.25% per annum and mature on dates ranging from July 2011 through July 2013. The borrowings under these loans are collateralized by the related equipment.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
8. Loss Per Share
The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Numerator
Net loss	$(10,358)	$(5,915)	$(17,604)	$(7,979)
Denominator
Weighted average number of shares used to compute basic loss per share	55,193,753	45,554,930	54,191,898	41,158,391
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted loss per share	55,193,753	45,554,930	54,191,898	41,158,391

Basic loss per share	$(0.19)	$(0.13)	$(0.32)	$(0.19)

Diluted loss per share	$(0.19)	$(0.13)	$(0.32)	$(0.19)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 1,914,957 and 1,888,979 were excluded from the calculation of basic and diluted loss per share during the three and six months ended December 31, 2010, respectively. There were no shares of restricted stock outstanding during the three or six months ended December 31, 2009.
In addition, stock options (non-participating securities) totaling 10,006,888 and 6,471,565 during the three months ended December 31, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share and stock options (non-participating securities) totaling 9,937,067 and 6,020,928 during the six months ended December 31, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2010 and 2009, these shares would have had an effect of 1,860,867 and 2,334,471 diluted shares, respectively, for purposes of calculating diluted loss per share. Had the Company reported net income during the six months ended December 31, 2010 and 2009, these shares would have had an effect of 1,888,022 and 2,153,711 diluted shares, respectively, for purposes of calculating diluted loss per share.
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
10. Business Alliances
sanofi-aventis
On June 30, 2008, the Company signed an exclusive licensing agreement with a pharmaceutical company, sanofi-aventis, which was amended in June 2009. Under the amended agreement, the Company has granted sanofi-aventis an exclusive license to certain of the Company’s intellectual property in order and solely to develop, in collaboration with the Company, the Unifill syringe for use in and sale in the pre-filled syringe market within those therapeutic areas to be agreed upon between the Company and sanofi-aventis and a non-exclusive license outside those therapeutic areas that are exclusive to sanofi-aventis or after the expiration of the exclusive license with sanofi-aventis. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If during the term of the exclusive license, sanofi-aventis has purchased the Unifill syringe for use with a particular drug product, sanofi-aventis will receive a ten-year extension of the term of the exclusive license, which extension will be reduced to five years if sanofi-aventis does not sell a minimum of 20.0 million units of the product in any of the first five years of such ten-year extension period. Pursuant to the exclusive licensing agreement, sanofi-aventis has paid the Company a 10.0 million euro ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million which will be recognized on a straight-line basis over the remaining term of the agreement. During the three months ended December 31, 2010 and 2009, the Company recognized $0.6 million and $0.7 million of this up-front payment as revenue, respectively. During the six months ended December 31, 2010 and 2009, the Company recognized $1.2 million and $1.4 million of this up front payment as revenue, respectively.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Under a related industrialization agreement, signed on June 30, 2009, sanofi-aventis has agreed to pay the Company up to 17.0 million euros ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. The industrialization program began in July 2008 and is scheduled to be completed by the end of fiscal 2011. Unless terminated earlier, the industrialization agreement’s term extends to the completion of the industrialization program. As of December 31, 2010 there is one remaining milestone payment to be recognized under the industrialization agreement with sanofi-avenits. In order to recognize this revenue, the Company must complete its final milestone, which requires the production of commercially viable units of the Unifill syringe. During the three months ended December 31, 2009, the Company recognized $2.1 million in revenue related to the milestones achieved. During the six months ended December 31, 2010 and 2009, the Company recognized $1.4 million and $3.8 million in revenue related to the milestones achieved, respectively.
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
11. Financial Instruments
The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(in thousands)
Assets:
Cash equivalents — certificates of deposit	$15,245	$15,245	$18,629	$18,629

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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market
	Prices in Active	Significant	Significant
	Markets for	Other	Unobservable	Total
	Identical Assets	Observable Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
	(in thousands)
Cash equivalents — certificates of deposit (December 31, 2010)	$—	$15,245	$—	$15,245

Cash equivalents — certificates of deposit (June 30, 2010)	$—	$18,629	$—	$18,629

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Unilife Corporation:
We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2010, the related consolidated statements of operations for the three months and six months ended December 31, 2010, and the related consolidated statements of stockholders’ equity and comprehensive loss, and cash flows for the six months ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Note 2 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2010, and for the year then ended, discloses that the Company has incurred recurring losses from operations and has an accumulated deficit as of June 30, 2010. Our auditors’ report on those consolidated financial statements dated September 28, 2010, includes an explanatory paragraph referring to the matters in note 2 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2010, and for the six months then ended, the Company has continued to incur operating losses. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Harrisburg, Pennsylvania
February 14, 2011

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
Our main product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic partnership with sanofi-aventis, a large global pharmaceutical company, pursuant to which sanofi-aventis has paid us a 10.0 million euro exclusivity fee and has paid us 16.0 million euros and committed to pay us up to an additional 1.0 million euros to fund our industrialization program for the Unifill syringe. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe.

In addition, we have recently begun to manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Pennsylvania, which we released during July 2010. Our Unitract 1mL syringes are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.
Business Developments
Pennsylvania Economic Development Assistance
In October 2009, we accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania. The offer includes $2.0 million for debt service related to the acquisition of land for our new global headquarters and manufacturing facility as well as up to $2.25 million in low-interest financing loans for land, building, and acquisition costs. The offer also includes a $0.5 million opportunity grant as well as $0.5 million in tax credits. Finally, the offer includes up to $0.2 million for the reimbursement of eligible job training costs. The offer is based on our proposed project being expected to create more than 240 new full-time jobs by December 31, 2012, to retain our 87 existing employees and to have a total cost of $86.0 million and is contingent upon us submitting complete applications for each of these programs. As the offer of assistance requires us to make formal applications for these programs, there may be a number of contingencies relating to the amount, if any, of funds that we may receive, the period over which we may receive those funds and our right to retain any fund that we do receive. We may have obligations under the programs that we may be unable to fulfill. We expect that these contingencies and our obligations under the programs will be more clearly identified during the application process. As a result, at this time, we cannot assure you that we will receive or have the right to retain all of the assistance for our current development project or otherwise.
In December 2010, we received the $2.25 million loan as discussed above from the Commonwealth of Pennsylvania. The loan bears interest at a rate of 5.0% per annum, matures in January 2021 and is secured by a third mortgage on our new facility. In connection with the loan agreement, we entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by us without the consent of Metro, who holds the first and second mortgages on our new facility.
Metro Loan Agreement
In October 2010, we entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro agreed to provide us with two notes in the amounts of $14.25 million and $3.75 million. The proceeds have been used to finance construction of our new corporate headquarters and manufacturing facility in York, Pennsylvania, including the repayment of our $6.9 million bridge construction loan with Univest National Bank and Trust Co. (“Univest”). Under the loan agreement, we may borrow funds based on the percentage of construction completed on the facility.
The $14.25 million term note matures 20 years from completion of construction of our new corporate headquarters and manufacturing facility and the $3.75 million term note matures on October 20, 2020. During construction, we will pay only interest only on both term notes at a rate of prime plus 1.50% per annum, with a floor of 4.50% per annum. For a period of five years subsequent to construction, we will pay principal and interest on both term notes, with interest at a fixed rate based on the 5 year Treasury-bill plus 300 basis points per annum, with a floor of 6.0% per annum. Commencing five years subsequent to construction through the maturity dates for each term note, we will pay principal and interest on both term notes, with interest at a rate to be negotiated by the parties, or if no rate is negotiated, based upon the Prime Rate plus 1.0% per annum, with a floor not to exceed 250 basis points over the Prime Rate. We will also pay one final payment of principal and interest upon the maturity of each term note.
The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million which is classified as restricted cash on our consolidated balance sheet and will remain in place until we and Metro agree on the financial covenants. We may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.
Private Placement and Share Purchase Plan
In December 2010, we issued 7,048,373 shares of common stock and raised an aggregate of A$34.1 million ($33.4 million), net of issuance costs, through an Australian private placement and a share purchase plan for our Australian and New Zealand stockholders. We also issued options to purchase 2,268,934 shares of common stock for no additional consideration to the investors in the private placement. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. All of the options are immediately exercisable and will expire in December 2013.

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
Results of Operations
The following table summarizes our results of operations for the three months ended December 31, 2010 and 2009 and the six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Industrialization fees	$—	$2,088	$1,350	$3,833
Licensing fees	630	746	1,207	1,429
Product sales and other	1,132	411	2,748	1,091

Total revenues	1,762	3,245	5.305	6,353
Cost of product sales	824	474	1,999	1,303

Gross profit	938	2,771	3,306	5,050
Operating expenses:
Research and development	1,416	287	2,421	686
Selling, general and administrative	9,054	7,517	17,066	11,259
Depreciation and amortization	878	1,009	1,665	1,300

Total operating expenses	11,348	8,813	21,152	13,245

Operating loss	(10,410)	(6,042)	(17,846)	(8,195)
Interest expense	32	14	64	61
Interest income	(82)	(252)	(204)	(257)
Other (income) expense, net	(2)	111	(102)	(20)

Net loss	$(10,358)	$(5,915)	$(17,604)	$(7,979)

Loss per share:
Basic loss per share	$(0.19)	$(0.13)	$(0.32)	$(0.19)

Diluted loss per share	$(0.19)	$(0.13)	$(0.32)	$(0.19)

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Revenues. Revenues decreased by $1.5 million or 46%. During the three months ended December 31, 2010, we did not recognize any revenue under our industrialization agreement with sanofi-aventis. As of December 31, 2010, there is one remaining milestone payment to be recognized, the recognition of which is dependent upon the production of commercially viable units of our Unifill syringe. Revenues from our industrialization agreement with sanofi-aventis were $2.1 million during the three months ended December 31, 2009. Revenues from our exclusive licensing agreement with sanofi-aventis decreased from $0.7 million to $0.6 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.1 million decrease resulted from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business increased from $0.4 million to $1.1 million, primarily as a result of increased sales to B. Braun, our most significant contract manufacturing customer. We discontinued contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe. As a result, we increased production during the three months ended December 31, 2010 to ensure that we fulfill our obligation under our contract with B. Braun.

Cost of product sales. Cost of product sales increased by $0.4 million, or 74%, which was attributable to a higher level of product sales under our contract manufacturing sales activity.
Research and development expenses. Research and development expenses increased by $1.1 million, primarily as a result of additional expenditures incurred to finalize the product specifications of our Unifill syringe.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.5 million or 20%. During the three months ended December 31, 2010, we recorded $1.8 million of share-based compensation expense, an increase of $1.6 million compared to the same period last year. Our share-based compensation expense during the three months ended December 31, 2010 relates primarily to restricted stock and stock options issued to employees, directors and consultants during the second half of fiscal 2010 and the first half of fiscal 2011. Additionally, during fiscal 2010, and continuing into fiscal 2011, we increased the workforce at our York, Pennsylvania manufacturing facility, and as a result, we incurred payroll expenses and recruiting fees during the three months ended December 31, 2010 of $4.0 million, an increase of $0.9 million compared to the same period last year. Finally, during the three months ended December 31, 2010, we incurred expenses of $0.3 million in connection with the relocation to our new headquarters and manufacturing facility. These amounts were partially offset by a decrease of $1.6 million in legal and consulting fees due to significant costs incurred during the three months ended December 31, 2009 in connection with our redomiciliation to the United States.
Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.1 million or 13%. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of machinery for the Unifill syringe.
Interest expense. Interest expense was $32,000 and $14,000 during the three months ended December 31, 2010 and 2009, respectively. We expect that our interest expense will increase significantly in the future since we have recently secured $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income decreased by $0.2 million, primarily as a result of higher cash balances during the three months ended December 31, 2009.
Net loss and loss per share. Net loss during the three months ended December 31, 2010 and 2009 was $10.4 million and $5.9 million, respectively. Basic and diluted loss per share was $0.19 and $0.13, respectively, on weighted average shares outstanding of 55,193,753 and 45,554,930, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with both our October 2009 and December 2010 equity financings.
Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009
Revenues. Revenues decreased by $1.0 million or 17% Revenues from our industrialization agreement with sanofi-aventis decreased from $3.8 million to $1.4 million due to the nature and timing of milestones achieved during the six months ended December 31, 2010. As of December 31, 2010, there is one remaining milestone payment to be recognized, the recognition of which is dependent upon the production of commercially viable units of our Unifill syringe. Revenues from our exclusive licensing agreement with sanofi-aventis decreased from $1.4 million to $1.2 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.2 million decrease resulted from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business increased from $1.1 million to $2.7 million, primarily as a result of increased sales to B. Braun, our most significant contract manufacturing customer. We discontinued contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe. As a result, we increased production during the six months ended December 31, 2010 to ensure that we fulfill our obligation under our contract with B. Braun.
Cost of product sales. Cost of product sales increased by $0.7 million, or 53%, which was attributable to a higher level of product sales under our contract manufacturing sales activity.
Research and development expenses. Research and development expenses increased by $1.7 million, primarily as a result of additional expenditures incurred to finalize the product specifications of our Unifill syringe.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.8 million or 52%. During the six months ended December 31, 2010, we recorded $4.4 million of share-based compensation expense, an increase of $3.6 million compared to the same period last year. Our share-based compensation expense during the six months ended December 31, 2010 relates primarily to restricted stock and stock options issued to employees, directors and consultants during the second half of fiscal 2010 and the first half of fiscal 2011. Additionally, during fiscal 2010 and continuing into fiscal 2011, we increased the workforce at our York, Pennsylvania manufacturing facility, and as a result, we incurred payroll expenses and recruiting fees during the six months ended December 31, 2010 of $7.1 million, an increase of $2.4 million compared to the same period last year. Finally, during the six months ended December 31, 2010, we incurred expenses of $0.3 million in connection with the relocation to our new headquarters and manufacturing facility. These amounts were partially offset by a decrease of $1.5 million in legal and consulting fees due to significant costs incurred during the six months ended December 31, 2009 in connection with our redomiciliation to the United States.
Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million or 28% which was primarily attributable to $4.0 million of machinery placed into service during October 2009 relating to our 1mL syringe. We expect our depreciation and amortization expense to increase in the future as a result of the construction of our new headquarters and manufacturing facility and significant investments we have made and will continue to make to develop the facility, which includes the purchase of machinery for the Unifill syringe.
Interest expense. Interest expense was $64,000 and $61,000 during the six months ended December 31, 2010 and 2009, respectively. We expect that our interest expense will increase significantly in the future since we have recently secured $18.0 million in debt financing for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income decreased by $0.1 million, primarily as a result of higher cash balances during the six months ended December 31, 2009.
Net loss and loss per share. Net loss during the six months ended December 31, 2010 and 2009 was $17.6 million and $8.0 million, respectively. Basic and diluted loss per share was $0.32 and $0.19, respectively, on weighted average shares outstanding of 54,191,898 and 41,158,391, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with both our October 2009 and December 2010 equity financings.
Liquidity and Capital Resources
To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank term loans and payments from sanofi-aventis under our exclusive licensing and industrialization agreements. As of December 31, 2010, cash and cash equivalents were $39.1 million, restricted cash was $2.4 million and our long-term debt was $18.6 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro. As of June 30, 2010, cash and cash equivalents were $20.8 million and our long-term debt was $2.7 million. We expect to receive $3.2 million in assistance from the Commonwealth of Pennsylvania as described under “Business Developments” and 1.0 million euros of additional milestone-based payments from sanofi-aventis under the industrialization agreement during the remainder of fiscal 2011.
During October 2010, we secured $18.0 million of external financing from Metro for the construction of our new manufacturing facility. We used $6.9 million of the proceeds to repay amounts borrowed in August 2010 under our credit agreement with Univest.
During December 2010, we received $2.25 million from the Commonwealth of Pennsylvania in low-interest financing for land and the construction of our new corporate headquarters and manufacturing facility.
During December 2010 we raised $33.4 million, net of issuance costs, through a private placement and share purchase plan for our Australian and New Zealand stockholders.
We believe that our cash on hand will be sufficient to sustain operations through the fourth quarter of fiscal 2011.
Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We anticipate incurring additional losses until such time that we can generate significant sales and other potential sources of revenue from our propriety range of retractable syringes.
Certain bank loans secured by a subsidiary company also had a minimum debt service ratio financial covenant, with which we were not in compliance as of December 31, 2010. The $1.2 million long-term portion outstanding as of December 31, 2010 under these bank term loans has been reclassified to the current portion of long-term debt. In February 2011 we received a waiver from our lender for our previous non-compliance with this covenant.

The following table summarizes our cash flows during the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,654)	$(1,594)
Investing activities	(20,549)	(7,562)
Financing activities	49,526	48,686
Net Cash Used In Operating Activities
Net cash used in operating activities during the six months ended December 31, 2010 was $12.7 million compared to net cash used in operating activities of $1.6 million during the six months ended December 31, 2009. The decrease in cash flow was primarily due to $5.6 million of higher net loss after adding back depreciation and amortization and share-based compensation expense. The decrease was also attributable to the change in accounts receivable as a result of the nature and timing of amounts due from sanofi-aventis as well as the timing of accounts payable.
Net Cash Used in Investing Activities
Net cash used in investing activities was $20.5 million during the six months ended December 31, 2010, primarily as a result of construction costs incurred in connection with our new headquarters and manufacturing facility as well as costs incurred in connection with the purchase of machinery related to the lines for our Unifill syringe.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended December 31, 2010 was $49.5 million compared to $48.7 million during the six months ended December 31, 2009. During the six months ended December 31, 2010, we received $33.4 million in connection with our December 2010 private placement and share purchase plan, as well as $2.8 million upon the exercise of stock options. Additionally, during the six months ended December 31, 2010 we received $15.9 million in aggregate proceeds from our external financing from Metro and the Commonwealth of Pennsylvania. During the six months ended December 31, 2009, we received $47.1 million in connection with our October 2009 private placement and share purchase plan, as well as $1.8 million upon the exercise of stock options.

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
On February 10, 2011, Unilife Corporation (“UC”) and Unilife Medical Solutions, Inc (“UMSI”) entered into certain amendments (the “Amendments”) to three business loan agreements between UMSI and Metro Bank (the “Business Loan Agreements”). The Business Loan Agreements, in the original aggregate principal amount of $3.18 million, were entered into by Metro and Integrated Biosciences, Inc. (“IBS”), the predecessor of UMSI, between the period of December 2005 and August 2006, and were guaranteed by Edward J. Paukovits, Jr., the former majority shareholder of IBS. The Business Loan Agreements were assumed by UMSI in connection with the acquisition of UMSI. Under the terms of the Amendments, Metro agreed to release Mr. Paukovits as a guarantor under the Business Loan Agreements and to substitute UC as guarantor of UMSI’s obligations under the Business Loan Agreements. The Amendments also made certain changes to the covenants and debt ratios contained in the Business Loan Agreements to make such provisions consistent with the provisions of the Loan Agreement dated as of October 20, 2010 between Metro and Unilife Cross Farm LLC relating to the financing of the Company’s new facility in York Pennsylvania, which loan is guaranteed by both UC and UMSI.

Item 6.	Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
10.1	Form of Subscription Agreement (the Company entered into separate Subscription Agreements with the investors in substantially the same fore set forth in Exhibit 10.1)		8-K	10.1	December 2, 2010
10.2	Form of Option Agreement (the Company entered into separate Option Agreements with the investors in substantially the same form set forth in Exhibit 10.2)		8-K	10.2	December 2, 2010
10.3	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010
10.4	2010 Unilife Share Purchase Plan Terms and Conditions		8-K	10.1	January 6, 2011
10.5	Separation Agreement and General Release between Unilife Corporation and Bernhard Opitz	X
10.6	Employment Agreement between Unilife Corporation and Ramin Mojdehbakhsh, Ph.D.		8-K	10.1	February 7, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X
32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNILIFE CORPORATION
Date: February 14, 2011	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer