Form 10-Q
period 2011-03-31
Unilife Corp
filed 2011-05-16
CIK 1476170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2011, 63,851,300 shares of the registrant’s common stock were outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31, 2011	June 30, 2010
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$27,788	$20,750
Restricted cash	2,400	—
Accounts receivable	6	1,556
Inventories	564	797
Prepaid expenses and other current assets	430	637

Total current assets	31,188	23,740
Property, plant and equipment, net	53,562	29,972
Goodwill	12,916	10,792
Intangible assets, net	43	40
Other assets	489	273

Total assets	$98,198	$64,817

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,559	$6,044
Accrued expenses	3,060	2,911
Current portion of long-term debt	2,297	1,648
Deferred revenue	2,633	2,188

Total current liabilities	11,549	12,791
Long-term debt, less current portion	19,362	1,093
Deferred revenue	5,924	6,563

Total liabilities	36,835	20,447

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2011; none issued or outstanding as of March 31, 2011 and June 30, 2010	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 2011; 63,590,343 and 54,761,848 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	636	548
Additional paid-in-capital	166,918	122,397
Accumulated deficit	(109,787)	(79,650)
Accumulated other comprehensive income	3,596	1,075

Total stockholders’ equity	61,363	44,370

Total liabilities and stockholders’ equity	$98,198	$64,817

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization fees	$—	$1,250	$1,350	$5,082
Licensing fees	642	576	1,849	2,006
Product sales and other	8	591	2,756	1,682

Total revenues	650	2,417	5,955	8,770
Cost of product sales	450	569	2,449	1,835

Gross profit	200	1,848	3,506	6,935
Operating expenses:
Research and development	2,723	6,899	6,941	8,623
Selling, general and administrative	9,117	7,008	24,386	17,229
Depreciation and amortization	827	390	2,492	1,727

Total operating expenses	12,667	14,297	33,819	27,579

Operating loss	(12,467)	(12,449)	(30,313)	(20,644)
Interest expense	177	30	241	91
Interest income	(128)	(450)	(332)	(707)
Other expense (income), net	17	35	(85)	15

Net loss	$(12,533)	$(12,064)	$(30,137)	$(20,043)

Loss per share:
Basic and diluted loss per share	$(0.20)	$(0.23)	$(0.53)	$(0.45)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(unaudited)

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
	(in thousands except share data)
Balance as of July 1, 2010	54,761,848	$548	$122,397	$(79,650)	$1,075	$44,370
Comprehensive loss:
Net loss	—	—	—	(30,137)	—	(30,137)
Foreign currency translation	—	—	—	—	2,521	2,521

Comprehensive loss						(27,616)
Issuance of options and warrants to purchase common stock	—	—	3,081	—	—	3,081
Issuance of restricted stock	220,000	2	5,014	—	—	5,016
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	7,048,373	70	33,361	—	—	33,431
Issuance of common stock upon exercise of stock options	1,536,938	16	2,939	—	—	2,955
Issuance of common stock to employees	23,184	—	126	—	—	126

Balance as of March 31, 2011	63,590,343	$636	$166,918	$(109,787)	$3,596	$61,363

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(30,137)	$(20,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,492	1,727
Share-based compensation expense	6,602	6,765
Changes in assets and liabilities:
Accounts receivable	1,745	5,744
Inventories	238	384
Prepaid expenses and other current assets	216	(821)
Other assets	(209)	255
Accounts payable	(299)	(150)
Accrued expenses	972	(604)
Deferred revenue	(1,849)	(2,009)

Net cash used in operating activities	(20,229)	(8,752)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,086)	(9,604)
Purchases of certificates of deposit	—	(9,106)

Net cash used in investing activities	(27,086)	(18,710)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	33,431	47,117
Proceeds from the exercise of options to purchase common stock	2,955	1,817
Proceeds from the issuance of long-term debt	19,024	—
Principal payments on long-term debt and capital lease obligations	(357)	(311)
Proceeds from the issuance of note payable	6,900	—
Principal payments on note payable	(6,900)	—
Decrease (increase) in restricted cash	(2,400)	433

Net cash provided by financing activities	52,653	49,056
Effect of exchange rate changes on cash	1,700	(416)

Net increase in cash and cash equivalents	7,038	21,178
Cash and cash equivalents at beginning of period	20,750	3,627

Cash and cash equivalents at end of period	$27,788	$24,805

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued liabilities	$2,984	$423

Purchases of property, plant and equipment pursuant to capital lease agreements	$251	$19

Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	$—	$5,890

Purchases of property, plant and equipment through the issuance of warrants	$1,621	$—

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
2. Liquidity
The Company incurred losses from operations during both the year ended June 30, 2010 and the nine months ended March 31, 2011 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of retractable syringes. Management estimates that cash and cash equivalents of $27.8 million as of March 31, 2011 are sufficient to sustain planned operations through the end of the second quarter of fiscal 2012.
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
During December 2010, the Company received $2.25 million from the Commonwealth of Pennsylvania in financing for land and the construction of its new corporate headquarters and manufacturing facility.
During December 2010, the Company issued 7,048,373 shares of common stock and 2,268,934 options to purchase common stock for aggregate proceeds of A$34.1 million ($33.4 million), net of issuance costs, through an Australian private placement and a share purchase plan for the Company’s Australian and New Zealand stockholders. The Company is using the proceeds from the private placement and share purchase plan to purchase additional capital equipment and for general operations, including the development of additional pipeline products.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

	March 31, 2011	June 30, 2010
	(in thousands)
Raw materials	$461	$649
Work in process	63	148
Finished goods	40	—

Total inventories	$564	$797

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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales to B. Braun, a customer who accounted for 10% or more of the Company’s revenue, were $0.6 million during the three months ended March 31, 2010 and $2.5 million and $1.7 million during the nine months ended March 31, 2011 and 2010, respectively.
Reclassifications
Certain amounts in the consolidated statements of operations were reclassified from selling, general and administrative expenses to research and development expenses. Management has determined that activities performed by certain employees were more closely associated with research and development activities and has reclassified those items on the accompanying consolidated statements of operations.
This reclassification did not affect the consolidated balance sheets or consolidated statements of cash flows. Additionally, the reclassification did not affect operating loss or net loss on the consolidated statements of operations. The following table summarizes the as reported and as adjusted amounts related to the reclassification discussed above:

	Three Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010
	(in thousands)
Research and development — as reported	$6,269	$6,955
Research and development — as adjusted	$6,899	$8,623
Selling, general and administrative — as reported	$7,638	$18,897
Selling, general and administrative — as adjusted	$7,008	$17,229
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820 (“ASU 2010-06”). ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted ASU 2010-06 on January 1, 2011 and its adoption did not have a material impact on its consolidated financial statements.
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
4. Equity Transactions and Share-Based Compensation
In December 2010, the Company issued 7,048,373 shares of common stock and 2,268,934 options to purchase common stock for aggregate proceeds of A$34.1 million ($33.4 million), net of issuance costs, through an Australian private placement and a share purchase plan for the Company’s Australian and New Zealand stockholders. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. The options first become exercisable in June 2011 and will expire in December 2013.
The Company recognized share-based compensation expense related to stock options, grants of restricted stock and common stock to employees, directors and consultants of $2.2 million and $6.0 million during the three months ended March 31, 2011 and 2010, respectively and $6.6 million and $6.8 million during the nine months ended March 31, 2011 and 2010, respectively.
In January 2011, the Company granted 23,184 shares of common stock to certain employees. The Company recorded a charge to operations of $0.1 million related to the issuance of these shares.
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
In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of March 31, 2011 were valued at $2.73 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.2 years to 2.0 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
In February 2011, the Company issued 300,000 options to purchase common stock to its Chief Operating Officer under the Stock Incentive Plan. The options are exercisable at $4.85 per share and vest in eight equal installments based upon the achievement of operational and product milestones as determined by the compensation committee of the board of directors. The weighted average grant date fair value of the options was $2.31 per share and the fair value of the options is being expensed on a straight-line basis over a weighted average estimated service period of 1.2 years.
During the nine months ended March 31, 2011, the Company granted 893,517 additional options to purchase common stock to certain employees and directors under the Stock Incentive Plan. The weighted average exercise price of the options was $5.82 per share. The majority of the options vest over a period of three years, with the exception of 60,000 options, which vest upon meeting certain performance targets, as defined in the agreement. The weighted average grant date fair value of the options was $2.74 per share.
The following is a summary of activity related to stock options held by employees and board members during the nine months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2010	4,058,701	$3.64
Granted	1,193,517	5.58
Exercised	(506,364)	2.07
Cancelled	(263,740)	3.73

Outstanding as of March 31, 2011	4,482,114	$4.33	4.0	$6,894

Exercisable as of March 31, 2011	1,583,335	$2.47	2.2	$4,775

The following is a summary of activity related to stock options and warrants held by non-employees during the nine months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2010	6,355,642	$6.95
Granted	2,868,934	9.06
Exercised	(1,030,574)	2.04
Cancelled	—	—

Outstanding as of March 31, 2011	8,194,002	$8.31	2.4	$2,563

Exercisable as of March 31, 2011	4,925,068	$7.87	2.0	$2,563

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.1 million. The total intrinsic value of stock options exercised during the nine months ended March 31, 2011 and 2010 was $5.5 million and $4.6 million, respectively. Of the 6,167,713 non-vested options, 1,000,000 are held by a consultant.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the nine months ended March 31, 2011 (the period subsequent to the Company’s redomiciliation), the period from January 27, 2010 to March 31, 2010 (the period subsequent to the Company’s redomiciliation) and the period from July 1, 2010 to January 26, 2010 (the period prior to the Company’s redomiciliation):

	Nine Months Ended	Period From January 27, 2009 to	Period From July 1, 2009 to
	March 31, 2011	March 31, 2010	January 26, 2010
Number of stock options and warrants granted	1,793,517	904,000	1,383,333
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.72%	2.43%	4.68%
Expected volatility	59%	60%	77%
Expected life (in years)	4.8	3.99	4.38
The assumptions noted above for the nine months ended March 31, 2011 do not include amounts related to the options issued in the December 2010 private placement as discussed above. The assumptions noted above for the period from July 1, 2009 to January 26, 2010 do not include amounts related to the 3,643,429 options issued in the Company’s October 2009 private placement.
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
In February 2011, the Company issued 120,000 shares of restricted stock to its Chief Operating Officer under the Stock Incentive Plan. A total of 80,000 shares of the restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years and a total of 40,000 shares of restricted stock vest upon the achievement of certain performance conditions, as defined in the agreement. The grant date fair value of the restricted shares was $4.85 per share.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
During the nine months ended March 31, 2011, the Company issued 100,000 additional shares of restricted stock to certain employees. The shares of restricted stock vest on certain anniversaries from the date of grant, ranging from one to three years. The weighted average grant date fair value of the restricted shares was $5.67 per share.
As of March 31, 2011, 2,038,000 shares of restricted stock remain unvested.
5. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	March 31, 2011	June 30, 2010
	(in thousands)
Building	$31,272	$—
Machinery and equipment	15,012	10,848
Computer software	2,457	528
Furniture and fixtures	318	737
Construction in progress	7,435	18,560
Land	2,036	2,036
Leasehold improvements	—	1,026

	58,530	33,735
Less: accumulated depreciation and amortization	(4,968)	(3,763)

Property, plant and equipment, net	$53,562	$29,972

Construction in progress as of March 31, 2011 consisted primarily of amounts incurred in connection with the machinery related to the lines for the Unifill syringe. Construction in progress as of June 30, 2010 consisted primarily of amounts incurred in connection with the construction of the Company’s new manufacturing facility and the machinery related to the lines for the Unifill syringe.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill during the nine months ended March 31, 2011 are as follows:

(in thousands)
Balance as of July 1, 2010	$10,792
Foreign currency translation	2,124

Balance as of March 31, 2011	$12,916

Intangible assets consist of patents acquired in a business acquisition of $80,000. Related accumulated amortization as of March 31, 2011 and June 30, 2010 was $37,000 and $40,000 respectively, and future amortization expense is scheduled to be $5,000 annually.
7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2011	June 30, 2010
	(in thousands)
Mortgage loans	$16,774	$—
Bank term loans	2,168	2,393
Commonwealth of Pennsylvania financing authority loan	2,239	—
Commonwealth of Pennsylvania assisted machinery loans	260	332
Other	218	16

	21,659	2,741
Less: current portion of long-term debt	2,297	1,648

Total long-term debt	$19,362	$1,093

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
As of March 31, 2011, $13.02 million was outstanding under the $14.25 million note and the Company was fully drawn on the $3.75 million note.
Bank Term Loans
Bank term loans consist of three term loans payable. The loans bear interest at a rate of prime (3.25% as of March 31, 2011) plus 1.50%. (4.75% as of March 31, 2011) per annum and mature on dates ranging from August 2011 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment. In February 2011, the bank term loan agreements were amended so that the covenants are consistent with those under the Company’s mortgage loans as discussed above. Due to the previous violation of the bank term loan covenants, the $1.2 million long-term portion outstanding as of March, 2011 under these bank term loans is classified in the current portion of long-term debt.
Commonwealth of Pennsylvania Financing Authority Loan
In October 2009, the Company accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania which included up to $2.25 million in financing for land and the construction of its new manufacturing facility. In December 2010, Unilife Cross Farm LLC, a subsidiary of the Company (“Cross Farm”), received the $2.25 million loan which bears interest at a rate of 5.0% per annum, matures in January 2021 and is secured by a third mortgage on its new facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, who holds the first and second mortgages on its new facility.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
8. Loss Per Share
The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Numerator
Net loss	$(12,533)	$(12,064)	$(30,137)	$(20,043)
Denominator
Weighted average number of shares used to compute basic loss per share	61,504,793	52,497,400	56,593,944	44,882,882
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted loss per share	61,504,793	52,497,400	56,593,944	44,882,882
Basic and diluted loss per share	$(0.20)	$(0.23)	$(0.53)	$(0.45)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 1,987,333 and 757,288 were excluded from the calculation of basic and diluted loss per share during the three months ended March 31, 2011 and 2010, respectively and unvested shares of restricted stock totaling 1,921,763 and 252,429 were excluded from the calculation of basic and diluted loss per share during the nine months ended March 31, 2011 and 2010, respectively.
In addition, stock options (non-participating securities) totaling 12,542,042 and 9,904,732 during the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share and stock options totaling 10,805,392 and 7,315,529 during the nine months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended March 31, 2011 and 2010, these shares would have had an effect of 1,576,992 and 2,580,716 diluted shares, respectively, for purposes of calculating diluted loss per share. Had the Company reported net income during the nine months ended March 31, 2011 and 2010, these shares would have had an effect of 1,784,345 and 2,296,046 diluted shares, respectively, for purposes of calculating diluted loss per share.
9. Contingencies
From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.
10. Business Alliances
sanofi-aventis
The Company signed an exclusive licensing agreement and an industrialization agreement with sanofi-aventis, a multinational pharmaceutical company, between June 2008 and July 2009. Under the terms of these agreements, sanofi-aventis has agreed to pay the Company an aggregate of approximately $36.4 million in exclusivity fees and industrialization milestone payments for the exclusive right to negotiate the purchase of the Unifill ready-to-fill (prefilled) syringe (Unifill syringe or product).
Pursuant to the exclusive licensing agreement, sanofi-aventis has paid the Company a 10.0 million euro ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million, which is being recognized on a straight-line basis over the remaining term of the agreement.
Pursuant to the industrialization agreement, sanofi-aventis has agreed to pay the Company up to 17.0 million euros ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. As of March 31, 2011 there is one remaining 1.0 million euro milestone payment to be recognized under the industrialization agreement, which requires the Company to produce commercially viable units of the Unifill syringe.
This exclusive right for sanofi-aventis to negotiate for the purchase of the Unifill syringe is limited to the therapeutic drug classes of anti-thrombotic agents, vaccines and four confidential sub-classes until June 30, 2014 (exclusivity list). The Company is able to negotiate with other pharmaceutical companies seeking to utilize the Unifill syringe with drugs targeted for use in therapeutic drug classes outside of those retained by sanofi-aventis under its exclusivity list. Upon mutual agreement by both parties, sanofi-aventis may add additional therapeutic sub-classes to the exclusivity list for the Unifill syringe provided the Company has not previously signed exclusive terms for the product to a third party. The Company is not obligated to sell more than 30% of its annual production capacity for the Unifill syringe to sanofi-aventis without written notification up to two years in advance.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
11. Financial Instruments
The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(in thousands)
Assets:
Cash equivalents — certificates of deposit	$1,000	$1,000	$18,629	$18,629

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market
	Prices in Active	Significant	Significant
	Markets for	Other	Unobservable	Total
	Identical Assets	Observable Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
	(in thousands)
Cash equivalents — certificates of deposit (March 31, 2011)	$—	$1,000	$—	$1,000

Cash equivalents — certificates of deposit (June 30, 2010)	$—	$18,629	$—	$18,629

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

In addition, we manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Pennsylvania, which are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.
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
Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010 and the nine months ended March 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization fees	$—	$1,250	$1,350	$5,082
Licensing fees	642	576	1,849	2,006
Product sales and other	8	591	2,756	1,682

Total revenues	650	2,417	5,955	8,770
Cost of product sales	450	569	2,449	1,835

Gross profit	200	1,848	3,506	6,935
Operating expenses:
Research and development	2,723	6,899	6,941	8,623
Selling, general and administrative	9,117	7,008	24,386	17,229
Depreciation and amortization	827	390	2,492	1,727

Total operating expenses	12,667	14,297	33,819	27,579

Operating loss	(12,467)	(12,449)	(30,313)	(20,644)
Interest expense	177	30	241	91
Interest income	(128)	(450)	(332)	(707)
Other expense (income), net	17	35	(85)	15

Net loss	$(12,533)	$(12,064)	$(30,137)	$(20,043)

Loss per share:
Basic and diluted loss per share	$(0.20)	$(0.23)	$(0.53)	$(0.45)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues. Revenues decreased by $1.8 million or 73%. During the three months ended March 31, 2011, we did not recognize any revenue under our industrialization agreement with sanofi-aventis. As of March 31, 2011, there is one remaining milestone payment to be recognized, the recognition of which is dependent upon the production of commercially viable units of our Unifill syringe. Revenues from our industrialization agreement with sanofi-aventis were $1.3 million during the three months ended March 31, 2010. Revenues from our exclusive licensing agreement with sanofi-aventis were $0.6 million during both the three months ended March 31, 2011 and 2010. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased by $0.6 million, as we discontinued our contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe.

Cost of product sales. Our cost of product sales during the three months ended March 31, 2011 consist primarily of amounts incurred related to the write-off of obsolete inventory.
Research and development expenses. Research and development expenses decreased by $4.2 million. During the three months ended March 31, 2010, we incurred a charge of $4.3 million in connection with the issuance of 833,333 fully vested shares of common stock to certain employees in consideration of their transfer to us of certain intellectual property rights.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.1 million or 30%. During the three months ended March 31, 2011, we recorded $2.2 million of share-based compensation expense, an increase of $0.5 million compared to the same period last year. Our share-based compensation expense during the three months ended March 31, 2011 relates primarily to restricted stock and stock options issued to employees, directors and consultants under our 2009 Stock Incentive Plan. Additionally, during fiscal 2010, and continuing into fiscal 2011, we increased the workforce at our York, Pennsylvania manufacturing facility, and as a result, we incurred payroll expenses and recruiting fees during the three months ended March 31, 2011 of $3.5 million, an increase of $1.5 million compared to the same period last year. These amounts were partially offset by a decrease of $0.6 million in legal and consulting fees due to significant costs incurred during the three months ended March 31, 2010 in connection with our redomiciliation to the United States.
Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million or 112%, primarily as a result of the completion of construction of our new headquarters and manufacturing facility. We expect our depreciation and amortization expense to increase in the future as a result of our anticipated fourth quarter purchases of machinery for the Unifill syringe.
Interest expense. Interest expense was $0.2 million and $30,000 during the three months ended March 31, 2011 and 2010, respectively. This increase was attributable to interest expense incurred related to our $18.0 million in debt financing obtained in October 2010 for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income decreased by $0.3 million, primarily as a result of fluctuations in interest rates.
Net loss and loss per share. Net loss during the three months ended March 31, 2011 and 2010 was $12.5 million and $12.1 million, respectively. Basic and diluted loss per share was $0.20 and $0.23, respectively, on weighted average shares outstanding of 61,504,793 and 52,497,400, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our December 2010 equity financing.
Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010
Revenues. Revenues decreased by $2.8 million or 32%. Revenues from our industrialization agreement with sanofi-aventis decreased from $5.1 million to $1.4 million due to the nature and timing of milestones achieved during the nine months ended March 31, 2011. As of March 31, 2011, there is one remaining milestone payment to be recognized, the recognition of which is dependent upon the production of commercially viable units of our Unifill syringe. Revenues from our exclusive licensing agreement with sanofi-aventis decreased from $2.0 million to $1.8 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.2 million decrease resulted from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business increased from $1.7 million to $2.8 million, primarily as a result of increased sales to B. Braun, our most significant contract manufacturing customer during the first and second quarters of fiscal 2011. We discontinued contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe.
Cost of product sales. Cost of product sales increased by $0.6 million, or 33%, which was attributable to a higher level of product sales under our contract manufacturing sales activity. Our cost of product sales during the nine months ended March 31, 2011 include amounts incurred related to the write-off of obsolete inventory.
Research and development expenses. Research and development expenses decreased by $1.7 million. During the nine months ended March 31, 2010, we incurred a charge of $4.3 million in connection with the issuance of 833,333 fully vested shares of common stock to certain employees in consideration of their transfer to us of certain intellectual property rights. This decrease was partially offset by an increase in expenditures incurred to finalize the product specifications of our Unifill syringe.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $7.2 million or 42%. During the nine months ended March 31, 2011, we recorded $6.6 million of share-based compensation expense, an increase of $4.1 million compared to the same period last year. Our share-based compensation expense during the nine months ended March 31, 2011 relates primarily to restricted stock and stock options issued to employees, directors and consultants under our 2009 Stock Incentive Plan. Additionally, during fiscal 2010 and continuing into fiscal 2011, we increased the workforce at our York, Pennsylvania manufacturing facility, and as a result, we incurred payroll expenses and recruiting fees during the nine months ended March 31, 2011 of $8.8 million, an increase of $3.5 million compared to the same period last year. These amounts were partially offset by a decrease of $2.4 million in legal and consulting fees due to significant costs incurred during the nine months ended March 31, 2010 in connection with our redomiciliation to the United States.
Depreciation and amortization expense. Depreciation and amortization expense increased by $0.8 million or 44% which was attributable to $4.0 million of machinery placed into service during October 2009 relating to our 1mL syringe and the completion of construction of our new headquarters and manufacturing facility. We expect our depreciation and amortization expense to increase in the future as a result of our anticipated fourth quarter purchases of machinery for the Unifill syringe.
Interest expense. Interest expense was $0.2 million and $91,000 during the nine months ended March 31, 2011 and 2010, respectively. This increase was attributable to interest expense incurred related to our $18.0 million in debt financing obtained in October 2010 for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income decreased by $0.4 million, primarily as a result of fluctuations in interest rates.
Net loss and loss per share. Net loss during the nine months ended March 31, 2011 and 2010 was $30.1 million and $20.0 million, respectively. Basic and diluted loss per share was $0.53 and $0.45, respectively, on weighted average shares outstanding of 56,593,944 and 44,882,882, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with both our October 2009 and December 2010 equity financings.
Liquidity and Capital Resources
To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank term loans and payments from sanofi-aventis under our exclusive licensing and industrialization agreements. As of March 31, 2011, cash and cash equivalents were $27.8 million, restricted cash was $2.4 million and our long-term debt was $21.7 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro. As of June 30, 2010, cash and cash equivalents were $20.8 million and our long-term debt was $2.7 million. We expect to receive $3.2 million in assistance from the Commonwealth of Pennsylvania during fiscal 2012. Additionally, we expect to receive 1.0 million euros of additional milestone-based payments from sanofi-aventis under the industrialization agreement during the first quarter of fiscal 2012.
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
We believe that our cash on hand will be sufficient to sustain operations through the end of the second quarter of fiscal 2012.
Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We anticipate incurring additional losses until such time that we can generate significant sales and other potential sources of revenue from our propriety range of retractable syringes.

The following table summarizes our cash flows during the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,229)	(8,752)
Investing activities	(27,086)	(18,710)
Financing activities	52,653	49,056
Net Cash Used In Operating Activities
Net cash used in operating activities during the nine months ended March 31, 2011 was $20.2 million compared $8.8 million during the nine months ended March 31, 2010. The increase in cash used in operating activities was primarily due to $9.5 million of higher net loss after adding back depreciation and amortization and share-based compensation expense and increases in accounts receivable as a result of the nature and timing of amounts due from sanofi-aventis as well as the timing of accounts payable.
Net Cash Used in Investing Activities
Net cash used in investing activities was $27.1 million during the nine months ended March 31, 2011, primarily as a result of construction costs incurred in connection with our new headquarters and manufacturing facility as well as costs incurred in connection with the purchase of machinery related to the lines for our Unifill syringe.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended March 31, 2011 was $52.7 million compared to $49.1 million during the nine months ended March 31, 2010. During the nine months ended March 31, 2011, we received $33.4 million in connection with our December 2010 private placement and share purchase plan, as well as $3.0 million upon the exercise of stock options. Additionally, during the nine months ended March 31, 2011 we received $19.0 million in aggregate proceeds from our external financing from Metro and the Commonwealth of Pennsylvania. During the nine months ended March 31, 2010, we received $47.1 million in connection with our October 2009 private placement and share purchase plan, as well as $1.8 million upon the exercise of stock options.

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
Foreign Currency Exchange Rate Fluctuations
Certain of our revenues are derived from payments under our industrialization agreement received in euros while we incur most of our expenses in U.S. dollars and Australian dollars. In addition, a portion of our cash and cash equivalents and investments are held at Australian banking institutions and are denominated in Australian dollars. We are exposed to foreign currency exchange rate risks on these amounts. We currently do not utilize options or forward contracts to mitigate changes in foreign currency exchange rates. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenues and expenses of our non-U.S. entities using the average exchange rate during the applicable period.

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

Item 6.	Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Exhibit		Included
No.	Description of Exhibit	Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X
32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNILIFE CORPORATION
Date: May 16, 2011	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer