Form 10-K
period 2011-06-30
Unilife Corp
filed 2011-09-13
CIK 1476170

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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

Registrant’s telephone number, including area code (717) 384-3400

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $310.4 million, computed by reference to the closing sale price of the Company’s common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of September 1, 2011, there were 64,058,508 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2011.

UNILIFE CORPORATION

FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2011

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

References to the “Company”, “we”, “our” or “us” include Unilife Corporation and its consolidated subsidiaries, including UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.

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

Overview

We are a U.S. based developer and commercial supplier of a diversified portfolio of advanced drug delivery systems. We collaborate with pharmaceutical and biotechnology companies seeking to optimize drug lifecycles and generate differentiation for their brand in competitive therapeutic markets through the use of innovative devices that can improve patient care, protect healthcare workers and prevent disease. We have developed a broad portfolio of drug delivery systems in direct response to unmet market needs for macromolecule injectable drugs including biologics.

Our Unifill® syringe, the world’s first and only known, commercially available, ready-to-fill syringe with automatic, user-controlled safety features integrated within the glass barrel, sits at the leading edge of a proprietary platform of primary drug containers. The Unifill syringe is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with an injectable drug or vaccine of up to 1mL in dose volume. As a primary drug container, the Unifill syringe has USP Class Six compatible materials within the drug fluid path. Following our supply of the Unifill syringe to the pharmaceutical company, they are primarily responsible for the filling, packaging, shipment, regulatory approval, clinical use and marketing of the drug-device combination product. The Unifill syringe is suitable for use by healthcare workers and by patients that self-administer prescription medication outside of healthcare facilities.

We have a strategic relationship with Sanofi, a large global pharmaceutical company, pursuant to which it has paid to us 10.0 million euros under an exclusive licensing agreement plus an additional 17.0 million euros during the industrialization program for the Unifill syringe. Together, these payments (equating to approximately $40 million in total based upon currency rates at the time of payments) provide Sanofi with the exclusive right to negotiate for the purchase of the Unifill syringe within the main therapeutic classes of anti-thrombotic agents, vaccines and four smaller confidential sub-classes until June 30, 2014.

We commenced initial production and supply of the Unifill syringe to Sanofi and one other U.S. based pharmaceutical company in July 2011. We are also in discussions with other pharmaceutical companies regarding the supply of, and access to, the Unifill syringe, within therapeutic drug classes outside of those retained by Sanofi.

We expect that current and future customers will seek to utilize initial units of the Unifill syringe for required compatibility and stability studies with target injectable drugs and vaccines.

Our Unifill portfolio of ready-to-fill syringes with integrated safety features is now being expanded to support the delivery of other prefilled injectable drugs and vaccines. Our Unifill Select syringes are designed for the use of interchangeable needles of up to 1 1/2” in length. They can be prefilled either with liquid stable drugs for therapeutic classes such as vaccines where intramuscular injections are commonly required, or with a diluent for use with lyophilized drugs supplied in a vial for reconstitution at the point of delivery. We have also developed and filed provisional patent applications for the Unifill EZMix range of syringes with multiple chambers that contain the lyophilized drug and the diluent for reconstitution within the single delivery system.

Additional technology platforms that we have developed in response to the unmet device needs of pharmaceutical companies include patient self-administration systems including auto-injectors and wearable subcutaneous pump infusion systems for viscous, large-volume drugs, and other specialized devices for targeted organ delivery. We also supply our Unitract 1mL range of syringes to medical distributors for use within healthcare facilities and by patients that self-administer prescription medication.

These technology platforms may also facilitate the customization of each device to address the specific pharmaceutical, molecular and patient requirements of a target drug supplied in either a liquid stable form or lyophilized for reconstitution. As our devices can form an integral part of the drug-device combination product that is submitted to regulatory agencies for approval, our collaboration with pharmaceutical companies can begin during the early clinical development of a pipeline drug and potentially span its entire commercial lifecycle.

Our goal is to enter into commercial supply contracts with pharmaceutical companies, as well as to enter into development agreements under which a pharmaceutical company may fund the development or customization of a Unilife device for use with its drugs entering into scheduled clinical trials. Programs to develop products suitable for use in scheduled clinical trials are now ongoing with one pharmaceutical company.

We design and manufacture our devices out of a state-of-the-art global headquarters and production facility located in York, Pennsylvania. We opened the 165,000 square foot facility in December 2010 following a $32 million one-year construction program. The facility includes a 100,000 square foot production center that contains eleven cleanrooms, a product development center, quality labs, machine shops and a fully segregated warehouse. Activities undertaken at the site include device design, rapid prototyping, pilot and commercial production, bio-analytical testing, packaging, quality assurance and supply chain. All activities are guided by business systems, such as SAP ERP, that complement those of pharmaceutical companies. Our Quality Management System is fully certified to ISO 13485 and operates in compliance with 21 CRF 210/211 for pharmaceuticals and 21 CFR 820 for medical devices.

Market Opportunity

The Pharmaceutical Market for Pre-Filled Syringes

A ready-to-fill or prefilled syringe serves as a primary drug container for an injectable drug or vaccine.

Prefilled syringes have a number of advantages over conventional plastic syringes that typically draw medication from vials or ampoules at the time of administration. First, prefilled syringes help pharmaceutical companies improve manufacturing efficiencies through the elimination of drug wastage commonly associated with the overfilling of multi-use vials. Second, healthcare workers often prefer prefilled syringes because they can facilitate a relatively fast, accurate and convenient administration of a drug. Furthermore, a pre-measured dose of an injectable drug in a prefilled syringe can help reduce the risk of dosing errors. Finally, the relative ease-of-use and accuracy of prefilled syringes can also make them suitable for patient self-administration of many types of prescription medication.

Prefilled syringes are supplied to a pharmaceutical company ‘ready for filling’ with an injectable drug or vaccine, before it is packaged and shipped for administration by either healthcare workers or by patients that self-administer prescription medication outside of healthcare facilities. Prefilled syringes are made of glass, with USP compliant materials within the fluid path to support the compatibility and stability of the target drug within the device for an average period of at least two years. The majority of prefilled syringes are used with drugs supplied in a liquid stable dose format of up to 1mL in volume, and targeted for administration either by subcutaneous or intramuscular injection. Some lyophilized drugs requiring reconstitution at the point of delivery are also supplied in a dual-chamber prefilled syringe where one container is filled with a drug and another chamber with diluent.

We are aware of more than 50 drugs and vaccines that are currently available in a prefilled syringe format from more than 20 pharmaceutical companies, and believe that a number of pipeline drugs are likely to be supplied in this format in the future. Greystone Associates, a medical and health care technology consulting firm, has estimated that approximately 2.54 billion prefilled syringes were used globally in 2010, and that this number will increase significantly in the coming years. Another market research firm, MarketsandMarkets, estimates that the market for prefilled syringes was valued at $2.55 billion in 2010, and is projected to increase to $4.806 billion in 2015, representing a compound average growth rate of 13.5%.

Drugs targeted for use across more than a dozen therapeutic classes that are currently supplied in a prefilled syringe format include anti-coagulants to prevent and treat thrombosis, anti-inflammatories to treat rheumatoid arthritis, anti-infectives to treat hepatitis B and C, hematological drugs to stimulate production of red or white blood cells to treat anemia or fight infection, and vaccines which seek to prevent a range of diseases. We expect that prefilled syringes will also be increasingly used in the coming years as a drug delivery device for other therapeutic drug classes including obstetrics, oncology, osteoporosis and human growth hormone treatment.

Increased Focus on Prevention of Needlestick Injuries

The World Health Organization estimates that 1.3 million people die each year as a result of unsafe injection practices, which can include syringe re-use and needlestick injuries. Unsafe injection practices result in the transmission of a number of blood-borne diseases such as HIV/AIDS and hepatitis C. The U.S. Centers for Disease Control and Prevention estimates that 385,000 needlestick and other sharps-related injuries are sustained by U.S. hospital-based healthcare personnel each year. The U.S. Occupational Safety and Health Administration, or OSHA, estimates that when other secondary healthcare settings are also taken into account, there are as many as 800,000 needlestick injuries to U.S. healthcare workers each year. To help minimize the transmission of blood-borne pathogens caused by unsafe injection practices, many international healthcare and pharmaceutical markets are transitioning to the mandatory use of safety syringes.

In many sophisticated healthcare markets, governments are focused on the mandatory use of safety devices within healthcare facilities to protect healthcare workers from the risk of acquiring blood-borne pathogens via needlestick injuries. The United States was the first nation to mandate the use of safety syringes and other safety-engineered medical devices within healthcare facilities, with the adoption of the Federal Needlestick Prevention Act in 2000, or FNSPA, and the subsequent revision to the Bloodborne Pathogens Standard (BPS).

The European Union has also introduced a directive in March 2010 requiring member countries to introduce laws within three years requiring the use of needlestick prevention products within healthcare facilities. Other countries such as Canada and Australia have also taken steps to encourage the use of safety syringes. As a result of this existing and proposed legislation, safety syringes are now commonly used within the healthcare facilities in a number of countries.

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

We are not aware of any prefilled syringe with passive safety features that are integrated within the glass barrel. To improve compliance with legislation such as the FNSPA, a number of pharmaceutical companies attach ancillary safety products onto standard prefilled syringes following dose filling and prior to packaging. We estimate that approximately half of the approved drugs currently available in a prefilled syringe format are supplied by the pharmaceutical manufacturer with some type of ancillary safety device. The majority of these ancillary safety products slide an external plastic sheath or guard over the needle once the injection has been completed.

It is costly for pharmaceutical companies to purchase these ancillary safety products and to operate the automated assembly systems required to attach them onto a standard prefilled syringe. The relatively large size of prefilled syringes supplied with an ancillary safety device can also significantly increase the shipping and packaging costs of pharmaceutical companies. Furthermore, some of these prefilled syringes supplied with an ancillary safety device require the removal of the device from the body prior to activation of the safety mechanism, creating the risk of infection via needlestick injury or aerosol (splatter). Thus, we believe that there is a significant market opportunity for the Unifill syringe that has passive and integrated safety features and is compatible with pharmaceutical companies’ drug filling systems.

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

Increasing Pharmaceutical Investment in Large-Molecule Drugs

The composition of clinical development pipelines is being increasingly dominated by large-molecule injectable drugs, such as biologics, with specific formulation and delivery requirements. Biological drugs are created by biologic processes, rather than being chemically synthesized. They are used in the treatment of many acute and chronic diseases such as cancer, rheumatoid arthritis, diabetes, multiple sclerosis and growth hormone deficiency. The market for biologics has grown from $60.3 billion in 2004 to $109.8 billion in 2010. The injectable drug delivery market is being increasingly driven by the increasing development and marketing of large-molecule drugs and vaccines such as biologics by a number of top tier pharmaceutical companies. According to MarketsandMarkets, the biologics market is expected to grow from $109.8 billion in 2010 to $180.9 billion in 2015, representing a compound annual growth rate of 10.5%. Based on available information, we believe that there are more than a thousand large-molecule drugs such as biologics now in the clinical and pre-clinical development pipeline. Biologics are expected to account for 17.5% of total projected global drug sales in 2015.

Due to the protein based structure of biologics, most are fragile in nature. As a result, the vast majority-of-biological drugs is injected into the body and supplied in either a liquid stable or lyophilized form for reconstitution. Due to the specific molecular, formulation and patient requirements of large-molecule drugs including biologics, pharmaceutical companies will often seek to enter into collaborative partnerships with device manufacturers to develop effective drug- device combination products that can enable and enhance their clinical use and commercialization.

In addition to the commercial supply of our devices for approved drugs, we believe there are significant opportunities for us to establish collaborative relationships with pharmaceutical companies whereby we can develop delivery devices in parallel with the clinical development of a target pipeline biological drug. Based upon legal reviews of FDA guidance, we believe that the development of devices that are designed or customized to address the specific requirements of the target molecule can generate unique claims for the drug-device combination product that may make it non-substitutable for biosimilar competitors. We are further aware of a number of biologics that are expected to lose patent protection between 2011 and 2015, which may create opportunities for us to collaborate with manufacturers of biologic or biosimilar drugs to develop innovative or differentiated devices that can potentially extend product lifecycles within increasingly competitive therapeutic drug classes.

Patient-Self-Administration of Injectable Drugs

Increased prevalence of chronic and debilitating diseases such as diabetes, rheumatoid arthritis, multiple sclerosis and cancer, along with increased life expectancies, has created increasing demand for ways to administer treatment outside of healthcare facilities. The self-administration of injectable medication by patients offers several significant benefits including reduced financial and operational constraints on healthcare facilities and improvements in patient care and overall quality of life. Self-injection devices such as prefilled syringes, auto-injectors, subcutaneous infusion systems and pens are among the device categories that enhance and enable the safe, simple and convenient administration of prescription medications. MarketsandMarkets projects the patient self-injection sector to increase to $1.2 billion by 2015.

Drug delivery devices that are intuitive to use and have minimal steps of use can increase the overall value of the drug-device combination product. In particular, we believe such devices can help to enhance levels of patient acceptance to improve adherence to therapy compliance. Such device-related factors can play a significant role in the selection of which drug a physician will prescribe for treatment and its reimbursement. As a result, innovative, patient-friendly devices can help to generate higher numbers of units sold, raise the average selling price per dose, increase levels of market share and generate brand differentiation within competitive therapeutic classes.

Our Solutions

We have developed a diversified and highly innovative portfolio of advanced drug delivery systems in direct response to the unmet needs of pharmaceutical companies, healthcare workers and patients. We consider our devices to be differentiated by their market-driven design and capacity to be developed to address the specific molecular, formulation, clinical, regulatory, patient and marketing requirements of a target drug. By supporting pharmaceutical companies during the clinical development and commercial lifecycles of their drugs, our devices are designed to improve patient care, optimize product lifecycles and generate powerful brand differentiation within competitive therapeutic classes.

Proprietary Technology Platforms

Our broad platform of primary drug containers and other device technologies has been designed to support the administration of injectable drugs and vaccines, including biologics, supplied in a liquid stable or lyophilized form for reconstitution, across a wide range of therapeutic classes. In our opinion, this technology platform of prefilled syringes, patient-self-injection systems and novel target organ delivery systems represents one of the most diversified and customer-focused device portfolios on the market for use with drugs targeted for administration via common routes such as subcutaneous and intramuscular injection. Our technology platforms cover the following device categories:

Unifill: Prefilled Syringes (Primary Drug Containers) with Integrated Safety Features

We have developed a full platform of Unifill ready-to-fill (prefilled) syringes that are designed for use with a broad range of liquid stable and lyophilized drugs and vaccines that are targeted for use in a prefilled format. All Unifill products within this proprietary platform utilize our unique automatic retraction safety mechanism enabling operators to control the speed of needle withdrawal directly from the body into the barrel of the syringe. This combination of automatic, operator-controlled needle retraction features fully integrated within the barrel is designed to minimize the risk of infection via potential transmission modes including needlestick injuries, device reuse or aersolization (splatter). All components within the fluid path feature USP-compliant materials, with the devices designed to be supplied to customers for integration into their existing fill-finish systems.

The Unifill syringe (see below) sits at the leading edge of this proprietary platform. These devices are manufactured at our FDA-registered facility in York, PA, and available for supply to pharmaceutical companies. Other Unifill ready-to-fill syringes we have developed include primary and multi-container systems featuring either staked (fixed) or interchangeable needles.

Unifill Select syringes feature a primary drug container that can either be utilized as a ready-for injection prefilled delivery system for liquid stable drugs, or with a diluent for use with lyophilized drugs supplied in a vial format for reconstitution at the point of delivery. Interchangeable needles of up to 1.5 inches in length can be attached onto Unifill Select products. All Unifill syringes can be customized to address the specific customer, molecular component and patient requirements of a target drug.

Clinical (Hypodermic) Syringes

We have developed a proprietary range of Unitract safety syringes for use with liquid stable drugs supplied in a vial or ampoule are targeted for common administration routes including subcutaneous and intramuscular injection. All Unitract syringes feature a unique combination of automatic and fully integrated safety features that help to enable intuitive use and convenient disposal by either healthcare workers or patients that self-administer prescription medication. An audible, tactile click signals the automatic (passive) activation of the needle retraction mechanism upon the full injection of the dose. Operators can control the speed at which the needle is withdrawn directly from the body into the barrel of the syringe by relieving thumb or finger pressure on the plunger. The plunger is then locked to prevent needle re-exposure, product tampering or device reuse.

At the leading edge of this platform is the Unitract range of 1mL safety syringes. Product variants including the Unitract Insulin and Tuberculin syringes are approved and available for use within a number of international markets including the U.S., Canada and the European Union. These devices are manufactured at our FDA-registered facility in York, PA.

We have also developed an extended range of Unitract syringes from 3mL in size designed for the intramuscular injection of drugs and vaccines that require the attachment of needles up to 1.5 inches in length

Self-Injection Systems

Auto-Injectors

Our Unifill Auto-Injector platform is designed for the self-administration of injectable drugs by patients outside of healthcare facilities. Designed for use with the Unifill ready-to-fill syringes, Unifill Auto-Injectors have been developed in single-use disposable and re-usable configurations, and can be customized to support a range of drug viscosities and patient dexterity requirements.

Due to the integrated safety features of the Unifill syringe, Unifill Auto-Injectors are highly compact in size compared to comparable devices to provide easier portability, compact handling and convenient disposal. We believe that because of its utilization with the Unifill syringe, Unifill Auto-Injectors also offer the first true end-of-dose indicator for the patient self-administration of injectable drugs in an auto-injector format. An audible, tactile click signals the injection of the full dose and the automatic activation of the safety mechanism in the Unifill syringe, which retracts the needle directly from the body into the cylinder. This true end-of-dose indicator ensures the operator is able to intuitively and accurately deliver the full volume of prescribed medication to optimize therapy compliance.

Unifill Auto-Injectors also utilize fewer components than many comparable devices over an equivalent standard prefilled syringe due to its provision with the Unifill syringe.

Auto-Infusors

We have developed and filed a patent application for what we consider to be a unique technology platform of single-use wearable subcutaneous infusion pump systems enabling patients to self-administer large-molecule injectable drugs between 3mL and 10mL in volume. Unifill Auto-Infusors are designed to serve as a patient-centric delivery system for a number of emerging therapies including biologics that require higher dose volumes, less frequent dosing regimens, and the formulation of more complex injectable molecules. Our range of Auto-Infusors is designed to be worn by the patient for preset infusion times that can span between minutes and hours in duration based upon the requirements of the pharmaceutical company. After the application of the device on or near the injection site and the pushing of a button by the patient, the delivery of the medication commences. Upon the completion of dose delivery, the patient can remove the system from the body for convenient disposal.

Auto-Infusors consist of a primary drug container, the standard fluid path and a drive mechanism that are all modular in design to enable customization to address the specific molecular, viscosity and patient requirements of the target drug. For clinical trial use, our Auto-Infusors can be filled at time of use to eliminate the need for drug compatibility studies. We expect the device will be used in clinical drug trials by pharmaceutical companies scheduled to occur during the 2012 calendar year.

Novel Devices for Targeted Organ Delivery

We have started working with pharmaceutical companies to develop specialized drug delivery systems to administer biologics and other macro-molecule drugs that require high-precision administration to target organs of the human body. For these projects, this collaboration with the pharmaceutical company can occurs early in the clinical development phase. These close relationships that we build with pharmaceutical companies can help to create unique drug-device combination products that can contain and administer the dose to the target organ with high-precision and reliability.

By addressing the specific device innovation needs in parallel with the development of the target pipeline drug, the specialized organ delivery systems that we develop can help to support successful clinical trial outcomes and the filing of regulatory applications with strong claims for the combination product. As a result, our proprietary organ delivery systems may help to generate powerful brand differentiation for the target drug, to create a competitive advantage of over drugs offered by other manufacturers of branded drugs or biosimilar or generic competitors.

Business Strategy

Our goal is to become established as a preferred partner to pharmaceutical and biotechnology companies in the development and commercial supply of innovative, differentiated delivery systems for the administration of injectable drugs and vaccines. In the near-term, our primary focus is to supply our lead product, the Unifill syringe to pharmaceutical companies in order for them to commence stability and compatibility studies with target drugs.

Over the medium to long-term, we will seek to commercialize a diversified portfolio of advanced drug delivery systems that can help to enable the clinical development and, or enhance the commercial lifecycles of branded, biosimilar and generic drugs across a multitude of therapeutic drug classes. Unlike conventional commodity products marketed by incumbent device manufacturers, it is our goal to develop highly differentiated devices that can be customized to address the specific molecular and patient requirements of a drug and its target patient.

We do not intend to enter any market sectors with devices that have equivalent features as conventional products. Our focus is on innovative, high-value devices that will have unique value-adding features over equivalent products. We can also custom-design our devices, where required, to meet specific needs of pharmaceutical companies. Where our proprietary devices need to be developed or customized to meet the specific requirements of a target drug, we will typically enter into a development program with a pharmaceutical company under which they will provide funding before, subject to regulatory approval, entering into long-term contracts for commercial supply. Through this strategy, we hope to develop and commercially supply a diverse range of injectable drug delivery systems that can help to enhance patient care, improve therapy compliance, protect healthcare workers, prevent disease, reduce healthcare costs and generate powerful brand differentiation for brand-name, generic or biosimilar drugs marketed within competitive therapeutic classes.

We believe we are well positioned to achieve this goal due to a combination of factors that include:

•	Proprietary Safety Syringe Technology: We have provisional or issued patents for an extensive portfolio of safety syringe technologies that can be applied for use with virtually all liquid-stable or lyophilized drugs and vaccines that are supplied in a vial, ampoule or prefilled format. We are not aware of any other technology platform that incorporates the following safety features that are fully integrated within the barrel of the syringe:

•	Automatic activation of the safety mechanism upon full dose delivery to virtually eliminate the risk of needlestick injuries;

•	The ability for operators to control the speed of needle retraction directly from the body into the barrel to minimize the risk of aerosol (splatter); and

•	The automatic locking of the plunger inside the barrel to prevent needle re-exposure, device reuse or product tampering.

•	Patents for our safety syringe technology extend from 2018 to 2030 for core features of our Unifill range of prefilled syringes across multiple jurisdictions including the United States, Europe, Canada, Japan, China and Australia.

•	The Unifill Syringe: The Unifill syringe is the world’s first commercially available and only known, prefilled syringe with safety features that are fully integrated within the glass barrel. Designed to serve as a primary drug container for a range of prefilled drugs and vaccines, the Unifill syringe features USP compliant materials in the fluid path to support drug compatibility and is supplied for integration into fill-

finish lines currently used with conventional prefilled syringes. Unlike ancillary safety devices now utilized by pharmaceutical companies with their prefilled drugs to comply with needlestick prevention laws, the Unifill syringe can minimize the packaging, transport and storage costs of a pharmaceutical company. Sharing similar steps of use to equivalent standard prefilled syringes, the Unifill syringe is suitable for use either by healthcare workers or by patients that self-administer prescription medication.

•	Diversified Portfolio of Advanced Drug Delivery Systems: The successful development and commercialization of the Unifill syringe has given us the operational capabilities, expertise and industry credibility to expand our research and development activities into a number of other high-value drug delivery sectors where we have identified unmet market needs for device innovation. In direct response to these unmet needs, we have developed a broad and differentiated portfolio of primary drug containers with integrated safety features, patient self-injection systems and novel organ delivery devices.

•	Full Development and Commercial Supply Partner: We have established our operational capabilities to serve the device innovation requirements of pharmaceutical companies from the clinical development phase of pipeline drugs and then throughout their commercial lifecycles.

Our facilities in York, Pennsylvania have been designed to function as an integrated center for device innovation, pilot and commercial production and quality assurance. Activities undertaken at the site include device design, rapid prototyping, pilot and commercial production, bio-analytical testing, packaging, quality assurance and supply chain. All activities at Unilife are guided by advanced business systems, such as SAP ERP, that complement those of pharmaceutical companies. Our Quality Management System is fully certified to ISO 13485, and in compliance with 21 CRF 210/211 for pharmaceuticals and 21 CFR 820 for medical devices.

Our Products

Unifill Syringe

The Unifill ready-to-fill syringe is the world’s first and only prefilled syringe with automatic safety features fully integrated within the glass barrel. Supplied and designed for integration into fill-finish systems currently used for equivalent conventional prefilled syringes, the Unifill syringe can streamline drug production systems and significantly reduce transport, packaging and storage costs associated with the attachment of ancillary safety products. The Unifill syringe has USP compliant materials within the drug fluid path that are sourced from established pharmaceutical suppliers.

The Unifill syringe is designed for safe, simple and convenient use by either healthcare workers or patients that self-administer prescription medication. Upon the injection of the full dose, an automatic safety mechanism is activated, whereby operators can control the speed of needle retraction directly from the body into the barrel of the syringe. The combination of automatic, operator-controlled retraction features within the Unifill syringe can helps to virtually eliminate the risk of infection from needlestick injuries or other potential transmission modes such as aersolization (splatter). The plunger is then automatically locked to prevent the re-use of the device, circumvent product tampering, and encourage its convenient and compact disposal. The Unifill syringe is now being produced at our production facilities in York, Pennsylvania.

The Unifill syringe is a primary drug container with automatic safety features that are fully integrated within the glass barrel. We believe it is the only ready-to-fill, or prefilled, syringe with such integrated safety features. Currently, many pharmaceutical companies marketing standard (non-safety) prefilled syringes into markets requiring mandatory compliance with needlestick prevention laws have two options. They can either supply the prefilled syringe without a needle into the market, whereby it becomes the responsibility of the healthcare facility to comply with legislation. More commonly, the pharmaceutical company will attach an ancillary safety product over the prefilled syringe before it is packaged and shipped for use. The Unifill syringe can eliminate the purchase of ancillary safety products and their associated cost to attachment it onto a standard prefilled syringe. The Unifill syringe is also similar in size to an equivalent prefilled syringe and significantly smaller than those with an attached ancillary safety product thereby reducing packaging and transportation costs and storage volumes.

As a primary container, all components within the fluid path utilize materials that are USP compliant and can be sourced from established pharmaceutical suppliers. The handling and administration of the Unifill syringe is the same as injections undertaken with an ordinary prefilled syringe. Upon the delivery of a full dose using the Unifill, a passive retraction mechanism is activated, whereupon operators may control the speed of needle withdrawal directly from the body into the barrel of the syringe to virtually eliminate the risk of needlestick injury or aerosol (splatter). The plunger is then automatically disabled to prevent needle re-exposure, and to facilitate compact, convenient disposal.

The Unifill syringe has been designed in a staked (fixed) needle format for use with therapeutic drugs which are primarily administered via subcutaneous injection and targeted for use either by healthcare workers or patients that self-administer prescription medication outside of healthcare facilities.

The compact size, intuitive use, functionality and automatic safety features of the Unifill syringe compared to other prefilled syringes, including those supplied with an ancillary safety product, may also help pharmaceutical companies optimize product lifecycles, increase levels of market differentiation in competitive therapeutic areas, and expand the marketability of some drugs for convenient self-administration by patients outside of the healthcare setting.

We intend to file a Type III Drug Master File for the product with relevant regulatory authorities such as the FDA. It is the ultimate responsibility of the pharmaceutical company to obtain final approval of the combination drug-delivery device.

Unitract 1mL Syringes

The Unitract 1mL range of safety syringes is primarily designed for the subcutaneous injection of drugs within healthcare facilities and by patients who self-administer prescription medication such as insulin. In addition to insulin and tuberculin, or TB, variants, the Unitract 1mL range also includes the Unitract Safe Syringe which is custom-designed for use by governments that utilize harm reduction (needle exchange) programs to prevent the reuse, sharing and unsafe disposal practices of Injecting Drug Users (IDUs). Unlike the Unifill ready-to-fill syringe, the Unitract 1mL syringes require healthcare workers or patients to draw up the dose from a vial or ampoule immediately prior to the injection.

We have received regulatory certification for the marketing and sale of various Unitract 1mL syringe products in the United States, Australia and Canada and have received CE Mark approval in the European Union.

Pipeline Products

We have also developed additional pipeline products which we intend to commercialize in the future, either independently or in collaboration with pharmaceutical and biotechnology companies. These pipeline products include:

Unifill Select

The Unifill Select range of ready-to-fill syringes combines the benefits of automatic, fully integrated safety features with the ability to attach interchangeable needles of up to 1 and 1/2 inches in length. Unifill Select syringes facilitate the use of injectable drugs and vaccines between 0.2 and 1.5mL in volume that are supplied in either a liquid stable form or lyophilized for reconstitution. Unifill Select delivery systems are designed to be supplied for integration into fill-finish systems used for equivalent conventional 1mL standard, 1mL long or larger prefilled syringes. As primary drug containers with USP class 6 compliant materials within the drug fluid path, Unifill Select products are similar in size to equivalent prefilled syringes. They can be supplied ready-for-injection in a kit format with one or more needles for intuitive and convenient administration either directly into the patient or into an IV port.

The Unifill Select can either be pre-filled with a liquid stable drug or with a diluent for the reconstitution of lyophilized drugs supplied in a vial. In a liquid stable format, the Unifill Select may be selected for use with drugs and vaccines where it is recommended that the healthcare worker select the length and gauge of a needle based upon the age or size of the patient and other specific delivery requirements of the drug. Vaccines are one common therapeutic class where prefilled syringes are commonly supplied with attachable needles, to facilitate their intramuscular injection to the patient. In addition to its targeted use with drugs supplied in a liquid stable format, the

Unifill Select can also be prefilled with a diluent and packaged with a vial adaptor for use with lyophilized drugs requiring reconstitution. As a unique delivery system for liquid stable drugs targeted for intramuscular injection, or other lyophilized drugs, Unifill Select syringes are ideally positioned to generate brand differentiation for drugs marketed within target competitive therapeutic classes to optimize product lifecycles.

Unifill EZMix

Unifill EZMix syringes have been developed in direct response to the unmet needs of pharmaceutical companies seeking an innovative and convenient delivery system for the reconstitution and administration of lyophilized drugs and vaccines. Unifill EZmix syringes feature two or more primary drug containers within a single delivery system to store a combination of liquid stable or lyophilized drugs along with up to 1mL of diluent for reconstitution.

In addition to being the world’s first and only known dual or multi-chamber prefilled syringes with automatic (passive) safety features fully integrated within the delivery system, the Unifill EZMix syringe offers minimal steps of use for healthcare workers and patients alike. The end-user simply advances the plunger to mix the lyophilized powder with the diluent, before swirling the device to complete reconstitution. An audible, tactile click signals the injection of the full dose and the activation of a passive safety system that allows operators to control the speed of needle retraction directly from the body into the barrel. The Unifill EZMix syringe has been designed for development in either a fixed (staked) needle for drugs indicated for subcutaneous injections, or with attachable needles of up to 1 and 1/2 inches in length.

Unifill Auto-Injectors

The Unifill range of auto-injectors has been designed for the accurate, intuitive and convenient administration of injectable drugs by patients outside of healthcare facilities. Developed for use in conjunction with Unifill prefilled syringes, Unifill Auto-Injectors are highly compact in size, and enable patients to inject a measured dose of medication with the simple push of a button. Unlike conventional auto-injector technologies that are used with standard prefilled syringes, we believe the incorporation of the Unifill syringe with its integrated safety features gives Unifill Auto-Injectors several significant market advantages including a relatively small diameter and a true end-of-dose indicator.

The Unifill Auto-Injector platform has been designed to accommodate devices targeted for use in either single-use disposable or re-usable configurations for use across a wide spectrum of therapeutic drug classes. The devices can be custom-designed to support a range of drug viscosities and patient dexterity requirements. With the increasing standardization of many injectable drugs across a number of therapeutic classes in both a stand-alone prefilled syringe format and supplied with an auto-injector, the combination of the Unifill syringe and a compact, accurate auto-injector under one best-in-class technology platform can streamline the pathway to commercial launch and generate powerful brand differentiation during the product lifecycle.

We believe that because of its utilization with the Unifill syringe, Unifill Auto-Injectors also offer the first true end-of-dose indicator for the patient self-administration of injectable drugs in an auto-injector format. An audible, tactile click signals the injection of the full dose and the automatic activation of the safety mechanism in the Unifill syringe, which retracts the needle directly from the body into the cylinder. This true end-of-dose indicator ensures the operator is able to intuitively and accurately deliver the full volume of prescribed medication to optimize therapy compliance. Unifill Auto-Injectors also utilize fewer components than many comparable devices over an equivalent standard prefilled syringe due to its provision with the Unifill syringe.

Auto-Infusors

We have developed our proprietary range of single-use, disposable subcutaneous infusion systems for the patient self-injection of drugs between 3mL and 10mL in volume. Our Auto-Infusors are designed to serve as a wearable delivery system for a number of emerging therapies that require large dose volumes, less frequent dosing regimens, and the formulation of more complex injectable molecules. Our Auto-Infusors can be readily attached and conveniently worn by the patient for pre-set infusion times that may span either minutes or hours in duration depending upon the requirements of the target drug. After the application of the device onto the injection site and the pushing of a button by the patient, the measured delivery of the medication occurs over a designated period of time.

Our Auto-Infusors consist of a primary drug container, the standard fluid path and a drive mechanism that are all modular in design to enable customization to address the specific molecular, viscosity and patient requirements of the target drug. Upon administration of the full dose, the patient can conveniently dispose of the device. For clinical trial purposes, the AutoInfuser can either be filled at the time of use for the convenience of pharmaceutical companies, or supplied in a prefilled format.

Unitract Clinical Range

In addition to the commercially available Unitract 1mL syringes, we have developed other hypodermic variants with barrel sizes of 3mL or larger for use with drugs and vaccines supplied in a vial or ampoule and targeted for intramuscular injection. The technology platform behind the Unitract Clinical Range can be used with either a fixed (staked) needle configuration or with attachable needles up to 1 and 1/2 inches in length. A range of attachable needle configurations has been developed, including one Unitract variant suitable for use with standard luer slip or luer lock cannulas (needles).

As with all Unitract 1mL or Unifill prefilled syringes, the Unitract Clinical Range to be available in 3mL barrel sizes or larger will include automatic and fully integrated safety features. An audible-tactile click will signal the automatic activation of the safety mechanism and the delivery of the full dose. Operators can control the speed at which the needle is withdrawn directly from the body into the barrel of the syringe by relieving thumb or finger pressure on the plunger. Upon the full retraction of the needle into the barrel, the plunger is locked in place to enable convenient disposal and to prevent syringe reuse, product tampering or needle re-exposure.

Novel Device for Targeted Organ Delivery

Unilife has also developed its first novel, specialized device for the administration of a drug to a target organ. Unilife is collaborating with a pharmaceutical company to develop this device for use with a target drug scheduled to enter clinical trials during the 2012 fiscal year. Unilife may also develop other novel devices for targeted organ delivery in conjunction with pharmaceutical companies.

Commercial Relationships

Sanofi

We started to collaborate with Sanofi in 2003 for the development of the Unifill syringe as a next-generation drug delivery safety device. Sanofi is a large, global pharmaceutical company, whose products span multiple therapeutic areas, including cardiovascular diseases, thrombosis, oncology, metabolic diseases, internal medicine and vaccines. We believe that Sanofi is currently the world’s largest purchaser of prefilled syringes.

We have signed an exclusive licensing agreement with Sanofi. Under the exclusive licensing agreement, we have granted Sanofi an exclusive license to certain of our intellectual property in order and solely to develop, in collaboration with us, the Unifill syringe for use in and sale to the prefilled syringe market within those therapeutic areas agreed upon between us, and a non-exclusive license outside those therapeutic areas that are exclusive to Sanofi or after the expiration of the exclusive license with Sanofi.

We and Sanofi have agreed on a list of therapeutic drug classes that are exclusive to Sanofi. These areas include the full therapeutic classes of antithrombotic agents and vaccines and an additional four smaller subgroups that fall within other therapeutic classes that we believe represent new market opportunities in the pharmaceutical use of prefilled syringes. Sanofi will retain the exclusive right to negotiate to purchase the product within these designated therapeutic drug classes until June 30, 2014, subject to the extension described below.

Pursuant to the exclusive licensing agreement, Sanofi paid to us a 10.0 million euro upfront one-time fee in 2008. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If, during the term of the exclusive license, Sanofi has purchased the Unifill syringe for use with a particular drug product, Sanofi will receive a ten-year extension of the term of the exclusive license within the therapeutic sub-class in which that drug is marketed. The extension will be reduced to five years if Sanofi does not sell a minimum of 20 million units of the product in any of the first five years of such ten-year extension period.

Under the exclusive licensing agreement, we are not precluded from using certain of our intellectual property to develop, license and sell any products in any market other than the ready-to-fill syringe market, or from entering into licensing or other business arrangements with other pharmaceutical companies for the ready-to-fill syringe market outside those therapeutic areas that are exclusive to Sanofi, or after the expiration of the exclusive license with Sanofi. If we grant a license to a third party in respect of the ready-to-fill syringe market, then we are required to pay Sanofi 70% of any access, license or other upfront fee received from such third party for access to purchase the products until our payments to Sanofi have totaled 10.0 million euros, following which we are required to pay 30% of such fees we receive through the end of the initial exclusivity period. We are also required to pay Sanofi an annual royalty payment of 5% of the revenue generated from any sale of the Unifill syringe to third parties, up to a maximum amount of 17.0 million euros in such royalty payments.

On June 30, 2009, we signed an industrialization agreement with Sanofi. The industrialization agreement sets forth the terms for the collaboration between the parties to design, develop, scale up and industrialize the Unifill syringe, including the timetable and milestones for the industrialization program. Under the industrialization agreement, Sanofi agreed to make payments of 17.0 million euros to us based on milestones we achieved in our industrialization program. The industrialization program began in July 2008 and was completed in June 2011, with the initial supply of the Unifill syringe to Sanofi in July 2011.

The supply agreement, if completed, will provide that Sanofi and its affiliates will purchase the final product exclusively from us, and the industrialization agreement provides that we are not required to commit more than 30% of our expected installed production capacity to Sanofi and its affiliates for the 12 months following the receipt of a purchase order. Orders from Sanofi, that will exceed the 30% capacity limit will require up to a maximum of 24 months lead time before we are required to commence delivery of that order.

Pursuant to the industrialization agreement, if we agree to, or propose to agree to, a change of control with a third party, we must give written notice to Sanofi, who will be entitled, within five business days, to make an offer on at least equivalent terms. In the absence of an improved change of control proposal, we must accept the matching offer of Sanofi subject to shareholder approval. If we receive an improved change of control offer from the third party, then we must give further notice to Sanofi for it to make a further matching offer. In addition, if during the term of the industrialization agreement, a change of control that does not involve Sanofi, or its affiliates, obtaining control of the company (i) is not recommended by our board of directors, (ii) will cause harm to Sanofi, as defined in the agreement or (iii) under which Mr. Alan Shortall, our CEO and director, is not to continue in such capacities for at least two years after the change of control, then Sanofi will have the right to terminate the industrialization agreement within ten business days after receiving a notice from us, or after it otherwise becomes aware of the change of control. Pursuant to the industrialization agreement, a change of control means, in general terms, a change in the ownership of 50% or more of our shares or the power to determine the majority composition of our board of directors or any other event that our board determines to be a change of control event.

Other Pharmaceutical Relationships

We are seeking to establish relationships with a number of pharmaceutical and biotechnology companies regarding the supply and use of the Unifill syringe with their injectable drugs outside of those therapeutic classes retained by Sanofi. These relationships may include the signing of commercial agreements relating to the sale of the Unifill syringe, or the provision of exclusive access to the device within designated therapeutic sub-classes in exchange for upfront fees or royalty payments.

We are also engaging in active discussions with many pharmaceutical and biotechnology companies regarding the development and use of other proprietary devices within our portfolio of advanced drug delivery systems. These devices include other primary drug containers within our Unifill family of ready-to-fill syringes, as well as other patient-self injection systems, drug reconstitution systems and target organ delivery devices. We expect to enter into development programs with some of these pharmaceutical companies to design, develop and supply devices for initial use in scheduled clinical trials for target pipeline drugs. Subject to the commercial approval of these drug-device combination products by regulatory agencies, we intend to enter into long-term supply agreements for the production and sale of these devices to the pharmaceutical company. These partnerships may also include the payment of exclusivity or access fees to enable the pharmaceutical company to generate brand differentiation within a therapeutic drug class against other brand-name, generic or biosimilar competitors.

As of September 1, 2011, Unilife had commenced the supply of the Unifill syringe to one additional U.S. based pharmaceutical company. In addition, we have developed a novel device for targeted organ delivery that has already been selected by a large global pharmaceutical company for use in upcoming clinical trials in conjunction with a pipeline biologic.

Manufacturing

Our center of operations is a state-of-the-art manufacturing facility located in York, Pennsylvania. This state-of-the-art facility serves as an integrated center for device innovation, bringing together the people, production systems, design expertise and quality processes necessary to design and develop best-in-class drug delivery systems. Designed by architects who have substantial experience in designing facilities used to develop, produce and supply medical devices, the FDA-registered site plays a key role in ensuring that we comply with stringent internal and industry standards for quality and reliability.

Our 165,000-square-foot site includes eleven Class 7 and Class 8 clean rooms totaling 40,000 square feet in size. Environmental factors, including temperature, moisture and particulates, are tightly controlled. Additional features include a ‘Water for Injection’ system, bio-analytical and quality laboratories, a product development center, a machine shop and a 20,000-square-foot warehouse. The facility gives us the capacity to meet the immediate requirements of our pharmaceutical companies, and to progressively expand in line with the development and commercial launch of a series of drug-device combination products.

Activities undertaken at the site include device design, rapid prototyping, pilot and commercial production, bio-analytical testing, packaging, quality assurance and supply chain. All activities at Unilife are guided by advanced business systems, such as SAP ERP, that complement those of pharmaceutical companies. Our Quality Management System is fully certified to ISO 13485 and operates in compliance with 21 CRF 210/211 for pharmaceuticals and 21 CFR 820 for medical devices.

We source the production of components and other raw materials utilized in the production of our proprietary devices under written contracts with a variety of suppliers, all of which specialize in the medical device and pharmaceutical sectors. These components are shipped to our York, Pennsylvania facility for quality review, assembly, qualification and packaging.

Due to an initial requirement for only limited production volumes of components which comprise the Unifill syringe, we currently receive a majority of components, such as rubber seals and glass barrels, from a single-source supplier. To support the industrialization program for this product and further strengthen our supply chain in the long-term, we intend to establish, wherever feasible, a dual-source strategy for the production of key components, raw materials and related services. The companies we expect to appoint for the production and supply of items and related services pertaining to the Unifill syringe all have an established presence in the international drug delivery market, with the majority having facilities in North America and/or Europe. It is our intention to utilize United States made components whenever possible.

All of our proprietary devices are assembled by us at our York, PA facility utilizing pilot or commercial assembly systems. The automated assembly system used to manufacture our Unitract 1mL syringes has an optimum capacity of up to 30 million units per year, and was fully designed, developed, built and qualified by our in-house team. The development of the automated assembly lines used to manufacture the Unifill syringe was outsourced to Mikron Assembly Technology, an established industry specialist. The automated assembly system supplied to us by Mikron and now located at our York, PA facility can support the commercial production of up to 60 million units per year of the Unifill syringe. Additional assembly lines, which will be ordered in line with customer demands, are targeted to have an annual manufacturing capacity of approximately 150 million units per year.

Sales and Marketing

Our primary target customers are pharmaceutical and biotechnology companies which utilize our advanced drug delivery systems to contain injectable drugs and vaccines supplied in a liquid stable or lyophilized form for reconstitution at the point of delivery. These devices are targeted for use within healthcare facilities or by patients that self-administer prescription medication. We are at various stages of discussion with a number of pharmaceutical companies related to entering commercial contracts regarding the development, commercial supply and exclusive use of a variety of our devices.

For the Unifill syringe, we expect the supply of initial production batches to pharmaceutical companies, will be utilized for compatibility and stability studies with target drugs and vaccines. These compatibility and stability studies seek to determine that materials within the device fluid path are compatible with the designated drug to attain a shelf-life of two years or more. This data is utilized in the filing of regulatory applications by the pharmaceutical companies seeking approval of the drug-device combination product. We expect to enter into supply agreements with pharmaceutical companies relating to the use of the Unifill syringe with specific drugs and vaccines during the course of compatibility and stability studies to facilitate the building of product inventory in anticipation of commercial launch of the drug-device combination product.

For other pipeline drug delivery devices in our portfolio, we expect to enter into development agreements with a pharmaceutical company under which they will provide funding to support its industrialization or customization for use with a target drug or vaccine.

The majority of the pharmaceutical and biotechnology companies with whom we are in active discussions are multinational companies with headquarters located in the United States, Europe or Asia. In the majority of cases, these pharmaceutical and biotechnology companies are large multinational organizations which are ranked as being among the top twenty in the world. The majority of these pharmaceutical companies specialize in the development of novel (brand-name) drugs and vaccines. However we may also enter into relationships with pharmaceutical manufacturers of generic or biosimilar drugs, which also recognize the commercial opportunities of utilizing our proprietary devices to generate market differentiation against either the brand-name, other generic or biosimilar competition.

We expect the pharmaceutical company to be primarily responsible for the sale, marketing and clinical use of the combination drug-delivery device to target government agencies, healthcare facilities or patients who self-administer prescription medication within indicated therapeutic drug classes. We expect to support pharmaceutical companies in the development of documentation or marketing material pertaining to the recommended clinical use of the device with the contained drug or vaccine.

We may also enter into agreements for the supply of the Unitract 1mL syringes directly to pharmaceutical companies for use with injectable drug products which are supplied in a vial and marketed in a kit format. We also distribute our Unitract 1mL syringes within the United States via distributors which specialize in target markets such as long-term and acute care healthcare facilities. We are also examining opportunities to enter into relationships for our Unitract 1mL syringes with group purchasing organizations, or GPOs, which secure competitive pricing for items such as syringes on behalf of members such as acute-care hospitals. Over the past decade, many GPOs have introduced programs that encourage the expedient evaluation and selection of innovative products developed by smaller companies. However, we do not expect to fully penetrate the acute-care hospital market until we complete the line of Unitract Clinical Range of larger sizes and access a larger network of customer support representatives and sales agents.

Outside of the United States, we have distributors to sell our Unitract 1mL syringes in India, China, Japan and Taiwan where they are applying for regulatory approval. We also expect to appoint other distributors within other international healthcare markets such as Western Europe and the Asia-Pacific region. Furthermore, we intend to review opportunities to collaborate with governments seeking to examine the use of our Unitract 1mL syringes as a means of helping to prevent the re-use, sharing and unsafe disposal of non-sterile syringes by IDUs.

We have a small internal team focused on the commercial development, strategic marketing, clinical support and sale of our proprietary devices to pharmaceutical and biotechnology companies. Many members of this team have strong industry expertise and deep relationships within the pharmaceutical market, which are utilized to generate and progress commercial discussions. In addition, we also receive direct enquiries or Request for Proposals from pharmaceutical companies regarding the potential use of our devices with their target drugs. In some instances, we expect to be approached by pharmaceutical companies with unmet needs for a drug delivery system, whereby we will develop and customize the device to address the specific molecular and patient requirement of the target drug. We also attend a number of industry events, trade shows and conferences, and advertise within selected industry media publications whereby we exhibit, network and promote our products and services to prospective customers.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We also rely on a combination of trade secrets and manufacturing know-how to protect our intellectual property. We hold numerous patents and patent applications covering our products and technologies. Our focus is to safeguard the intellectual property surrounding our devices, manufacturing processes and other related technologies to protect not only our position, but that of our strategic partners and customers.

As of July 2011, we had 45 issued patents relating to our safety syringe and primary drug container platforms across 19 countries including the United States and China. We have filed 66 patent applications in 23 jurisdictions, including Europe, where the applications are reviewed by the 30 countries that participate under the Madrid Protocol. We have filed a significant number of patent applications that are now pending in other countries covered under the Patent Cooperation Treaty.

Our patents relating to our safety syringe technologies expire at various dates between 2018 and 2030. Patents relating to the Unifill syringe are expected to expire by 2030. We also enter into non-disclosure agreements with certain vendors and customers. It is also our policy to have employees sign confidentiality, non-compete and intellectual property assignment agreements.

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

Document	Patent Number	Application Number	Publication Number	Date

UNITRACT 1mL SYRINGE
Australia	PATENT 731159			22 September 2018
USA	PATENT 6,083,199		-	22 September 2018
IPA		PCT/AU2004/000354	WO 2004/082747
Australia	PATENT 2004222676		AU2004222676	19 March 2024
Canada		2518360	CA2518360
China	PATENT ZL 200480007595.8		CN1761497 - CN100479876	19 March 2024
Europe		04721775.7	EP1608421
India	PATENT 228410			19 March 2024
Japan	PATENT 4652326		JP2006520219 - JP04652326	19 March 2024
USA		US 10/549,710	US-2006-0235354
Taiwan	PATENT 253944		TWI253944	19 March 2024

Document	Patent Number	Application Number	Publication Number	Date

UNITRACT 3mL and 5mL RETRACTABLE SYRINGE with INTERCHANGEABLE NEEDLE
IPA		PCT/AU2005/000107	WO 2005/072801 (11.08.2005)
Australia	PATENT 2005209014		AU2005209014	28 January 2025
Canada		2554196	CA2554196
China	PATENT 731869		CN1929887A	28 January 2025
Europe		05700138.0	EP1708772
USA		10/587,705	US20080255513
Taiwan	PATENT I 290840		TWI290840	28 January 2025
IPA		PCT/AU2006/000618	WO 2006/119570 (16-11-2006)
Australia	PATENT 2006246309		AU2006246309	11 May 2026
Canada		2607836	CA2607836
	PATENT ZL
China	200680016383.5		CN101203258	10 May 2026
Europe		06721494.0	EP1879635 (23-01-2008)
India		8880/DELNP/2007
USA		11/914,092	20090221962
IPA		PCT/AU2010/001504	WO2011/057334

Document	Patent Number	Application Number	Publication Number	Date

UNIFILL 1.0mL CONTROLLED RETRACTION READY-TO-FILL SYRINGE
IPA		PCT/AU2006/000516	WO 2006/108243 (19.10.2006)
Australia	PATENT 2006235224	2010210012	AU2006235224	18 April 2026
Canada		2604322	CA2604322
China		200680019140.7	CN101203256A (18-06-2008)
Europe		06721397.5	EP1868669 (26.12.2007)
India		4637/CHENP/2007
Japan		2008-505695	JP2008 535589 (04-09-2008)
USA		11/911,481	US2009093759
IPA		PCT/AU2008/000971	WO 2009/003234 A1 (08.01.2009)
Australia		2008271920	AU2008271920
Canada		CA 2,692,968
China		200880021389.0	CN 101730558 (09-06-2010)
Europe		08757038.8	EP2162173
India		7710/CHENP/2009
Israel		202736	IL202736
Japan		2010-513584	JP2010-531679 (30.09.2010)
			US20110015572-A1
USA		12/666448	(20.01.2011)
Taiwan		97124808
IPA		PCT/AU2010/001677	WO 2011/075760 A1 (30.06.2011)
IPA		PCT/AU2011/000515
IPA		PCT/AU2010/001505	WO 2011/057335 A1

We have registered trademarks including Unilife, Unitract and Unifill in a number of key countries and regions including the United States.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices intended for human use into three classes: Class I, Class II and Class III. Class I or Class II devices require the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Class III devices require premarket approval. Our clinical ranges of syringes, including our Unitract 1mL syringe, are Class II devices. Our Unifill syringe does not require 510(k) clearance because it will be sold to drug manufacturers in its component parts for use as a primary packaging container.

There is a different regulatory process that will apply to our Unifill syringe because it will not be distributed as a device. It will be used as a primary container by drug manufacturers to provide drugs in a prefilled format. In the case of the Unifill syringe, it is the responsibility of the pharmaceutical company who will use the Unifill syringe for its drug to obtain final product approvals, either by submitting a new drug application or abbreviated new drug application. In order to support the pharmaceutical company’s application, we intend to create what is known as a Drug Master File (“DMF”). A DMF is a submission to the FDA that may be used to provide information about facilities, processes or articles used in the manufacturing, packaging and storing of one or more human drugs. The DMF will define the manufacturing and safety characteristics of the Unifill syringe while protecting proprietary information regarding its technical design.

510(k) Clearance Pathway

When applying for 510(k) clearance, we must submit a premarket notification demonstrating that our proposed device is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as a legally marketed, or predicate device and does not raise different questions of safety or effectiveness than does a predicate device). According to FDA regulations, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application, or 30 days in the case of an abbreviated 510(k) application that may be filed for product line extensions. As a practical matter, 510(k) clearance often takes between three and twelve months.

We received 510(k) clearance for our Unitract 1mL insulin syringe in October 2008 that covered the production of the device by a contractor outside the United States. We received 510(k) clearance for the production of our Unitract 1mL insulin syringe at our Pennsylvania manufacturing facility in March 2010. We received 510(k) clearance for the production of our Unitract 1mL turberculin syringe at our Pennsylvania manufacturing facility in September 2010.

Premarket Approval Pathway

A premarket approval application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A premarket approval application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. To the best of our knowledge, this process does not apply to our current range of products.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any or all of the following sanctions:

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

Regulation in the European Union and Australia

The European Union has adopted numerous directives regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body” which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for CE Marking. In July 2009, we received our ISO 13485:2003 quality system certification. Our certification includes the design, development, production and distribution or sterile syringes and insulin syringes.

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

With regard to the regulatory process in the European Union and Australia for the Unifill syringe, as in the case of the U.S., it is the responsibility of the pharmaceutical company who will use the Unifill syringe for its drug to obtain final product approvals.

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

Competition

The healthcare equipment, pharmaceutical and medical device industry sectors in which we operate are highly competitive. We compete with many companies, both public and private, that range in size from small, highly focused businesses to large diversified multinational manufacturers of healthcare and pharmaceutical equipment, as more fully described below. Some of the large and established companies we are aware of which are active in the injectable drug delivery device market include Becton Dickinson (“BD”), SCHOTT forma vitrum AG (“Schott”), Baxter Biopharma, B. Braun, Gerresheimer Bünde GmbH (“Gerresheimer”), Terumo, West Pharma, Ypsomed and Owen Mumford. We believe that collectively, these companies represent the significant majority of total revenues for this market, with BD having the largest share. Most of these companies are larger and better-capitalized than we are and have an extensive base of pharmaceutical companies. However, we are aware of very few, if any, other companies, that have developed a broad and diversified portfolio of primary drug containers and other advanced drug delivery systems that are suitable for drugs and vaccines supplied in either a liquid stable or reconstitution form for injection as Unilife’s.

Ready-to-Fill (Prefilled Syringes)

We do not believe there are any other companies that offer a ready-to-fill syringe with safety features which are fully integrated within the glass barrel. However there is a highly concentrated market for the production of standard ready-to-fill syringes for supply to pharmaceutical manufacturers. We are aware of five companies which specialize in the production and supply of glass ready-to-fill syringes. These companies are BD, Gerresheimer, MGlas AG, Schott and Nuova Ompi. We estimate the market concentration rate for these five companies to be approximately 95%. We believe BD’s market share to be in excess of 50%, as it has supply relationships with most pharmaceutical companies and contract manufacturing organizations. Of these five aforementioned companies, we believe that BD is the only one which also markets and supplies ancillary safety products for attachment onto standard prefilled syringes to assist pharmaceutical companies in their compliance with needle stick prevention laws. We are aware of another specialist supplier of ancillary safety products, Safety Syringes Inc, which has contracts with a number of pharmaceutical manufacturers.

Hypodermic Clinical Syringes Used with Vials

The global market for hypodermic clinical (non-pre-filled) syringes is highly competitive, with at least 50 manufacturers located across North America, Europe and the Asia-Pacific. The market for clinical safety syringes is relatively less competitive, yet highly concentrated. We believe BD is the largest global supplier of clinical safety syringes. Other companies which compete in this market sector include Retractable Technologies, Inc, Covidien and Smiths Medical. All of these companies offer a full range of clinical safety syringes, operate a strong sales, distribution and customer support network, and have existing supply relationships with major healthcare buying groups.

Auto-Injectors

The global market for patient self-injection devices such as auto-injectors is relatively consolidated, with BD and a handful of other companies including Ypsomed, Owen Mumford and SHL Group holding the majority of market share.

Subcutaneous Pump Infusion Systems

The global market for subcutaneous drug infusion systems targeted for the administration of large volume, highly viscous biologics (outside of the diabetes class) is emerging. We are not aware of any company that commercially markets these systems in a volume size of 5mL or larger. Companies which are active in the more general market for patch pump infusion systems targeted for use with insulin include large established companies such as BD and Medtronic, as well as smaller companies such as Insulet.

Research and Development

During the fiscal years ended June 30, 2011 and 2010, we invested approximately $9.6 million and $10.9 million, respectively, on research and development of our technologies. Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products. They also include clinical activities and regulatory costs as well as expenses associated with certain consultants engaged in research and development activities along with a portion of the overhead costs we incur to operate our manufacturing facility.

Employees

As of September 1, 2011, we had 129 employees and associates, of whom 100 are engaged in operations activities including research and development, quality assurance and manufacturing activities, 7 are engaged in sales, marketing and clinical activities and 22 are engaged in finance, legal and other administrative functions. Most of our employees and all of our executive officers are located at our York, Pennsylvania facility. A small number of our employees, mainly focused on research and development, are located in Radnor, Pennsylvania and Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Corporate History

Unilife Corporation was incorporated in Delaware on July 2, 2009 as a wholly-owned subsidiary of UMSL. As we describe in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Redomiciliation.”, on January 27, 2010, Unilife Corporation became the parent company of UMSL upon completion of the redomiciliation and UMSL’s shareholders and option holders exchanged their interests in UMSL for equivalent interests in Unilife Corporation. Our principal executive offices are located at 250 Cross Farm Lane, York, Pennsylvania 17406. Our telephone number is +1 717 384 3400.

UMSL was incorporated on June 28, 1985, in South Australia, Australia. The registered office of UMSL is located at Suite 3, Level 11, 1 Chifley Square, Sydney NSW 2000. Originally known as Musgrave Block Holdings Limited, UMSL acquired all of the issued shares of Unitract Pty Limited in November 2002, and changed its name to Unitract Limited (now Unilife Medical Solutions Limited), listed on the Australian Securities Exchange, or ASX under the ticker “UNI” and continued the business operations of Unitract Pty Limited and the development of Unitract Pty Limited’s retractable syringe project. In January 2007, in order to obtain a manufacturing presence in the United States, UMSL acquired all the stock of Integrated BioSciences, Inc., a Pennsylvania-based company, which in February 2009 changed its corporate name to Unilife Medical Solutions, Inc. At the time of its acquisition by UMSL, Integrated BioSciences, Inc. was in the business of contract manufacturing of syringes for third parties and developing automated assembly equipment.

Financial Information about Geographical Areas

See note 3 to our consolidated financial statements for information regarding our sales by geographic area.

Available Information

We maintain an internet website at www.unilife.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of our website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position

Slavko James Joseph Bosnjak	62	Chairman and Director
Alan Shortall	57	Director and Chief Executive Officer
John Lund	45	Director
William Galle	71	Director
Jeff Carter	53	Director
Mary Katherine Wold	58	Director
Marc S. Firestone	51	Director
Ramin Mojdehbakhsh	49	Chief Operating Officer and Executive Vice President
R. Richard Wieland II	66	Chief Financial Officer and Executive Vice President
Mark V. Iampietro	58	Vice President of Quality and Regulatory Affairs
Stephen Allan	37	Vice President of Marketing and Communications
J. Christopher Naftzger	44	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

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

Alan Shortall.  Mr. Shortall has served as Chief Executive Officer and director of UMSL since September 2002 and of Unilife Corporation since July 2009. Mr. Shortall founded Unilife in July 2002 and has guided the growth of Unilife since then. In 2008, the trade magazine Medical Device and Diagnostic Industry named him as one of 100 Notable People in the medical device industry worldwide. Mr. Shortall is the brother of Eugene Shortall, our Senior Vice President of Business Development.

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

Mary Katherine Wold.  Ms. Wold has served as a director of Unilife Corporation since May 2010. Ms. Wold is President and Chief Executive Officer of the Church Pension Group, which provides retirement, health, and life insurance benefits to its clergy and lay employees of the U.S. Episcopal Church. Ms. Wold served as Senior Vice President of Finance from 2007 to 2009, Senior Vice President of Tax and Treasury from 2005 to 2007 and Vice President of Tax from 2002 to 2005, of Wyeth, a NYSE-listed pharmaceutical company, which was acquired by Pfizer in October 2009. Prior thereto, Ms. Wold spent 17 years with the international law firm of Shearman & Sterling based in New York, specializing in international tax planning for multinational corporations and in the tax aspects of mergers and acquisitions, capital markets and private equity transactions. Ms. Wold received her law degree from the University of Michigan and her Bachelor of Arts degree from Hamline University in St. Paul, Minnesota.

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

Ramin Mojdehbakhsh.  Mr. Mojdehbakhsh has served as Chief Operating Officer and Executive Vice President since February 2011. Mr. Mojdehbakhsh served as Vice President and General Manager of BD Pharmaceutical Systems, North America between 2008 and 2010 and Worldwide Vice President of Research and Development, BD Medical between 2002 and 2008. Dr. Mojdehbakhsh received a Ph.D. in Computer Science from the University of Minnesota, Minneapolis, MN and his MBA from Kellogg Graduate School of Management, Northwestern University, Evanston, Illinois.

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

Our business faces many risks.  We believe the risks described below are the material risks facing the Company. However, the risks described below may not be the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, and the other information contained or incorporated by reference herein and the other documents that we file from time to time with the Securities and Exchange Commission.

Risks Relating to Our Business

We need additional funding to meet our capital needs. Such funding may not be available on favorable terms, if at all, and may be dilutive to our existing stockholders.

We need to obtain additional funding for our product development programs and commercialization efforts. We cannot provide assurance that we will be able to raise additional funding, if needed, on terms favorable to us, or at all. If we raise additional funds from debt financing, we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may make it more difficult for us to operate our business. If we raise additional funds through the issuance of equity securities, our shares of common stock may suffer dilution. If we are unable to secure additional funding, our ability to continue our product development and commercialization programs would be delayed, reduced or eliminated.

We have received an audit report that includes an explanatory paragraph stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern on our 2011 consolidated financial statements.

The continuation of our company as a going concern is dependent upon our attaining and maintaining profitable operations and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended June 30, 2011, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing our liquidity. As a result of this uncertainty, we may have a more difficult time obtaining necessary financing.

Our success depends in large part on our ability to achieve substantial commercial sales of the Unifill syringe to customers. If we experience problems or delays in securing favorable agreements to supply the Unifill syringe to customers, our business, including our ability to generate significant revenues, will be materially and adversely affected.

The Unifill syringe is our primary product and, to date, we have derived substantially all of our revenues from our exclusive licensing and industrialization agreements with Sanofi related to its development. However, we have completed the industrialization program and our ability to generate significant revenues will now depend on our ability to negotiate successfully one or more supply agreements for the Unifill syringe with Sanofi and/or other pharmaceutical companies and to begin supplying substantial quantities of the product under such agreements. We cannot predict with certainty if and when we will be able to enter into any supply agreements for the Unifill syringe or what the terms of any such agreements will be. If we are unable to secure favorable supply agreements for the Unifill syringe in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

We have recently devoted significant attention and resources towards the development of other advanced drug delivery systems. We cannot assure you that we will be able to complete the development of and successfully commercialize these systems.

A significant element of our recent strategy focuses on developing advanced drug delivery systems that deliver greater benefits to pharmaceutical companies, healthcare workers and patients. These new advanced drug delivery systems are a response to changes in technologies, industry standards and the needs of pharmaceutical companies. Other device companies, and pharmaceutical companies, are attempting to develop alternative therapies or drug administration systems such as needle-free or intradermal injection technology for the treatment or prevention of various diseases. Our success will depend on developing and commercializing new advanced drug delivery systems in order to meet the changing conditions of the marketplace. The development of these advanced drug delivery systems requires significant research and development, clinical evaluations, regulatory approvals and expenditures of capital. The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and secure customer orders for these products. In addition, patents obtained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive.

We do not expect to be profitable unless and until we negotiate commercial supply agreements for the Unifill syringe and/or we enter into commercial development agreements and commercial supply agreements with our pharmaceutical partners for other advanced drug delivery systems.

In addition to the expenses related to the completion of the industrialization program for the Unifill syringe, we have incurred and will continue to incur significant expenses related to the development of other advanced drug delivery systems. We will also incur general and administrative expenses related to increasing our manufacturing operations, expanding our sales and marketing capabilities, seeking regulatory approvals, and complying with the requirements related to being a public company in both the United States and Australia. We will not be profitable unless we are successful in selling the Unifill syringe and/or developing and commercializing our other advanced drug delivery systems.

The Unifill syringe has been designed to be compatible with the drug manufacturing systems currently utilized by Sanofi, which may hinder our ability to sell the product to other pharmaceutical customers whose manufacturing processes may not be compatible with our current product designs.

The Unifill syringe has been designed to be compatible with the drug filling and packaging systems of Sanofi. To our knowledge, the majority of fill-finish lines are designed and operated in a similar way. However, while the standard glass barrels to be used for the Unifill syringe are also currently utilized by most pharmaceutical companies, the specific processes used by other pharmaceutical companies to fill, manufacture or package prefilled syringes with an injectable drug product may vary from those of Sanofi. Furthermore, pharmaceutical companies may in some cases require the use of materials which are biocompatible with a particular drug compound and to which we do not have access. Such events may require design, material or process changes to our product, or restrict our ability to enter into supply relationships with other pharmaceutical companies and accordingly, may have a material adverse effect on our results of operations and financial condition.

We may encounter difficulties managing our growth, which could materially harm our business.

We have rapidly expanded our operations, including our research and development, product development, regulatory, manufacturing, sales, marketing and administrative functions. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth and to develop and commercialize our products, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base. In addition, we will need to manage relationships with various manufacturers, suppliers, customers and other organizations. Our failure to accomplish any of these tasks could materially harm our business.

We depend on our executive officers and key personnel and the loss of them could adversely affect our business.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Alan Shortall, our Chief Executive Officer, and Dr. Ramin Mojdeh, our Chief Operating Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Shortall, Dr. Mojdeh and other key personnel, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business. In addition, we have a limited history of operations under our current officers and directors. Our officers have not worked together for an extensive length of time. If for any reason our management members cannot work efficiently as a team, our business will be adversely affected.

We will continue to incur significant costs as a result of being a public company in both the United States and Australia.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Being a public reporting company in the United States entails significant expense, including costs required for us to comply with the Sarbanes-Oxley Act of 2002. In addition, because our shares of common stock are also listed on the Australian Securities Exchange (“ASX”) in the form of CDIs, we are also required to file financial information and make certain other filings with the ASX. Our status as a reporting company in both the United States and Australia makes some activities more time-consuming and costly and causes us to incur legal, accounting and other expenses that are higher than those that are typically incurred by companies that are subject to only one reporting authority.

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

If we experience interruptions in our manufacturing operations, our business will suffer.

We currently manufacture our products at our York, Pennsylvania facility, with no alternate facilities available. If we were to experience a manufacturing disruption as a result of damage or destruction of the building, equipment failure, acts of God or other force majeure events, our ability to satisfy our obligations to our customers would be adversely affected, which would harm our business and our results of operations.

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

Before a new medical device, or a significant change involving a new use of or claim for an existing medical device, can be distributed commercially in the United States, it must receive either 510(k) clearance or premarket approval from the FDA, unless an exemption exists. Either process can be expensive and lengthy. We have received 510(k) clearance that covered the production of our Unitract 1mL syringe by a contractor outside the United States as well as at our Pennsylvania manufacturing facility. Our Unifill syringe does not require 510(k) clearance because it will be sold to drug manufacturers for use as drug packaging. The FDA may, however, revise existing regulations or adopt additional regulations, each of which could prevent or delay 510(k) clearance or premarket approval of our new or modified devices, or could impact our ability to market our currently cleared devices. The FDA, for example, has recently announced its intention to review the 510(k) process and consider enhancements that could impact future 510(k) submissions. It has also encouraged manufacturers to consult with the FDA as to the appropriate 510(k) clearance process for any new product. Such changes could result in additional scrutiny by the FDA of 510(k) applications that we will submit for our new or modified devices and could result in delays and increased costs in obtaining FDA clearances, which could materially impact our business, financial condition and results of operations.

We also may be required to obtain either 510(k) clearance or premarket approval from the FDA for some of our new advanced drug delivery systems. Obtaining such FDA clearances could result in delays in bringing these new advanced drug delivery systems to market and could materially impact our business, financial condition and results of operations.

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

Our target pharmaceutical customers are also subject to government regulations for the manufacturing, approval, marketing and labeling of therapeutic drug products. An effect of the governmental regulation of our customers’ drug products and manufacturing processes is that compliance with regulations makes it costly and time consuming to transition to the use of our devices for existing products, or to secure approval for pipeline products targeted for use with our devices. If regulation of our customers’ products incorporating our devices increases over time, it is likely that this would adversely affect our sales and profitability.

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

We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Our issued patents expire at various dates between 2018 and 2030. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any competitive advantage or adequate protection. In particular, the advanced drug delivery systems which we are developing and for which we have filed patent applications are relatively new inventions, and we cannot be sure that we will be able to obtain patents on these inventions. Our issued and future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of terms of patent protection we may have for our products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

There also can be no assurance that third parties will not assert that our products infringe their patent or other intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

•	stop, delay or abandon our ongoing or planned commercialization of the product that is the subject of the suit;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all;

•	redesign those products that use the relevant technology; or

•	pay substantial damages which could adversely impact our financial condition and ability to execute our business plan and operations.

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

As of June 30, 2011, we had $13.3 million of goodwill on our balance sheet, which represented 15% of our total assets. We recorded this goodwill primarily from our historical acquisition activities. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Any material impairment of our goodwill would likely have a material adverse impact on our results of operations.

Fluctuations in foreign currency exchange rates could adversely affect our financial condition and results of operations.

Currently, the majority of our revenues have been derived from payments under our industrialization agreement with Sanofi which provides that Sanofi will pay us in euros, while we incur most of our operating expenses in U.S. dollars or Australian dollars. Changes in foreign currency exchange rates can affect the value of our assets and liabilities, and the amount of our revenues and expenses. We do not currently try to mitigate our exposure to currency exchange rate risks by using hedging transactions. We cannot predict future changes in foreign currency exchange rates, and as a result, we may suffer losses as a result of future fluctuations.

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

The price of our shares of common stock may be volatile, which means that it could decline substantially within a short period of time. The trading price of the shares may fluctuate, and investors may experience a decrease in the value of the shares that they hold, sometimes regardless of our operating performance or prospects. The trading price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning our business and that of our competitors including in particular, the progress of our commercial sales for the Unifill syringe and the development programs for the other advanced drug delivery devices;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales of our current or pipeline products;

•	quarterly variations in operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events or general market conditions.

If there are substantial sales of our shares of common stock, our share price could decline.

As of September 1, 2011, we had 64,058,508 shares of common stock outstanding. All of those shares of common stock other than 5,204,945 shares held by our affiliates are freely tradable under the Securities Act. Shares held by our affiliates are eligible for resale pursuant to Rule 144. If our stockholders sell a large number of shares of common stock the public market perceives that our stockholders might sell a large number of shares, the prices at which our common stock trades could decline significantly.

In addition, as of September 1, 2011, 13,069,398 shares of our common stock are subject to outstanding stock options and warrants. We have registered the shares issuable upon the exercise of options granted under our 2009 Stock Incentive Plan. In addition, we have effective registration statements covering the resale of shares of our common stock that are issuable upon the exercise of our remaining options and warrants. If these options and warrants are exercised and the holders choose to sell their shares, it could have an adverse effect on the market price for our common stock.

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

We may be subject to arbitrage risks.

Investors may seek to profit by exploiting the difference, if any, in the price of our shares of common stock on the Nasdaq and our CDIs on the ASX. Such arbitrage activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value.

Our certificate of incorporation, bylaws, the Delaware General Corporation Law and the terms of our industrialization agreement with Sanofi may delay or deter a change of control transaction.

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our board of directors to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 662/3% majority stockholder approval in order for stockholders to amend our bylaws or adopt new bylaws; and providing that, subject to the rights of preferred shares, the number of directors is to be fixed exclusively by our board of directors. Section 203 of the Delaware General Corporation Law, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our board of directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. In addition, our industrialization agreement with Sanofi provides to Sanofi the right to match a change of control proposal and to terminate the industrialization agreement under certain circumstances of a change of control event. See “Business — Commercial Relationships — Sanofi.” These provisions may delay or deter a change of control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our 165,000 square foot global headquarters and manufacturing facility is located on 38 acres of land in York, Pennsylvania. The facility includes 110,000 square feet of production space and 54,000 square feet of office space. The property is subject to a mortgage held by a local bank.

We also have a short term lease for office space in Radnor, Pennsylvania to support our research and development activities.

We also lease 1,100 square feet of office space in Sydney, Australia which is used for certain finance and administrative operations.

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

Period	High	Low
	(US$)	(US$)

Fiscal Year 2011:
First Quarter	6.30	4.61
Second Quarter	6.25	5.24
Third Quarter	5.89	4.15
Fourth Quarter	5.86	4.24
Fiscal Year 2010:
First Quarter	7.20	1.62
Second Quarter	6.30	4.68
Third Quarter	17.90	5.04
Fourth Quarter	8.04	5.28

Holders

As of September 1, 2011, we had 64,058,508 shares of common stock outstanding, and there were 278 holders of record of our common stock, including Chess Depositary Nominees which held shares of our common stock on behalf of 8,429 CDI holders. The closing sales price for our common stock on September 1, 2011 was $4.34 as reported by the Nasdaq Global Market.

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

Performance Graph

The performance graph shown below compares the change in cumulative total shareholder return on shares of common stock with the Nasdaq Stock Market Index (US) and the NASDAQ Health Care Index (US) from February 16, 2010, our first day of trading on the Nasdaq Global Market, through our fiscal 2011 year ended June 30, 2011. The graph sets the beginning value of shares of common stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of common stock.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data as of and for each of the years in the five year period ended June 30, 2011. The statements of operations data for the years ended June 30, 2011, 2010 and 2009 and the balance sheet data as of June 30, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All such data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The statements of operations data for the year ended June 30, 2008 and 2007 and the balance sheet data as of June 30, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except share data)

Statements of Operations Data:
Revenues(a)	$6,650	$11,422	$19,976	$3,500	$2,070
Net loss	(40,682)	(29,748)	(517)	(8,537)	(8,969)
Basic and diluted loss per share	(0.70)	(0.64)	(0.02)	(0.26)	(0.38)
Balance Sheet Data:

	As of June 30,
	2011	2010	2009	2008	2007

Total assets	$89,478	$64,817	$32,212	$18,499	$16,926
Long-term debt, including current portion	22,687	2,741	3,133	7,209	4,261

(a)	Includes $3.9 million, $8.9 million and $16.1 million in connection with our exclusive licensing agreement and our industrialization agreement with Sanofi in the years ended June 30, 2011, 2010 and 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a U.S. based developer and manufacturer of a diversified portfolio of advanced drug delivery systems. We collaborate with pharmaceutical and biotechnology companies seeking to optimize drug lifecycles and generate differentiation for their brand in competitive therapeutic markets through the use of innovative devices that can improve patient care, protect healthcare workers and prevent disease. We have developed a broad portfolio of drug delivery systems in direct response to unmet market needs for injectable drugs including macromolecule biologics.

Our main product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic partnership with Sanofi, a large global pharmaceutical company, pursuant to which Sanofi has paid us a 10.0 million euros exclusivity fee and has paid us 17.0 million euros to fund our industrialization program for the Unifill syringe. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe.

In addition, we manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Pennsylvania, which are designed for primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.

Recent Developments

Equipment Lease Agreement

On August 15, 2011, we entered into a Master Lease Agreement with Varilease Finance, Inc. (“Varilease”). Under the Master Lease Agreement, Varilease will provide up to $10.0 million of lease financing for production equipment for the Unifill ready-to-fill syringe. We have the option of selling and leasing back existing equipment or using the facility to lease additional equipment.

Under the terms of the Master Lease Agreement, we will lease the equipment from Varilease for a two-year base term, and we will pay rent in equal monthly installments of up to $0.4 million over the base term.

The Master Lease Agreement contains covenants and provisions for events of default customarily found in lease agreements. We may prepay the monthly rent payments without penalty. At the end of the lease term, we have the option to extend the lease, return the equipment or purchase the equipment, as defined in the agreement.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of our reporting unit exceeds its estimated fair value. Estimated fair value of our reporting unit is determined utilizing the value implied by our year end quoted stock price. We did not record any goodwill impairments during fiscal 2011, 2010 or 2009.

The Company has one reporting unit. The reporting unit is comprised of our Unitract and Unifill syringe business, the base technology which we obtained as part of our November 2002 acquisition of Unitract Syringe Pty Limited and the manufacturing capability which we obtained in our January 2007 acquisition of Integrated BioSciences, Inc.

In estimating the reporting unit’s fair value for purposes of the Company’s fiscal 2011 impairment assessment, management compared the carrying value of our reporting unit to our market capitalization as of June 30, 2011, which is our annual impairment testing date. Our market capitalization of $331.0 million, based on the quoted stock price on the Nasdaq was in excess of our stockholders’ equity of $53.6 million. Management also considered that market capitalization through early September 2011 continued to be in excess of the carrying value.

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

In June 2008, we entered into an exclusive licensing arrangement to allow Sanofi to use certain of our intellectual property in order and solely to develop in collaboration with us, our Unifill syringe for use in and sale to the pre-filled syringe market. The $10.0 million up-front, non-refundable fee paid for this license is being amortized over the five year expected life of the related agreement. In late fiscal 2009, we entered into an industrialization agreement with Sanofi, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in our development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and we have no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

We recognize revenue from sales of products at the time of shipment and when title passes to the customer.

Results of Operations

The following table summarizes our results of operations for the fiscal years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
	2011	2010	2009
	(in thousands, except per share data)

Revenues:
Industrialization fees	$1,350	$6,318	$13,601
Licensing fees	2,527	2,566	2,456
Product sales and other	2,773	2,538	3,919

Total revenues	6,650	11,422	19,976
Cost of product sales	2,597	2,471	3,426

Gross profit	4,053	8,951	16,550

Operating expenses:
Research and development	9,631	10,934	2,209
Selling, general and administrative	31,571	26,257	13,780
Depreciation and amortization	4,009	2,314	915

Total operating expenses	45,211	39,505	16,904

Operating loss	(41,158)	(30,554)	(354)
Interest expense	511	125	249
Interest income	(399)	(1,066)	(361)
Other (income) expense, net	(588)	135	275

Net loss	$(40,682)	$(29,748)	$(517)

Loss per share:
Basic and diluted loss per share	$(0.70)	$(0.64)	$(0.02)

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues.  Revenues decreased by $4.8 million or 42%. Revenues from our industrialization agreement with Sanofi decreased from $6.3 million to $1.4 million due to the achievement of a majority of the related milestones during fiscal 2010. As of June 30, 2011, there was one remaining milestone payment to be recognized which was dependent upon the production of commercially viable units of our Unifill syringe. This remaining milestone was achieved during July 2011 and we received the related 1.0 million euros during September 2011. Revenues from our exclusive licensing agreement with Sanofi decreased from $2.6 million to $2.5 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.1 million decrease resulted from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business increased from $2.5 million to $2.8 million, primarily as a result of increased sales to one of our most significant contract manufacturing customers during the first and second quarters of fiscal 2011. We discontinued contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and our additional drug delivery devices.

Cost of product sales.  Cost of product sales increased by $0.1 million or 5%, which was attributable to a higher level of product sales under our contract manufacturing sales activity. Our cost of product sales during fiscal 2011 includes amounts related to the write-off of obsolete inventory.

Research and development expenses.  Research and development expenses decreased by $1.3 million. During fiscal 2010, we incurred a charge of $4.3 million in connection with the issuance of 833,333 fully-vested shares of common stock to certain employees in consideration of their transfer to us of certain intellectual property rights. This decrease was partially offset by an increase in expenditures incurred to finalize the product specifications of our Unifill syringe and develop our additional drug delivery devices.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $5.3 million or 20%. During fiscal 2011, we recorded $9.0 million of share-based compensation expense, an increase of $3.3 million compared to fiscal 2010. Our share-based compensation expense during fiscal 2011 relates primarily to restricted stock and stock options issued to new employees, directors and consultants under our 2009 Stock Incentive Plan. Additionally, during fiscal 2010 and the first half of fiscal 2011, we increased the workforce at our York, Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during the fiscal 2011 of $11.0 million, an increase of $3.2 million compared to fiscal 2010. These amounts were partially offset by a decrease of $2.7 million in legal and consulting fees due to significant costs incurred during fiscal 2010 in connection with our redomiciliation to the United States.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $1.7 million or 73% which was attributable to $4.0 million of machinery placed into service during October 2009 relating to our 1mL syringe and the completion of construction of our new headquarters and manufacturing facility. Included in this amount is a $0.5 million loss on the disposal of certain pieces of equipment during fiscal 2011. We expect our depreciation and amortization expense to increase in the future as a result of our purchases of machinery for the Unifill syringe.

Interest expense.  Interest expense increased by $0.4 million, primarily as a result of interest related to our $18.0 million in debt financing obtained in October 2010 for the construction of our new headquarters and manufacturing facility.

Interest income.  Interest income decreased by $0.7 million, primarily as a result of lower cash balances and lower interest rates during fiscal 2011.

Other (income) expense.  Other income during fiscal 2011 includes the receipt of a $0.5 million opportunity grant from the Commonwealth of Pennsylvania.

Net loss and loss per share.  Net loss for fiscal 2011 and 2010 was $40.7 million and $29.7 million, respectively. Basic and diluted loss per share was $0.70 and $0.64, respectively, on weighted average shares outstanding of 57,891,024 and 46,837,066, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2009 and December 2010 equity financings.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues.  Revenues decreased by $8.6 million or 43%. Revenues from our industrialization agreement with Sanofi decreased from $13.6 million to $6.3 million due to the nature and timing of milestones achieved during fiscal 2010. Revenues from our exclusive licensing agreement with Sanofi increased from $2.5 million to $2.6 million. We have recognized and will continue to recognize the revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.1 million variation in revenues results from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased from $3.9 million to $2.5 million principally because most of our efforts were devoted to the development of the Unifill syringe in fiscal 2010.

Cost of product sales.  Cost of sales decreased by $1.0 million or 28%. The decrease was attributable to a reduction in product sales under our contract manufacturing sales activity.

Research and development expenses.  Research and development expenses increased by $8.7 million, primarily as a result of $4.3 million incurred in connection with the issuance of 833,333 fully-vested shares of common stock to certain employees in consideration of their transfer to us of certain intellectual property rights. The increase was also a result of additional expenditures to finalize the product specifications of our Unifill syringe.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $12.5 million or 91%. During fiscal 2010, we increased the workforce at our Pennsylvania facility, and as a result, we incurred payroll expenses and recruiting fees during fiscal 2010 of $7.8 million, an increase of $4.1 million compared to fiscal 2009. Additionally, during fiscal 2010, we incurred legal and consulting fees of $6.4 million, an increase of $3.4 million compared to fiscal 2009. The increase was due primarily to expenses we incurred related to our redomiciliation and Nasdaq listing. Additionally, during fiscal 2010, we recorded $5.7 million in share-based compensation expense, an increase of $2.7 million compared to fiscal 2009. Our share-based compensation expense during fiscal 2010 relates primarily to restricted stock and stock options issued to employees and consultants during the year. Our share-based compensation expense during fiscal 2009 included $1.5 million recorded in December 2008 for the issuance of 1.7 million shares of common stock to our Chief Executive Officer.

Depreciation and amortization expense.  Depreciation and amortization expense increased by $1.4 million or 153% which was primarily attributable to $1.0 million of property plant and equipment additions placed in service during fiscal 2010. Additionally, during October 2009, we placed $4.0 million of machinery to manufacture our 1mL syringe in service.

Interest expense.  Interest expense decreased by $0.1 million, primarily as a result of our lower levels of outstanding debt.

Interest income.  Interest income increased by $0.7 million, primarily as a result of higher cash balances during fiscal 2010.

Other (income) expense.  Other (income) expense decreased by $0.1 million primarily due to lower foreign exchange losses as a result of the appreciation of the U.S. dollar against the Australian dollar.

Net loss and loss per share.  Net loss for fiscal 2010 and 2009 was $29.7 million and $0.5 million, respectively. Basic and diluted loss per share was $0.64 and $0.02, respectively, on weighted average shares outstanding of 46,837,066 and 34,426,353, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2009 equity financing.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank loans and payments from Sanofi under our exclusive licensing and industrialization agreements. As of June 30, 2011, cash and cash equivalents were $17.9 million, restricted cash was $2.4 million and our long-term debt was $22.7 million. As of June 30, 2010, cash and cash equivalents were $20.8 million and our long-term debt was $2.7 million. During September 2011, we received 1.0 million euros from Sanofi related to the achievement of the final milestone under the industrialization agreement.

During October 2010, we secured $18.0 million of external financing from Metro Bank (“Metro”) for the construction of our new manufacturing facility. We used $6.9 million of the proceeds to repay amounts borrowed in August 2010 under our credit agreement with Univest.

During December 2010, we received $2.25 million from the Commonwealth of Pennsylvania in low-interest financing for land and the construction of our new corporate headquarters and manufacturing facility.

During December 2010 we raised $33.4 million, net of issuance costs, through a private placement and share purchase plan for our Australian and New Zealand stockholders.

During August 2011 we entered into an equipment lease which will provide for up to $10.0 million of additional external financing.

We believe that our cash and cash equivalents on hand are sufficient to sustain planned operations through the third quarter of fiscal 2012.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We anticipate incurring additional losses until such time that we can generate significant revenue from product sales.

The following table summarizes our cash flows during the fiscal years ended June 30, 2011, 2010 and 2009:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)

Net cash provided by (used in):
Operating activities	$(28,521)	$(12,390)	$6,795
Investing activities	(30,037)	(18,132)	(2,912)
Financing activities	53,838	49,488	(3,265)

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2011 was $28.5 million compared to $12.4 million during fiscal 2010. The decrease in cash flow was primarily due to $10.3 million of higher net loss after adding back depreciation and amortization, loss on disposal of property, plant and equipment and share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2011 was $30.0 million, primarily as a result of construction costs incurred in connection with our new headquarters and manufacturing facility, as well as costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2011 was $53.8 million compared to $49.5 million during fiscal 2010. During fiscal 2011, we received $33.4 million from the issuance of common stock in connection with our December 2010 private placement and share purchase plan, as well as $3.2 million upon the exercise of stock options. Additionally, during fiscal 2011, we received $20.2 million in aggregate proceeds from our external financing from Metro and the Commonwealth of Pennsylvania. During fiscal 2010, we received $47.1 million in connection with our October 2009 private placement and share purchase plan, as well as $2.3 million upon the exercise of stock options.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during fiscal 2010 was $12.4 million compared to net cash provided by operating activities of $6.8 million during fiscal 2009. The decrease in cash flow was primarily due to $20.8 million of higher net loss after adding back depreciation and amortization and share-based compensation expense.

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

Contractual Obligations

The following table provides information regarding our contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt and related interest	$32,835	$2,091	$4,166	$3,983	$22,595
Capital leases	209	91	93	25	—
Operating leases	112	60	47	5	—

Total contractual obligations	$33,156	$2,242	$4,306	$4,013	$22,595

Our term loans bear interest at rates ranging from prime (3.25% as of June 30, 2011) plus 1.50% to 6.0%. The future contractual obligations for interest is based upon rates in this range.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in the SEC rules.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (Issue No. 08-9).” (“ASU 2010-17”). ASU 2010-17 provides guidance about the criteria that must be met to use the milestone method of revenue recognition. This ASU is effective for milestones achieved in fiscal years and interim periods within those years, beginning after June 15, 2010. We adopted ASU 2010-17 on July 1, 2010 and its adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. Other than additional presentation of other comprehensive loss outside of the statements of stockholders’ equity and comprehensive loss, the adoption of ASU 2011-05 will not have an impact on our consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the fair presentation of our consolidated financial statements.

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the fair presentation of our consolidated financial statements.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of June 30, 2011. Their audit report can be found on page 47.

/s/  Alan Shortall

Alan Shortall
Chief Executive Officer

/s/  R. Richard Wieland II

R. Richard Wieland II
Executive Vice President and Chief Financial Officer

/s/  Dennis P. Pyers

Dennis P. Pyers
Vice President, Controller and Chief Accounting Officer

September 13, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unilife Corporation:

We have audited Unilife Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unilife Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended, and our report dated September 13, 2011 expressed an unqualified opinion on those consolidated financial statements. Our report dated September 13, 2011 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania
September 13, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Unilife Corporation:

We have audited the accompanying consolidated balance sheets of Unilife Corporation and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and estimates that its existing cash and cash equivalents will last only through the third quarter of fiscal 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
September 13, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Unilife Corporation
Lewisberry, Pennsylvania

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows of Unilife Corporation and subsidiaries for the year ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unilife Corporation and subsidiaries for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Audit (WA) Pty Ltd

Perth, Western Australia
September 13, 2011

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2011	2010
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$17,910	$20,750
Restricted cash	2,400	—
Accounts receivable	13	1,556
Inventories	626	797
Prepaid expenses and other current assets	381	637

Total current assets	21,330	23,740
Property, plant and equipment, net	54,020	29,972
Goodwill	13,265	10,792
Intangible assets, net	42	40
Other assets	821	273

Total assets	$89,478	$64,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,405	$6,044
Accrued expenses	2,696	2,911
Current portion of long-term debt	2,274	1,648
Deferred revenue	2,706	2,188

Total current liabilities	10,081	12,791
Long-term debt, less current portion	20,413	1,093
Deferred revenue	5,412	6,563

Total liabilities	35,906	20,447

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2011; none issued or outstanding as of June 30, 2011 and 2010	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2011; 63,924,403 and 54,761,848 shares issued, and 63,905,053 and 54,761,848 shares outstanding as of June 30, 2011 and 2010, respectively	639	548
Additional paid-in-capital	169,590	122,397
Accumulated deficit	(120,332)	(79,650)
Accumulated other comprehensive income	3,775	1,075
Treasury stock, at cost, 19,350 shares as of June 30, 2011	(100)	—

Total stockholders’ equity	53,572	44,370

Total liabilities and stockholders’ equity	$89,478	$64,817

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010	2009
	(In thousands, except share data)

Revenues:
Industrialization fees	$1,350	$6,318	$13,601
Licensing fees	2,527	2,566	2,456
Product sales and other	2,773	2,538	3,919

Total revenues	6,650	11,422	19,976
Cost of product sales	2,597	2,471	3,426

Gross profit	4,053	8,951	16,550

Operating expenses:
Research and development	9,631	10,934	2,209
Selling, general and administrative	31,571	26,257	13,780
Depreciation and amortization	4,009	2,314	915

Total operating expenses	45,211	39,505	16,904

Operating loss	(41,158)	(30,554)	(354)
Interest expense	511	125	249
Interest income	(399)	(1,066)	(361)
Other (income) expense, net	(588)	135	275

Net loss	$(40,682)	$(29,748)	$(517)

Loss per share:
Basic and diluted loss per share	$(0.70)	$(0.64)	$(0.02)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)

Balance as of July 1, 2008	34,295,718	$343	$53,835	$(49,385)	$4,714	$—	$9,507
Comprehensive loss:
Net loss	—	—	—	(517)	—	—	(517)
Foreign currency translation	—	—	—	—	(1,854)	—	(1,854)

Comprehensive loss							(2,371)
Issuance of options and warrants to purchase common stock	—	—	3,059	—	—	—	3,059
Issuance of common stock upon exercise of stock options	97,532	1	37	—	—	—	38
Issuance of common stock upon conversion of convertible notes	520,000	5	616	—	—	—	621
Issuance of common stock in connection with Employee Share Plan	45,885	—	—	—	—	—	—
Issuance of stock options in connection with the acquisition of Integrated BioSciences, Inc.	—	—	457	—	—	—	457
Grant of common stock to employee	1,666,667	17	(17)	—	—	—	—

Balance as of June 30, 2009	36,625,802	366	57,987	(49,902)	2,860	—	11,311
Comprehensive loss:
Net loss	—	—	—	(29,748)	—	—	(29,748)
Foreign currency translation	—	—	—	—	(1,785)	—	(1,785)

Comprehensive loss							(31,533)
Issuance of options and warrants to purchase common stock	—	—	3,463	—	—	—	3,463
Issuance of restricted stock	1,818,000	18	2,236	—	—	—	2,254
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	10,544,961	106	47,011	—	—	—	47,117
Issuance of common stock upon exercise of stock options	1,606,419	17	2,332	—	—	—	2,349
Issuance of common stock to employees	833,333	8	4,331	—	—	—	4,339
Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	3,333,333	33	5,037	—	—	—	5,070

Balance as of June 30, 2010	54,761,848	548	122,397	(79,650)	1,075	—	44,370
Comprehensive loss:
Net loss	—	—	—	(40,682)	—	—	(40,682)
Foreign currency translation	—	—	—	—	2,700	—	2,700

Comprehensive loss							(37,982)
Issuance of options and warrants to purchase common stock	—	—	4,071	—	—	—	4,071
Issuance of restricted stock, net of forfeitures	420,000	4	6,442	—	—	—	6,446
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	7,048,373	70	33,361	—	—	—	33,431
Issuance of common stock upon exercise of stock options	1,670,998	17	3,193	—	—	—	3,210
Issuance of common stock to employees	23,184	—	126	—	—	—	126
Purchase of treasury stock	—	—	—	—	—	(100)	(100)

Balance as of June 30, 2011	63,924,403	$639	$169,590	$(120,332)	$3,775	$(100)	$53,572

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010	2009
	(In thousands, except share data)

Cash flows from operating activities:
Net loss	$(40,682)	$(29,748)	$(517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,482	2,314	915
Loss on disposal of property, plant and equipment	527	—	5
Share-based compensation expense	9,022	10,056	3,059
Changes in assets and liabilities:
Accounts receivable	1,739	5,852	(6,172)
Inventories	176	302	(40)
Prepaid expenses and other current assets	266	(385)	(126)
Other assets	(552)	270	(232)
Accounts payable	(515)	863	586
Accrued expenses	543	656	(506)
Deferred revenue	(2,527)	(2,570)	9,823

Net cash (used in) provided by operating activities	(28,521)	(12,390)	6,795
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,037)	(17,562)	(2,926)
Proceeds from the sale of property, plant and equipment	—	—	14
Purchases of certificates of deposit	—	(9,106)	—
Proceeds from the redemption of certificates of deposit	—	8,536	—

Net cash used in investing activities	(30,037)	(18,132)	(2,912)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	33,431	47,117	—
Proceeds from the exercise of options to purchase common stock	3,210	2,349	38
Proceeds from the issuance of long-term debt	20,190	—	88
Principal payments on long-term debt and capital lease agreements	(493)	(411)	(3,391)
Proceeds from the issuance of note payable	6,900	—	—
Principal payments on note payable	(6,900)	—	—
Purchase of treasury stock	(100)	—	—
(Increase) decrease in restricted cash	(2,400)	433	—

Net cash provided by (used in) financing activities	53,838	49,488	(3,265)
Effect of exchange rate changes on cash	1,880	(1,843)	122

Net (decrease) increase in cash and cash equivalents	(2,840)	17,123	740
Cash and cash equivalents at beginning of year	20,750	3,627	2,887

Cash and cash equivalents at end of year	$17,910	$20,750	$3,627

Supplemental disclosure of cash flow information
Cash paid for interest	$514	$135	$183

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$1,143	$5,051	$—

Purchases of property, plant and equipment pursuant to capital lease agreements	$249	$—	$—

Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	$—	$5,070	$—

Purchases of property, plant and equipment through the issuance of warrants	$1,621	$—	$—

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Description of Business

Unilife Corporation (collectively with its consolidated subsidiaries, the “Company”) and subsidiaries is a U.S. based developer and manufacturer of advanced drug delivery systems. The primary target customers for the Company’s products include pharmaceutical and biotechnology companies seeking to optimize drug lifecycles and generate differentiation for their brand in competitive therapeutic markets through the use of innovative devices that can improve patient care, protect healthcare workers and prevent disease. Customers also include suppliers of medical equipment to healthcare facilities and distributors to patients who self-administer prescription medication.

2.	Liquidity

The Company has incurred recurring losses from operations and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of advanced drug delivery systems. Management estimates that cash and cash equivalents of $17.9 million as of June 30, 2011 are sufficient to sustain planned operations only through the third quarter of fiscal 2012.

Therefore, additional funding will be needed in fiscal 2012 by the Company to support its operations and capital expenditure requirements. Management has identified several possible funding strategies which may be available. In addition to sales of its Unitract and Unifill syringe products to existing partners, the Company is also in discussions with additional pharmaceutical companies pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may pursue additional funding or revenue streams. The Company may seek to raise additional funds through the sale of additional equity or debt securities. There can be no assurance that any such funding will be available when needed or on acceptable terms. These various factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

During August 2011, the Company entered into an equipment lease which will provide for up to $10.0 million of additional external financing.

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

On September 1, 2009, Unilife Medical Solutions Limited, an Australian Corporation (“UMSL”), entered into a Merger Implementation Agreement with Unilife Corporation, a newly-formed Delaware subsidiary of UMSL, pursuant to which stockholders and option holders of UMSL would exchange their existing interests in UMSL for equivalent interests in Unilife Corporation and Unilife Corporation would become the parent or ultimate parent of UMSL and its subsidiaries. The redomiciliation transaction was approved by the Australian Federal Court and the stockholders and option holders of UMSL and was completed on January 27, 2010. In the redomiciliation each holder of UMSL ordinary shares or share options received one share of common stock or one stock option of Unilife Corporation for every six UMSL ordinary shares or share options, respectively, held by such holder, unless a holder of UMSL ordinary shares elected to receive, in lieu of common stock, Chess Depository Interests, or CDIs of Unilife

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(each representing one-sixth of a share of Unilife common stock) in which case such holder received one CDI of Unilife for each ordinary share of UMSL. All share and per share data have been retroactively restated to reflect the one for six share recapitalization.

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

Accounts Receivable

Accounts receivable are stated at amounts due from customers, which also represents the net realizable amount. The Company evaluates the collectability of its accounts receivable on a periodic basis and has historically not recorded an allowance for doubtful accounts. In instances in which management becomes aware of circumstances that may impair a particular customer’s ability to meet its obligation, the related receivable would be written off. Accounts receivable as of June 30, 2010 consists principally of amounts due from a single pharmaceutical company related to the achievement of certain milestones under the related industrialization agreement described in Note 13.

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

	June 30,
	2011	2010
	(In thousands)

Raw materials	$387	$649
Work in process	210	148
Finished goods	29	—

Total inventories	$626	$797

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment

Property, plant and equipment, including significant improvements, are recorded at cost, net of accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred.

Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful life of the asset as listed below:

Asset Category	Useful Lives

Building	40 years
Machinery and equipment	2 to 15 years
Computer software	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of leasehold improvement life or remaining term of lease

Interest expense incurred during the construction of the new headquarters and manufacturing facility have been capitalized as one of the elements of cost and are amortized over the useful life of the building. Interest capitalized during the year ended June 30, 2011 was $0.3 million with no such capitalized interest during the years ended June 30, 2010 or 2009.

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

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of the Company’s reporting unit exceeds its estimated fair value. Estimated fair value of the Company’s reporting unit is determined utilizing the value implied by the Company’s year-end quoted stock price. The Company performs its annual impairment test at the end of its fiscal year. There were no impairments recorded on goodwill during the years ended June 30, 2011, 2010 or 2009.

Definite-lived intangible assets include patents which are amortized on a straight-line basis over their estimated useful lives of 15 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairments recorded on intangible assets during the years ended June 30, 2011, 2010 or 2009.

Deferred Financing Costs

Deferred financing costs are included in other assets on the consolidated balance sheets and consist of costs incurred in connection with debt financings. These costs are amortized over the term of the related debt using the effective interest rate method.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recorded to the extent the Company believes they will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected more likely than not to be realized.

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

Foreign Currency Translation

The Australian dollar (“A$”) is the functional currency for the Company’s Australian operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange existing at the end of the period. Revenues and expenses are translated at the average exchange rates during the applicable period. Adjustments resulting from these translations are recorded in accumulated other comprehensive income within the

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company’s consolidated balance sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in other expense (income) within the Company’s consolidated statements of operations and aggregated $0.1 million, $0.1 million and $0.3 million during the years ended June 30, 2011, 2010 and 2009, respectively.

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

The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer who accounted for 10% or more of the Company’s revenue, were $2.5 million, $2.5 million and $2.6 million during the years ended June 30, 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising costs of $0.6 million, $0.5 million and $0.1 million during the years ended June 30, 2011, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs, which primarily consist of salaries, benefits and contracted services are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issued through common stock equivalents. The dilutive effect of potential common shares, consisting of non-participating restricted stock and outstanding options to purchase common stock, is calculated using the treasury stock method.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings (loss) per share according to the two class method if the impact is dilutive. Shares of the Company’s unvested

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

restricted stock are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted earnings (loss) per share.

Government Grants

Government grants are recognized when there is reasonable assurance that the grant will be received and all attached conditions will be complied with.

Business Segments

The Company operates in one reportable segment, which includes the design, development and manufacture of advanced drug delivery systems. Sales by geographic location are as follows:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Domestic	$2,773	$2,538	$3,919
International	3,877	8,884	16,057

	$6,650	$11,422	$19,976

Reclassifications

Certain amounts in the consolidated statements of operations were reclassified from selling, general and administrative expenses to research and development expenses during the years ended June 30, 2010 and 2009. Management has determined that activities performed by certain employees were more closely associated with research and development activities and has reclassified those items on the accompanying consolidated statements of operations.

This reclassification did not affect the consolidated balance sheets or consolidated statements of cash flows. Additionally, the reclassification did not affect operating loss or net loss on the consolidated statements of operations. The following table summarizes the as reported and as adjusted amounts related to the reclassification discussed above:

	Year Ended June 30,
	2010	2009
	(In thousands)

Research and development — as reported	$8,495	$1,048
Research and development — as adjusted	$10,934	$2,209
Selling, general and administrative — as reported	$28,696	$14,941
Selling, general and administrative — as adjusted	$26,257	$13,780

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-17, “Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (Issue No. 08-9)” (“ASU 2010-17”). ASU 2010-17 provides guidance about the criteria that must be met to use the milestone method of revenue recognition. This ASU is effective for milestones achieved in fiscal years and interim periods within those years, beginning after June 15, 2010. The Company adopted ASU 2010-17 on July 1, 2010 and its adoption did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. Other than additional presentation of other comprehensive loss outside of the statements of stockholders’ equity and comprehensive loss, the adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements.

4.	Equity Transactions and Share-Based Compensation

In October and November 2009, the Company issued 10,544,961 shares of common stock and 3,145,767 options to purchase common stock for aggregate proceeds of A$50.9 million ($47.1 million), net of issuance costs, through a combination of a U.S. and Australian private placement and a share purchase plan for the Company’s Australian and New Zealand stockholders. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. The Company also issued 497,662 options to purchase common stock to certain brokers as consideration for their services in connection with the private placement, which are exercisable at A$5.10 per share. All of the options described above are immediately exercisable and will expire in November 2012.

In November 2009, the Company issued 3,333,333 shares of common stock to the former stockholders of Unitract Syringe Pty Limited. These shares were issued in full satisfaction of the Company’s obligation for the purchase of that business which had been accrued for on the date of purchase.

In January 2010, the Company issued 833,333 fully vested shares of common stock to certain employees in consideration of their transfer to the Company of certain intellectual property rights and recognized $4.3 million of share-based compensation expense classified in research and development expense.

In December 2010, the Company issued 7,048,373 shares of common stock and 2,268,934 options to purchase common stock for aggregate proceeds of A$34.1 million ($33.4 million), net of issuance costs, through an Australian private placement and a share purchase plan for the Company’s Australian and New Zealand stockholders. Of these options, 50% are exercisable at A$7.50 per share, and 50% are exercisable at A$12.00 per share. The options became exercisable in June 2011 and will expire in December 2013.

The Company recognized share-based compensation expense related to stock options, grants of restricted stock and common stock to employees, directors and consultants of $9.0 million, $10.1 million and $3.1 million during the years ended June 30, 2011, 2010 and 2009, respectively.

As of June 30, 2011, the total compensation cost related to all non-vested awards not yet recognized is $10.3 million. This amount is expected to be recognized over a remaining weighted average period of 1.62 years.

Stock Options and Warrants

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended June 30, 2010, the Company granted 3,643,429 options to purchase common stock outside of both the Plan and the Stock Incentive Plan in connection with the Company’s November 2009 private placement as discussed above.

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

In November 2009, the Company’s compensation committee approved a new incentive package for its Chief Executive Officer, which included the issuance of 834,000 options to purchase common stock under the Stock Incentive Plan. The options were issued on February 3, 2010 following stockholder approval of the incentive package. The options are exercisable at $6.64 per share and vest upon the trading price of the Company’s common stock reaching certain minimum levels on Nasdaq, which range from $9.45 to $17.82 per share. The grant date fair value of the options was $3.18 per share and the fair value of the options is being expensed on a straight-line basis over a derived service period of 1.92 years.

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of June 30, 2011 were valued at $2.29 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.30 years to 2.0 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

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

During the year ended June 30, 2010, the Company granted 70,000 additional options to purchase common stock to certain employees under the Stock Incentive Plan. The options are exercisable at $5.80 per share and vest over a period of three years. The weighted average grant date fair value of the options was $2.71 per share.

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

In December 2010, the Company issued 2,268,934 options to purchase common stock outside of both the Plan and the Stock Incentive Plan in connection with the Company’s December 2010 private placement as discussed above.

In February 2011, the Company issued 300,000 options to purchase common stock to its Chief Operating Officer under the Stock Incentive Plan. The options are exercisable at $4.85 per share and vest in eight equal installments based upon the achievement of operational and product milestones as determined by the compensation

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

committee of the board of directors. The weighted average grant date fair value of the options was $2.73 per share and the fair value of the options is being expensed on a straight-line basis over a weighted average estimated service period of 1.31 years.

During year ended June 30, 2011, the Company granted 1,193,517 additional options to purchase common stock to certain employees and directors under the Stock Incentive Plan. The weighted average exercise price of the options was $5.75 per share. The majority of the options vest over a period of three years, with the exception of 360,000 options, which vest upon meeting certain performance targets, as defined in the agreements. The weighted average grant date fair value of the options was $2.80 per share.

In April and May 2011, the Company granted 300,000 options to purchase common stock to certain employees under the Stock Incentive Plan, with a weighted average exercise price of $5.02 per share for which the performance-based vesting terms have not been mutually agreed upon between the parties. Due to the fact that material terms have not been mutually agreed upon between the grantees and the Company, the criteria for establishing a grant under Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” has not been met. As a result, share-based compensation expense recorded during the year ended June 30, 2011 does not include any amounts related to these awards.

The following is a summary of activity related to stock options held by employees and board members during the year ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Life	Intrinsic
	Options	Price	(In Years)	Value
				(In thousands)

Outstanding as of July 1, 2010	4,058,701	$3.70
Granted	1,493,517	5.57
Exercised	(573,031)	2.14
Cancelled	(279,976)	3.86

Outstanding as of June 30, 2011	4,699,211	$4.48	4.1	$5,455

Exercisable as of June 30, 2011	2,044,169	$2.64	2.2	$5,072

The following is a summary of activity related to stock options and warrants held by non-employees during the year ended June 30, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options and	Exercise	Contractual Life	Intrinsic
	Warrants	Price	(In Years)	Value
				(In thousands)

Outstanding as of July 1, 2010	6,355,642	$7.15
Granted	2,868,934	9.28
Exercised	(1,097,967)	2.07

Outstanding as of June 30, 2011	8,126,609	$8.59	2.2	$1,759

Exercisable as of June 30, 2011	7,126,609	$8.85	2.0	$1,759

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

stock options exercised during the years ended June 30, 2011, 2010 and 2009 was $6.0 million, $5.8 million and $93,000, respectively. Of the 3,655,042 non vested options, 1,000,000 are held by a consultant.

The Company currently uses authorized and unissued shares to satisfy stock option exercises.

The weighted average fair value of stock options granted during the years ended June 30, 2011, 2010 and 2009 was $2.65, $3.13 and $0.62 per share, respectively. The weighted average fair value of $2.65 per share during the year ended June 30, 2011 does not include the weighted average fair value of the stock options granted in connection with the Company’s 2010 private placement of $1.26 per share. The weighted average fair value of $3.13 per share during the year ended June 30, 2010 does not include the weighted average fair value of the stock options granted in connection with the Company’s 2009 private placement of $2.49 per share.

The following is a summary of outstanding and exercisable stock options held by employees and board members as of June 30, 2011:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Outstanding	Weighted	Average	Exercisable	Weighted	Average
	as of	Average	Remaining	as of	Average	Remaining
	June 30,	Exercise	Contractual	June 30,	Exercise	Contractual
Range of Exercise Prices	2011	Price	Life (In Years)	2011	Price	Life (In Years)

$0.00 — $2.10	1,733,337	$2.08	2.0	1,666,667	$2.09	1.9
$2.11 — $4.85	475,000	3.88	6.4	179,167	2.76	3.1
$4.86 — $7.63	2,490,874	6.26	5.2	198,335	7.20	3.7

	4,699,211	$4.48	4.1	2,044,169	$2.64	2.2

The following is a summary of outstanding and exercisable stock options held by non-employees as of June 30, 2011:

	Outstanding Options			Exercisable Options
			Weighted			Weighted
	Outstanding	Weighted	Average	Exercisable	Weighted	Average
	as of	Average	Remaining	as of	Average	Remaining
	June 30,	Exercise	Contractual	June 30,	Exercise	Contractual
Range of Exercise Prices	2011	Price	Life (In Years)	2011	Price	Life (In Years)

$0.00 — $2.10	535,245	$1.88	1.2	535,245	$1.88	1.2
$2.11 — $6.71	2,176,662	5.90	3.3	1,176,662	5.19	3.0
$6.72 — $12.72	5,414,702	10.33	1.8	5,414,702	10.33	1.8

	8,126,609	$8.59	2.2	7,126,609	$8.85	2.0

The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the year ended June 30, 2011, the period from January 27, 2010 to June 30, 2010 (the period

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

subsequent to the Company’s redomiciliation), the period from July 1, 2009 to January 26, 2010 (the period prior to the Company’s redomiciliation) and the year ended June 30, 2009 (prior to the Company’s redomiciliation):

			Period From
		Period From	July 1,
	Year Ended	January 27, 2010 to	2009 to	Year Ended
	June 30,	June 30,	January 26,	June 30,
	2011	2010	2010	2009

Number of stock options granted	2,093,517	1,144,000	1,383,333	3,850,000
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.96%	2.35%	4.10%	4.76%
Expected volatility	59%	60%	79%	80%
Expected life (in years)	5.15	3.99	4.23	4.4

The assumptions noted above for the year ended June 30, 2011 do not include amounts related to the 2,268,934 options issued in the Company’s December 2010 private placement as discussed above. The assumptions noted above for the period from July 1, 2009 to January 26, 2010 do not include amounts related to the 3,643,429 options issued in the Company’s October 2009 private placement, as discussed above.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

marked to market until vested. Share-based compensation expense for restricted stock issued to consultants is recognized ratably over each vesting tranche.

In November 2009, the Company’s compensation committee approved the issuance of 1,166,000 shares of restricted stock to the Company’s Chief Executive Officer under the Stock Incentive Plan. The shares were issued in February 2010 following stockholder approval. The shares of restricted stock vest upon the satisfaction of certain performance targets, as defined in the agreement. The grant date fair value of the restricted shares was $6.64 per share.

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

The following is a summary of activity related to restricted stock awards during the year ended June 30, 2011.

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
	Awards	Value

Unvested as of July 1, 2010	1,818,000	$6.40
Granted	470,000	5.24
Vested	(281,000)	6.07
Forfeited	(50,000)	5.46

Unvested as of June 30 2011	1,957,000	$6.19

Grants of Common Stock to Employees

During the year ended June 30, 2009 the Company granted 45,885 shares of common stock to certain employees. The Company recorded a charge to operations of $44,000 related to the issuance of these awards.

During the year ended June 30, 2009, the Company granted 1,666,667 shares of common stock to its Chief Executive Officer. The shares are subject to certain transfer restrictions in which 833,333 cannot be sold until the first anniversary of the date of grant and 833,334 cannot be sold until the second anniversary of the date of grant. During the year ended June 30, 2009, the Company recorded a charge to operations of $1.5 million related to the issuance of these awards.

During the year ended June 30, 2011, the Company granted 23,184 shares of common stock to certain employees. The Company recorded a charge to operations of $0.1 million related to the issuance of these awards.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	June 30,
	2011	2010
	(In thousands)

Building	$31,866	$—
Machinery and equipment	16,130	10,848
Computer software	2,457	528
Furniture and fixtures	323	737
Construction in progress	5,734	18,560
Land	2,036	2,036
Leasehold improvements	—	1,026

	58,546	33,735
Less: accumulated depreciation and amortization	(4,526)	(3,763)

Property, plant and equipment, net	$54,020	$29,972

Construction in progress as of June 30, 2011 consisted primarily of amounts incurred in connection with machinery and equipment. Construction in progress as of June 30, 2010 consisted primarily of amounts incurred in connection with the construction of the Company’s new manufacturing facility and machinery and equipment.

6.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2010 and 2011 are as follows:

(In thousands)

Balance as of July 1, 2009	$10,235
Foreign currency translation	557

Balance as of June 30, 2010	10,792
Foreign currency translation	2,473

Balance as of June 30, 2011	$13,265

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of June 30, 2011 and 2010 was $63,000 and $40,000 respectively, and future amortization expense is scheduled to be $7,000 annually.

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2011	2010
	(In thousands)

Accrued payroll and other employee related expenses	$1,737	$1,405
Accrued machinery and equipment costs	231	—
Accrued construction costs related to the new manufacturing facility	—	1,003
Accrued other	728	503

Total accrued expenses	$2,696	$2,911

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

8.	Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancellable operating leases. The future minimum lease payments related to the Company’s non-cancellable operating lease commitments as of June 30, 2011 were as follows:

For the Year Ending June 30,
(In thousands)

2012	$60
2013	33
2014	14
2015	3
2016	2

$112

Rental expenses under operating leases during the years ended June 30, 2011, 2010 and 2009 was $0.7 million, $0.6 million and $0.7 million, respectively.

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

9.	Long-Term Debt

Long-term debt consists of the following:

	June 30,
	2011	2010
	(In thousands)

Mortgage loans	$17,940	$—
Bank term loans	2,095	2,393
Commonwealth of Pennsylvania financing authority loan	2,227	—
Commonwealth of Pennsylvania assisted machinery loans	237	332
Other	188	16

	22,687	2,741
Less: current portion of long-term debt	2,274	1,648

Total long-term debt	$20,413	$1,093

Mortgage Loans

In October 2010, the Company entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro agreed to provide the Company with two notes in the amounts of $14.25 million and $3.75 million. The proceeds received have been used to finance the purchase of the land and construction of the Company’s new corporate headquarters and manufacturing facility in York, Pennsylvania, including the repayment of a $6.9 million bridge construction loan with Univest.

The $14.25 million term note matures 20 years from completion of construction of the Company’s new corporate headquarters and manufacturing facility and the $3.75 million term note matures on October 20, 2020. During construction, the Company paid only interest on both term notes at the Prime Rate plus 1.50% per annum,

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with a floor of 4.50% per annum. For a period of five years subsequent to construction, the Company will pay principal and interest on both term notes, with interest at a fixed rate based on the 5 year Treasury-bill plus 300 basis points per annum, with a floor of 6.0% per annum. Commencing five years subsequent to construction through the maturity dates for each term note, the Company will pay principal and interest on both term notes, with interest at a rate to be negotiated by the parties, or if no rate is negotiated, based upon the Prime Rate plus 1.0% per annum, with a floor not to exceed 250 basis points over the Prime Rate. The Company will also pay one final payment of principal and interest upon the maturity of each term note.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until the Company and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of June 30, 2011. However, the Company is not certain that it will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from June 30, 2011. The Company may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

As of June 30, 2011, $14.19 million was outstanding under the $14.25 million note and the full amount was outstanding under the $3.75 million note.

Bank Term Loans

Bank term loans consist of two term loans payable. The loans bear interest at a rate of prime (3.25% as of June 30, 2011) plus 1.50%. (4.75% as of June 30, 2011) per annum and mature on dates ranging from December 2020 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment. In February 2011, the bank term loan agreements were amended so that the covenants are consistent with those under the Company’s mortgage loans as discussed above, thus removing the covenants that were in violation as of June 30, 2010. Due to the previous violation of the bank term loan covenants as of June 30, 2010 and the uncertainty of being able to maintain the Debt Service Reserve Account balance for a period of 12 months from June 30, 2011, the $1.2 million long-term portion outstanding as of June 30, 2011 under these bank term loans is classified in the current portion of long-term debt.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2011, aggregate maturities of long-term obligations are as follows:

For the Year Ending June 30,
(In thousands)

2012	$1,121
2013	1,147
2014	1,154
2015	1,114
2016	1,152
Thereafter	16,999

$22,687

10.	Loss Per Share

The Company’s net loss per share is as follows:

	Year Ended June 30,
	2011	2010	2009
	(In thousands, except share and per share data)

Numerator
Net loss	$(40,682)	$(29,748)	$(517)
Denominator
Weighted average number of shares used to compute basic loss per share	57,891,024	46,837,066	34,426,353
Effect of dilutive options to purchase common stock	—	—	—

Weighted average number of shares used to compute diluted loss per share	57,891,024	46,837,066	34,426,353

Basic and diluted loss per share	$(0.70)	$(0.64)	$(0.02)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 1,959,828 and 489,178 were excluded from the calculation of basic and diluted loss per share during the years ended June 30, 2011 and 2010, respectively. There were no shares of restricted stock outstanding during the year ended June 30, 2009.

In addition, stock options (non-participating securities) totaling 8,998,164, 8,234,060, and 5,362,310 during the years ended June 30, 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the years ended June 30, 2011, 2010 and 2009, these shares would have had an effect of 1,861,935, 2,316,360, and 237,610 diluted shares, respectively, for purposes of calculating diluted loss per share.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

For the years ended June 30, 2011, 2010 and 2009, income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)

Domestic	$(41,529)	$(26,773)	$(1,448)
International	847	(2,975)	931

	$(40,682)	$(29,748)	$(517)

Tax Rate Reconciliation

Income tax expense (benefit) is as follows:

	Year Ended June 30,
	2011			2010			2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(In thousands)

U.S. Federal	$—	$(13,907)	$(13,907)	$—	$(8,692)	$(8,692)	$—	$(1,070)	$(1,070)
State	—	(4,086)	(4,086)	—	(2,554)	(2,554)	—	(339)	(339)
International	—	279	279	—	553	553	—	(663)	(663)
Changes in valuation allowance	—	17,714	17,714	—	10,693	10,693	—	2,072	2,072

Income tax provision	$—	$—	$—	$—	$—	$—	$—	$—	$—

Income tax expense (benefit) was $0 for the years ended June 30, 2011, 2010 and 2009 and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended June 30,
	2011	2010	2009

Tax at U.S. statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(10)%	(9)%	(11)%
Non-deductible and non-taxable items	1%	7%	2%
Change in valuation allowance	44%	37%	44%

	0%	0%	0%

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Significant Components of Deferred Taxes

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets (liabilities) at June 30, 2011 and 2010 are presented below:

	June 30,
	2011	2010
	(In thousands)

Net operating loss carryforwards	$31,572	$15,640
Share-based compensation expense	5,984	2,038
Deferred revenue	2,435	2,625
Depreciation differences	(677)	(190)
Valuation allowance	(39,314)	(20,113)

Net deferred taxes	$—	$—

The valuation allowance for deferred tax assets as of June 30, 2011 and 2010 was $39.3 million and $20.1 million, respectively. The net change in the total valuation allowance was an increase of $19.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or prior to the expiration of the net operating loss carryforwards. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making the assessment as to the realizability of deferred tax assets. Based upon the level of historical taxable income and uncertainty regarding projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management does not believe it is more likely than not that the Company will realize the benefits of these net operating losses and deductible temporary differences, as of June 30, 2011 and 2010. Therefore a full valuation allowance has been provided. The amount of the net deferred tax assets considered realizable, however, could change if estimates of future taxable income during the carryforward period are increased.

As of June 30, 2011, the Company had net operating loss carryforwards for U.S federal, state and Australian income tax purposes of approximately $55.7 million, $55.7 million and $23.5 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $23.5 million as of June 30, 2011 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 20% of taxable income after modifications and apportionment, or $3.0 million on state net operating losses utilized in any one year.

The Company has adopted the provisions of Interpretation 48, included in ASC Subtopic 740-10. Management has evaluated the tax positions taken and has concluded that no liability for unrecognized tax benefits was required to be recorded for the years ended June 30, 2011, 2010 and 2009.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company files Australian, U.S. federal and state income tax returns. The Company is not subject to examination in any jurisdiction at this time. As a result of the net operating losses in prior years, the statute of limitations will remain open for a period following any utilization of net operating loss carryforwards and as such these periods remain subject to examination.

12.	Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering all U.S. employees. Participating employees may contribute up to 100% of their pre-tax earnings, subject to the statutory limits. During the years ended June 30, 2011, 2010 and 2009, the Company did not match any employee contributions.

13.	Business Alliances

Sanofi

The Company signed an exclusive licensing agreement and an industrialization agreement with Sanofi, a multinational pharmaceutical company, between June 2008 and July 2009. Under the terms of these agreements, Sanofi has agreed to pay the Company an aggregate of approximately $36.4 million in exclusivity fees and industrialization milestone payments for the exclusive right to negotiate the purchase of the Unifill ready-to-fill (prefilled) syringe (Unifill syringe or product).

Pursuant to the exclusive licensing agreement, Sanofi has paid the Company a 10.0 million euro ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million, which is being recognized on a straight-line basis over the remaining term of the agreement.

Pursuant to the industrialization agreement, Sanofi has agreed to pay the Company up to 17.0 million euros ($23.4 million) in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. As of June 30, 2011 there is one remaining milestone payment of 1.0 million euro to be recognized under the industrialization agreement.

This exclusive right for Sanofi to negotiate for the purchase of the Unifill syringe is limited to the therapeutic drug classes of anti-thrombotic agents, vaccines and four confidential sub-classes until June 30, 2014 (exclusivity list). The Company is able to negotiate with other pharmaceutical companies seeking to utilize the Unifill syringe with drugs targeted for use in therapeutic drug classes outside of those retained by Sanofi under its exclusivity list. Upon mutual agreement by both parties, Sanofi may add additional therapeutic sub-classes to the exclusivity list for the Unifill syringe provided the Company has not previously signed exclusive terms for the product to a third party. The Company is not obligated to sell more than 30% of its annual production capacity for the Unifill syringe to Sanofi without written notification up to two years in advance.

Stason Pharmaceuticals

In March 2010, the Company signed an exclusive five year agreement with Stason Pharmaceuticals, a U.S. based pharmaceutical company, to market its Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason Pharmaceuticals is required to purchase a minimum of 1.0 million units of the Unitract 1mL syringe per year during the term of the contract, subject to regulatory approval of the Unitract 1mL in those markets, which is currently pending.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

14.	Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		June 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)

Assets :
Cash equivalents — certificates of deposit	$1,000	$1,000	$18,629	$18,629

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market
	Prices in Active	Significant	Significant
	Markets for	Other	Unobservable	Total
	Identical Assets	Observable Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
	(In thousands)

Cash equivalents — certificates of deposit (June 30, 2011)	$—	$1,000	$—	$1,000

Cash equivalents — certificates of deposit (June 30, 2010)	$—	$18,629	$—	$18,629

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Results (unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(In thousands, except per share data)

Year Ended June 30, 2011
Revenues	$3,543	$1,762	$650	$695
Gross profit	2,368	938	200	547
Net loss	(7,246)	(10,358)	(12,533)	(10,545)
Basic and diluted loss per share	$(0.14)	$(0.19)	$(0.20)	$(0.17)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(In thousands, except per share data)

Year Ended June 30, 2010
Revenues	$3,108	$3,245	$2,417	$2,652
Gross profit	2,279	2,771	1,885	2,016
Net loss	(2,064)	(5,915)	(12,064)	(9,705)
Basic and diluted loss per share	$(0.06)	$(0.13)	$(0.23)	$(0.18)

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the periods.

16.	Subsequent Events

On August 15, 2011, the Company entered into a Master Lease Agreement with Varilease Finance, Inc. (“Varilease”). Under the Master Lease Agreement, Varilease will provide up to $10.0 million of lease financing for production equipment for the Unifill ready-to-fill syringe. The Company has the option of selling and leasing back existing equipment or using the facility to lease additional equipment.

Under the terms of the Master Lease Agreement, the Company will lease the equipment from Varilease for a two-year base term, and the Company will pay rent in equal monthly installments of up to $0.4 million over the base term.

The Master Lease Agreement contains covenants and provisions for events of default customarily found in lease agreements. The Company may prepay the monthly rent payments without penalty. At the end of the lease term, the Company has the option to extend the lease, return the equipment or purchase the equipment, as defined in the agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding directors and corporate governance is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the headings “Election of Directors” and “Information on our Board of Directors and Corporate Governance”. Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the 2011 Proxy Statement under the headings of “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 is incorporated by reference to the 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information,” and “Equity Compensation Plan Information.”

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

Comparative Performance Graph

The performance graph shown below compares the change in cumulative total stockholder return of Unilife Corporation’s Chess Depository Interest (CDI), the ASX All Ordinaries Index and the S&P/ASX 200 Health Care Index for the five year period ended June 30, 2011. The graph sets the beginning value of shares of CDIs and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of the Company’s common stock or CDIs.

Distribution of Common Stock and CDI Holders as of September 1, 2011

	Common Stock
		Number of	CDIs
	Number of	Shares of	Number of	Number of
	Holders	Common Stock	Holders	CDIs

1 — 1,000	163	50,850	1,396	747,030
1,001 — 5,000	62	140,415	2,580	7,561,548
5,001 — 10,000	14	91,027	1,263	10,022,720
10,001 — 100,000	31	1,137,433	2,712	86,511,951
100,001 — and over	8	62,658,133	478	160,943,796

	278	64,077,858	8,429	265,787,045

The number of stockholders holding less than a marketable parcel of shares was 863 as of September 1, 2011.

There is no current on-market buy-back of the Company’s securities.

Twenty Largest CDI Holders as of September 9, 2011

		Number of	% of CDIs
Rank	Name	CDIs Held	Outstanding

1.	Merkaba Limited	7,263,588	2.74
2.	National Nominees Limited	5,289,512	2.00
3.	J P Morgan Nominees Australia Limited	4,560,594	1.72
4.	Admark Investments Pty Ltd <JS Pinto Super Fund A/C>	3,937,047	1.49
5.	Joseph Kaal	3,833,990	1.45
6.	Penila Investments Pty Ltd <Hornung S/F A/C>	3,657,799	1.38
7.	Mr Bradley Gavin Downes	3,014,169	1.14
8.	Mr Dennis Banks + Mrs Janine Banks <Banks Super Fund A/C>	2,580,591	0.97
9.	Citicorp Nominees Pty Limited	2,457,850	0.93
10.	Thorley Management Pty Ltd <Thorley Investment A/C>	2,322,498	0.88
11.	Omah Nominees Pty Ltd <The PJH A/C>	2,017,645	0.76
12.	Mr Dennis John Banks <The Banks Family A/C>	1,919,671	0.72
13.	ABN Amro Clearing Sydney Nominees Pty Ltd <Custodian A/C>	1,841,026	0.69
14.	JP Morgan Nominees Australia Limited <Cash Income A/C>	1,673,814	0.63
15.	J & N Kaal Pty Ltd <Kaal Superfund A/C>	1,585,365	0.60
16.	Hertogs Investments Pty Limited	1,400,000	0.53
17.	Mr Peter Marcus Barr + Mrs Kay Ellen Barr <Regnal Super Fund A/C>	1,322,427	0.50
18.	Mirrabooka Investments Limited	1,200,000	0.45
19.	KAS Investments & Development Pty Ltd <KAS Investments S/F A/C>	1,054,890	0.40
20.	Mrs. Cherie Ann Lauder + Mr. John William Lauder <J&C Lauder Family S/F A/C>	1,013,234	0.38

Total		53,945,910	20.36

General Information

The name of the Company Secretary is Mr. J. Christopher Naftzger.

The complete mailing address, including zip code, of our principal executive offices is 250 Cross Farm Lane, York, Pennsylvania 17406.

The address of the principal registered office in Australia is Suite 3, Level 1, 1 Chifley Square, Sydney NSW 2000 and our telephone number there is +61 2 8346 6500. The ASX Liaison Officer is Mr. Jeff Carter.

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

As holders of CDIs will not appear on Unilife’s share register as the legal holders of Unilife Shares, they will not be entitled to vote at a Unilife stockholder meetings unless one of the above steps is undertaken.

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

Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives

Information regarding executive compensation required by Item 11 of Form 10-K, including a discussion in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities, will be contained in the 2011 Proxy Statement under the caption “Executive Compensation,” and is incorporated by reference.

Recommendation 1.3 — Disclosure of information under Principle 1 of the ASX Governance Recommendations

Reporting Requirement

The Company fully complied with Recommendation 1.1 to 1.3 during the fiscal year ended June 30, 2011.

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

Reporting Requirement

The Company fully complied with Recommendation 2.1 to 2.4 during the fiscal year ended June 30, 2011.

Recommendation 2.5 — Disclose the process for evaluating the performance of the Board, its committees and individual directors

Reporting Requirement

In connection with its upcoming 2011 Proxy Statement, the Corporate Governance & Nominating Committee has undertaken a formal review of the performance of the Board, its committees and individual directors, which will be completed prior to the nomination of the slate of the board of directors for the upcoming proxy.

Recommendation 2.6 — Disclosure of information under Principle 2 of the ASX Governance Recommendations

Reporting Requirement

Information regarding our directors, including biographical information and share ownership information required by Items 10 and 12 of Form 10-K will be included in the 2011 Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

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

Recommendation 3.3 — Disclosure of information under Principle 3 of the ASX Governance Recommendations

Reporting Requirement

The Company fully complied with Recommendation 3.1 to 3.3 during the fiscal year ended June 30, 2011.

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

Reporting Requirement

The Company fully complied with Recommendation 4.1 to 4.3 during the fiscal year ended June 30, 2011.

Recommendation 4.4 — Disclosure of information under Principle 4 of the ASX Governance Recommendations

Reporting Requirement

Information regarding the skills, experience and expertise of directors, including audit committee members in accordance with U.S disclosure requirements, will be included in the 2011 Proxy Statement.

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

Reporting Requirement

The Company fully complied with Recommendation 5.1 and 5.2 during the fiscal year ended June 30, 2011.

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

Reporting requirement

Save as set out above, the Company fully complied with Recommendation 6.1 and 6.2 for the fiscal year ended June 30, 2011.

Principle 7 — Recognize and manage risk

Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it

The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during the fiscal year ended June 30, 2011 included liquidity or funding risk and operational risks associated with the finalization of the Company’s industrialization of its Unifill syringe.

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

Reporting requirement

The Company fully complied with Recommendation 7.1 for the fiscal year ended June 30, 2011.

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

The Company fully complied with Recommendation 7.2 for the fiscal year ended June 30, 2011.

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

For the reasons stated above, the Company has complied with Recommendation 7.3 for the fiscal year ended June 30, 2011.

Recommendation 7.4 — Disclosure of information under Principle 7 of the ASX Governance Recommendations

Reporting requirement

Except as disclosed above, the Company believes that the aforementioned reporting meets, or exceeds, the requirements of Recommendation 7.2 to 7.4 for the fiscal year ended June 30, 2011.

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

Recommendation 8.3 — Disclosure of information under Principle 8 of the ASX Governance Recommendations

With the exception noted above, the Company complied with the Recommendation 8.1 to 8.3 during the year ended June 30,2011.

This report is made in accordance with a resolution of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the 2011 Proxy Statement under the headings “Information on our Board of Directors and Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated into this report by reference to the 2011 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents files as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this report

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

2.1	Amended and Restated Merger Implementation Agreement dated as of September 1, 2009 between Unilife Medical Solutions Limited and Unilife Corporation		10	2.1	February 11, 2010
2.2	Share Purchase Agreement among Unilife Medical Solutions Limited, Edward Paukovits, Jr., Keith Bocchicchio, and Daniel Adlon dated as of October 25, 2006 and amended as of September 26, 2007		10	2.2	January 6, 2010
3.1	Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009
3.2	Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010

Exhibit			Included	Incorporated by Reference Herein
No.		Description of Exhibit	Herewith	Form	Exhibit	Filing Date

4.1		Form of Common Stock Certificate		10	4.1	November 12, 2009
10.1		Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.1	November 12, 2009
10	.2*	First Amendment dated as of June 29, 2009 to Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.2	November 12, 2009
10	.3*	Industrialization Agreement dated as of June 30, 2009 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.3	February 6, 2010
10.4		Business Lease, dated as of August 17, 2005, between Integrated BioSciences, Inc. and AMC Delancey Heartland Partners, L.P.		10	10.4	November 12, 2009
10.5		Agreement dated as of September 15, 2003 between Integrated BioSciences, Inc. and B. Braun Medical, Inc. and amendments thereto		10	10.5	February 1, 2010
10.6		Promissory Note, dated as of December 30, 2005 between Integrated BioSciences, Inc. and Commerce Bank		10	10.6	November 12, 2009
10.7		Promissory Note, dated as of August 25, 2006 between Integrated BioSciences, Inc. and Commerce Bank		10	10.7	November 12, 2009
10.8		Employment Agreement, dated as of October 26, 2008 between Unilife Medical Solutions Limited and Alan Shortall		10	10.8	November 12, 2009
10.9		Employment Agreement, dated as of February 15, 2005 between Unilife Medical Solutions Limited and Jeff Carter		10	10.9	November 12, 2009
10.10		Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Daniel Calvert		10	10.10	November 12, 2009
10.11		Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Bernhard Opitz		10	10.11	November 12, 2009
10.12		Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Mark Iampietro		10	10.12	November 12, 2009
10.13		Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Stephen Allan		10	10.13	November 12, 2009
10.14		Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Eugene Shortall		10	10.14	November 12, 2009
10.15		Consulting Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009
10.16		Deed of Mutual Release, dated January 12, 2009 between Unilife Medical Solutions Limited and Jeff Carter		10	10.16	November 12, 2009

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.17	Unilife Corporation Employee Stock Option Plan		10	10.17	November 12, 2009
10.18	Unilife Corporation 2009 Stock Incentive Plan		10	10.18	November 12, 2009
10.19	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009
10.20	Agreement dated November 12, 2009 between Unilife Medical Solutions, Inc. and Mikron Assembly Technology		10	10.20	February 10, 2010
10.21	Purchase and Mutual Indemnification Agreement dated November 16, 2009 between Unilife Cross Farm LLC and Greenspring Partners, LP		10	10.21	January 6, 2010
10.22	Offer of assistance dated October 16, 2009 from the Commonwealth of Pennsylvania to Unilife Medical Solutions and acceptance of the offer		10	10.22	January 6, 2010
10.23	Agreement Between Unilife Cross Farm LLC and L2 Architecture dated as of December 29, 2009, as amended		10	10.23	January 6, 2010
10.24	Agreement between Unilife Cross Farm LLC and HSC Builders & Construction Managers dated as of December 14, 2009, as amended		10	10.24	January 6, 2010
10.25	Development Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Keystone Redevelopment Group LLC		10	10.25	February 1, 2010
10.26	Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10	10.26	January 6, 2010
10.27	Form of Share Purchase Agreement between Unilife Medical Solutions Limited and each of the US investors in the October and November 2009 private placement		10	10.27	January 6, 2010
10.28	Form of Subscription Agreement between Unilife Medical Solutions Limited and each of the Australian investors in the October and November 2009 private placement		10	10.28	January 6, 2010
10.29	2009 Share Purchase Plan Terms and Conditions		10	10.29	January 6, 2010
10.30	Offer Letter dated November 12, 2008 from Unilife Medical Solutions Limited to Daniel Calvert		10	10.30	February 1, 2010
10.31	Offer Letter dated November 20, 2008 from the Coelyn Group, on behalf of Unilife Medical Solutions Limited to Bernhard Opitz		10	10.31	February 1, 2010
10.32	Consulting Agreement between Unilife Medical Solutions Limited and Medical Middle East Limited		10	10.32	February 1, 2010
10.33	Option Deed, dated January 21, 2010 between Unilife Medical Solutions Limited and Edward Fine		10	10.33	February 1, 2010

Exhibit			Included	Incorporated by Reference Herein
No.		Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.34		Deed of Settlement and Release dated October 26, 2008 among Unilife Medical Solutions Limited and Craig Thorley, Joseph Kaal, Alan Shortall and Roger Williamson and notification related thereto dated October 27, 2009		10	10.34	February 10, 2010
10.35		Deed of Confirmation of Intellectual Property Rights and Confidentiality among Unilife Medical Solutions Limited, Unitract Syringe Pty Limited, Craig Thorley and Joseph Kaal		10	10.35	February 10, 2010
10.36		Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan between Unilife Corporation and Alan Shortall		10	10.36	February 1, 2010
10.37		Form of Unilife Corporation Nonstatutory Stock Option Agreement between Unilife Corporation and Alan Shortall		10	10.37	February 1, 2010
10.38		Membership Interest Purchase Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Cross Farm, LLC.		10	10.38	February 1, 2010
10.39		Letter Agreement dated January 29, 2010 between sanofi-aventis and Unilife Medical Solutions.		10	10.39	February 1, 2010
10.40		Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan		10-Q	10.1	March 24, 2010
10.41		Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010
10	.42*	Letter Agreement dated February 25, 2010 between sanofi-aventis and Unilife Medical Solutions Limited		10-Q	10.1	May 17, 2010
10.43		Employment Agreement, dated as of June 8, 2010 between Unilife Corporation and R Richard Wieland		8-K	10.1	June 14, 2010
10.44		Separation Agreement and General Release, dated as of June 28, 2010 between Unilife Corporation and Daniel Calvert		8-K	10.1	July 2, 2010
10.45		Employment Agreement, dated as of July 6, 2010 between Unilife Corporation and J. Christopher Naftzger		10-K	10.45	September 28, 2010
10.46		Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers		10-K	10.46	September 28, 2010
10.47		Non-revolving Credit Agreement dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.		10-K	10.47	September 28, 2010
10.48		Non-revolving Promissory Note dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.		10-K	10.48	September 28, 2010
10.49		Surety dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.		10-K	10.49	September 28, 2010

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.50	Security and Control Agreement Regarding Reserve Account dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.		10-K	10.50	September 28, 2010
10.51	Loan Agreement between Metro Bank and Unilife Cross Farm LLC dated as of October 20, 2010		8-K	10.1	October 26, 2010
10.52	Term Note in the principal amount of $14,250,000 dated as of October 20, 2010		8-K	10.2	October 26, 2010
10.53	Term Note in the principal amount of $3,750,000 dated as of October 20, 2010		8-K	10.3	October 26, 2010
10.54	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Corporation)		8-K	10.4	October 26, 2010
10.55	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Medical Solutions, Inc.)		8-K	10.5	October 26, 2010
10.56	Form of Subscription Agreement between Unilife Corporation and each investor in the December 2010 Regulation S placement		8-K	10.1	December 2, 2010
10.57	Form of Option Agreement between Unilife Corporation and each investor in the December 2010 Regulation S placement		8-K	10.2	December 2, 2010
10.58	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010
10.59	Form of Subscription Agreement (the Company entered into separate Subscription Agreements with the investors in substantially the same form set forth in Exhibit 10.1)		8-K	10.1	December 2, 2010
10.60	Form of Option Agreement (the Company entered into separate Option Agreements with the investors in substantially the same form set forth in Exhibit 10.2)		8-K	10.2	December 2, 2010
10.61	2010 Unilife Share Purchase Plan Terms and Conditions		8-K	10.1	January 6, 2011
10.62	Separation Agreement and General Release between Unilife Corporation and Bernhard Opitz		10-Q	10.5	February 14, 2011
10.63	Employment Agreement dated February 7, 2011 between Unilife Corporation and Ramin Mojdehbakhsh, Ph.D.		8-K	10.1	February 7, 2011
12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges	X
21	List of subsidiaries of Unilife Corporation	X
23.1	Consent of KPMG LLP	X
23.2	Consent of BDO Audit (WA) Pty Ltd	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Name	Title	Date

/s/ Alan Shortall Alan Shortall	Director and Chief Executive Officer (Principal Executive Officer)	September 13, 2011

/s/ R. Richard Wieland II R. Richard Wieland	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	September 13, 2011

/s/ Dennis P. Pyers Dennis P. Pyers	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	September 13, 2011

/s/ John Lund John Lund	Director	September 13, 2011

/s/ William Galle William Galle	Director	September 13, 2011

/s/ Jeff Carter Jeff Carter	Director	September 13, 2011

/s/ Slavko James Joseph Bosnjak Slavko James Joseph Bosnjak	Chairman and Director	September 13, 2011

/s/ Mary Katherine Wold Mary Katherine Wold	Director	September 13, 2011

/s/ Marc S. Firestone Marc S. Firestone	Director	September 13, 2011