Form 10-Q
period 2011-09-30
Unilife Corp
filed 2011-11-09
CIK 1476170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34540

UNILIFE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1049354 (I.R.S. Employer Identification No.)
250 Cross Farm Lane, York, Pennsylvania 17406
(Address of principal executive offices)
Telephone: (717) 384-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2011, 64,368,703 shares of the registrant’s common stock were outstanding.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011	3

Unaudited Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010	4

Unaudited Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the three months ended September 30, 2011	5

Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

Signatures	22

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30, 2011	June 30, 2011
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$17,383	$17,910
Restricted cash	2,400	2,400
Accounts receivable	20	13
Inventories	708	626
Prepaid expenses and other current assets	374	381

Total current assets	20,885	21,330
Property, plant and equipment, net	53,881	54,020
Goodwill	12,285	13,265
Intangible assets, net	37	42
Other assets	1,025	821

Total assets	$88,113	$89,478

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,286	$2,405
Accrued expenses	2,021	2,696
Current portion of long-term debt	5,879	2,274
Deferred revenue	2,501	2,706

Total current liabilities	12,687	10,081
Long-term debt, less current portion	25,431	20,413
Deferred revenue	4,376	5,412

Total liabilities	42,494	35,906

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2011; none issued or outstanding as of September 30, 2011 and June 30, 2011	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2011; 64,300,313 and 63,924,403 shares issued, and 64,274,703 and 63,905,053 shares outstanding as of September 30, 2011 and June 30, 2011, respectively	643	639
Additional paid-in-capital	171,952	169,590
Accumulated deficit	(130,037)	(120,332)
Accumulated other comprehensive income	3,187	3,775
Treasury stock, at cost, 25,610 and 19,350 shares as of September 30, 2011 and June 30, 2011, respectively	(126)	(100)

Total stockholders’ equity	45,619	53,572

Total liabilities and stockholders’ equity	$88,113	$89,478

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization fees	$1,440	$1,350
Licensing fees	672	577
Product sales and other	18	1,616

Total revenues	2,130	3,543
Cost of product sales	74	1,175

Gross profit	2,056	2,368
Operating expenses:
Research and development	4,298	1,776
Selling, general and administrative	6,183	7,241
Depreciation and amortization	993	787

Total operating expenses	11,474	9,804

Operating loss	(9,418)	(7,436)
Interest expense	283	32
Interest income	(30)	(122)
Other expense (income), net	34	(100)

Net loss	$(9,705)	$(7,246)

Loss per share:
Basic and diluted loss per share	$(0.16)	$(0.14)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(unaudited)

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
	(in thousands except share data)
Balance as of July 1, 2011	63,924,403	$639	$169,590	$(120,332)	$3,775	$(100)	$53,572
Comprehensive loss:
Net loss	—	—	—	(9,705)	—	—	(9,705)
Foreign currency translation	—	—	—	—	(588)	—	(588)

Comprehensive loss							(10,293)
Issuance of options to purchase common stock	—	—	702	—	—	—	702
Issuance of restricted stock, net of forfeitures	90,000	1	1,197	—	—	—	1,198
Issuance of common stock upon exercise of stock options	285,910	3	463	—	—	—	466
Purchase of treasury stock	—	—	—	—	—	(26)	(26)

Balance as of September 30, 2011	64,300,313	$643	$171,952	$(130,037)	$3,187	$(126)	$45,619

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,705)	$(7,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	993	787
Share-based compensation expense	1,900	2,550
Changes in assets and liabilities:
Accounts receivable	(7)	(444)
Inventories	(83)	(325)
Prepaid expenses and other current assets	7	(38)
Other assets	(205)	16
Accounts payable	513	(1,039)
Accrued expenses	(388)	(158)
Deferred revenue	(672)	(577)

Net cash used in operating activities	(7,647)	(6,474)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,797)	(7,009)

Net cash used in investing activities	(1,797)	(7,009)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	9,087	—
Principal payments on long-term debt and capital lease obligations	(483)	(101)
Proceeds from the issuance of note payable	—	6,900
Proceeds from the exercise of options to purchase common stock	466	1,124
Purchase of treasury stock	(26)	—
Increase in restricted cash	—	(7,000)

Net cash provided by financing activities	9,044	923
Effect of exchange rate changes on cash	(127)	800

Net decrease in cash and cash equivalents	(527)	(11,760)
Cash and cash equivalents at beginning of period	17,910	20,750

Cash and cash equivalents at end of period	$17,383	$8,990

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$285	$361

Purchases of property, plant and equipment pursuant to capital lease agreements	$19	$41

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Description of Business and Unaudited Financial Statements
Unilife Corporation (collectively with its consolidated subsidiaries, the “Company”) and subsidiaries is a U.S.-based developer and manufacturer of advanced drug delivery systems. The primary target customers for the Company’s products include pharmaceutical and biotechnology companies seeking to optimize drug lifecycles and generate differentiation for their brand in competitive therapeutic markets through the use of innovative devices that can improve patient care, protect healthcare workers and prevent disease. Customers also include suppliers of medical equipment to healthcare facilities and distributors to patients who self-administer prescription medication.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2011 contained in its Annual Report on Form 10-K.
References to A$ mean the lawful currency of the Commonwealth of Australia. References to € or euros are to the lawful currency of the European Union.
2. Liquidity
The Company incurred recurring losses from operations during the year ended June 30, 2011 and the three months ended September 30, 2011 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of advanced drug delivery systems. Management estimates that cash and cash equivalents of $17.4 million as of September 30, 2011 are sufficient to sustain planned operations through the third quarter of fiscal 2012.
Therefore, additional funding will be needed in fiscal 2012 by the Company to support its operations and capital expenditure requirements. Management has identified several possible funding strategies which may be available. In addition to sales of its Unitract and Unifill syringe products to pharmaceutical companies with which the Company has existing commercial relationships, the Company is also in discussions with additional pharmaceutical companies pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may receive additional funding or revenue streams. The Company may seek to raise additional funds through the sale of additional equity or debt securities. There can be no assurance that any such funding will be available when needed or on acceptable terms. These various factors raise substantial doubt about the Company’s ability to continue as a going concern.
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Subsequent to September 30, 2011, the Company received the final $1.0 million of financing from Varilease Finance, Inc., in connection with its secured lending facility.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

	September 30, 2011	June 30, 2011
	(in thousands)
Raw materials	$599	$387
Work in process	109	210
Finished goods	—	29

Total inventories	$708	$626

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
In June 2008, the Company entered into an exclusive licensing arrangement to allow its pharmaceutical partner to use certain of the Company’s intellectual property in order and solely to develop in collaboration with the Company, the Company’s Unifill syringe for use in and sale to the pre-filled syringe market. The €10.0 million up-front, non-refundable fee paid for this license is being amortized over the 5 year expected life of the related agreement. In late fiscal 2009, the Company entered into an industrialization agreement with its pharmaceutical partner, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in its development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and the Company has no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.
The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer which accounted for 10% or more of the Company’s revenue during the three months ended September 30, 2010 was $1.5 million.
Reclassifications
Certain amounts in the consolidated statements of operations for the three months ended September 30, 2010 were reclassified from selling, general and administrative expenses to research and development expenses. Management has determined that activities performed by certain employees were more closely associated with research and development activities and has reclassified those items on the accompanying consolidated statements of operations.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
This reclassification did not affect the consolidated balance sheets or consolidated statements of cash flows. Additionally, the reclassification did not affect operating loss or net loss on the consolidated statements of operations. The following table summarizes the as reported and as adjusted amounts related to the reclassification discussed above:

Three Months Ended
September 30, 2010
(in thousands)
Research and development — as reported	$1,005
Research and development — as adjusted	$1,776
Selling, general and administrative — as reported	$8,012
Selling, general and administrative — as adjusted	$7,241
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. Other than additional presentation of other comprehensive loss outside of the statements of stockholders’ equity and comprehensive loss, the adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows for assessment of qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether or it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.
4. Share-Based Compensation and Warrants
The Company recognized share-based compensation expense related to stock options and grants of restricted stock to employees, directors and consultants of $1.9 million and $2.6 million during the three months ended September 30, 2011 and 2010, respectively.
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
In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2011, and on each January 1st thereafter, through January 1, 2019, the share reserve automatically adjusts so that it equals 12.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.
In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of September 30, 2011 were valued at $1.55 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.6 years to 2.0 years. The options are re-valued on a quarterly basis and marked to market until exercised.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
During the three months ended September 30, 2011, the Company granted 270,000 options to purchase common stock to certain employees under the Stock Incentive Plan. The weighted average exercise price of the options was $4.24 per share. The majority of the options will vest upon the meeting of certain performance targets, as defined in the agreement, the achievement of which the Company considers to be probable. The weighted average grant date fair value of the options was $2.27 per share.
In April and May 2011, the Company granted 300,000 options to purchase common stock to certain employees under the Stock Incentive Plan, with a weighted average exercise price of $5.02 per share for which the performance-based vesting terms have not been mutually agreed upon between the parties. Due to the fact that material terms have not been mutually agreed upon between the grantees and the Company, the criteria for establishing a grant date under Accounting Standards Codification (“ASC”) Topic 718, “Compensation —Stock Compensation” has not been met. As a result, share-based compensation expense recorded during the three months ended September 30, 2011 does not include any amounts related to these awards.
The following is a summary of activity related to stock options held by employees and directors during the three months ended September 30, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2011	4,699,211	$4.37
Granted	270,000	4.24
Exercised	(12,000)	1.94
Cancelled	(77,967)	5.77

Outstanding as of September 30, 2011	4,879,244	$4.35	4.2	$4,363

Exercisable as of September 30, 2011	2,171,836	$2.56	2.1	$4,282

The following is a summary of activity related to stock options and warrants held by non-employees during the three months ended September 30, 2011:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (in years)	Value
				(in thousands)
Outstanding as of July 1, 2011	8,126,609	$7.96
Exercised	(273,910)	1.55

Outstanding as of September 30, 2011	7,852,699	$8.18	2.0	$709

Exercisable as of September 30, 2011	6,852,699	$8.48	1.8	$709

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2010 was $0.7 million and $2.5 million, respectively. Of the 3,707,408 non-vested options, 1,000,000 are held by a consultant.
The Company used the following weighted average assumptions in calculating the fair value of options granted during the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Number of stock options granted	270,000	314,000
Expected dividend yield	0%	0%
Risk-free interest rate	1.54%	1.47%
Expected volatility	57%	61%
Expected life (in years)	6.0	4.3

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
For employees, the fair value of restricted stock is measured on the date of grant using the price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period, which is generally the longest vesting period. For restricted stock granted to consultants, the fair value of the awards is re-valued on a quarterly basis and marked to market until vested. Share-based compensation expense for restricted stock issued to consultants is recognized ratably over each vesting tranche.
The following is a summary of activity related to restricted stock awards during the three months ended September 30, 2011:

	Number of Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested as of July 1, 2011	1,957,000	$6.19
Granted	90,000	4.27
Vested	(20,000)	5.28

Unvested as of September 30, 2011	2,027,000	$6.11

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
5. Property, Plant and Equipment and Construction-in-Progress
Property, plant and equipment consist of the following:

	September 30,	June 30,
	2011	2011
	(in thousands)
Building	$32,153	$31,866
Machinery and equipment	16,032	16,130
Computer software	2,457	2,457
Furniture and fixtures	323	323
Construction in progress	5,969	5,734
Land	2,036	2,036

	58,970	58,546
Less: accumulated depreciation and amortization	(5,089)	(4,526)

Property, plant and equipment, net	$53,881	$54,020

Construction in progress as of September 30, 2011 and June 30, 2011 consisted primarily of amounts incurred in connection with machinery and equipment.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill during the three months ended September 30, 2011 are as follows:

(in thousands)
Balance as of July 1, 2011	$13,265
Foreign currency translation	(980)

Balance as of September 30, 2011	$12,285

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both September 30, 2011 and June 30, 2011 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.
7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2011	June 30, 2011
	(in thousands)
Mortgage loans	$18,000	$17,940
Secured lending facility	8,668	—
Bank term loans	2,028	2,095
Commonwealth of Pennsylvania financing authority loan	2,216	2,227
Other	398	425

	31,310	22,687
Less: current portion of long-term debt	5,879	2,274

Total long-term debt	$25,431	$20,413

Mortgage Loans
In October 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company (“Cross Farm”) entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro provided Cross Farm with two loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s new corporate headquarters and manufacturing facility in York, Pennsylvania, including the repayment of a $6.9 million bridge construction loan.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
The $14.25 million term note matures in December 2031 and the $3.75 million term note matures in October 2020. During construction, Cross Farm paid only interest on both term notes at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. For a period of five years subsequent to construction, Cross Farm will pay principal and interest on both term notes, with interest at a fixed rate based on the 5 year Treasury-bill plus 300 basis points per annum, with a floor of 6.0% per annum. Commencing five years subsequent to construction through the maturity dates for each term note, Cross Farm will pay principal and interest on both term notes, with interest at a rate to be negotiated by the parties, or if no rate is negotiated, based upon the Prime Rate plus 1.0% per annum, with a floor not to exceed 250 basis points over the Prime Rate. Cross Farm will also pay one final payment of principal and interest upon the maturity of each term note.
The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of September 30, 2011. However, the Company is not certain that it will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from September 30, 2011. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.
The loans are guaranteed by the Company and by Unilife Medical Solutions, Inc. (“USMI”). The Company and USMI pledged certain assets to secure their obligations under their respective guarantees, including a pledge by the Company of all of its membership interests in Cross Farm and 65% of its ownership interest in Unilife Medical Solutions (PTY) Ltd., a subsidiary of the Company and the parent entity of USMI.
As of September 30, 2011, Cross Farm was fully drawn on both the $14.25 million and $3.75 million notes.
Secured Lending Facility
In August 2011, the Company entered into a Master Lease Agreement with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for the Unifill syringe. Based on the Company’s continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for under the financing method. Over the term of the agreement, the Company will make 24 monthly installments based upon the amount drawn. This facility has an effective interest rate of 12.85%. As of September 30, 2011 Varilease has provided $9.0 million. Subsequent to September 30, 2011, the Company received the final $1.0 million of financing from Varilease in connection with this agreement. At the end of the 24 month initial term, the Company has the option to (i) return the equipment; (ii) extend the term for 12 months followed by optional 6 month extensions terminable by either party; or (iii) repurchase the equipment for a price to be agreed upon by both lessor and lessee. The secured lending facility contains covenants and provisions for events of default customarily found in lease agreements.
The aggregate maturities related to amounts outstanding as of September 30, 2011 under this secured lending facility will be $3.7 million and $5.0 million for the twelve months ending September 30, 2012 and 2013, respectively.
Bank Term Loans
Bank term loans consist of three term loans payable. The loans bear interest at a rate of prime (3.25% as of September 30, 2011) plus 1.50%. (4.75% as of September 30, 2011) per annum and mature on dates ranging from December 2020 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment. In February 2011, the bank term loan agreements were amended so that the covenants are consistent with those under the Company’s mortgage loans as discussed above, thus removing the covenants that were in violation as of June 30, 2010. Due to the previous violation of the bank term loan covenants as of June 30, 2010 and the uncertainty of being able to maintain the Debt Service Reserve Account balance for a period of 12 months from September 30, 2011, the $1.2 million long-term portion outstanding as of September 30, 2011 under these bank term loans is classified in the current portion of long-term debt.
Commonwealth of Pennsylvania Financing Authority Loan
In October 2009, the Company accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania which included up to $2.25 million in financing for land and the construction of its new manufacturing facility. In December 2010, Unilife Cross Farm LLC, a subsidiary of the Company (“Cross Farm”), received the $2.25 million loan which bears interest at a rate of 5.0% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, which holds the first and second mortgages on the facility.

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
8. Loss Per Share
The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands, except share and per share data)
Numerator
Net loss	$(9,705)	$(7,246)
Denominator
Weighted average number of shares used to compute basic loss per share	62,082,396	53,190,043
Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted loss per share	62,082,396	53,190,043

Basic and diluted loss per share	$(0.16)	$(0.14)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 1,984,935 and 1,863,000 were excluded from the calculation of basic and diluted loss per share during the three months ended September 30, 2011 and 2010, respectively.
In addition, stock options (non-participating securities) totaling 9,990,013 and 9,867,246 during the three months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2011 and 2010, these shares would have had an effect of 1,353,703 and 1,915,176 diluted shares, respectively, for purposes of calculating diluted loss per share.
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
Pursuant to the exclusive licensing agreement, Sanofi has paid the Company a €10.0 million ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million, which is being recognized on a straight-line basis over the remaining term of the agreement.
Pursuant to the industrialization agreement, Sanofi has agreed to pay the Company up to €17.0 million in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. During the three months ended September 30, 2011 the Company received and recognized as revenue the final €1.0 million milestone payment under the industrialization agreement.
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

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Stason Pharmaceuticals
In March 2010, the Company signed an exclusive five year agreement with Stason Pharmaceuticals; a U.S.-based pharmaceutical company to market its Unitract 1mL syringe in Japan, China and Taiwan. Under the agreement, Stason Pharmaceuticals is required to purchase a minimum of 1.0 million units of the Unitract 1 mL syringe per year during the term of the contract, subject to regulatory approval of the Unitract 1 mL syringe in those markets, which is currently pending.
11. Financial Instruments
The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		June 30, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(in thousands)
Assets:
Cash equivalents — certificates of deposit	$1,001	$1,001	$1,000	$1,000

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
The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market
	Prices in Active	Significant	Significant
	Markets for	Other	Unobservable	Total
	Identical Assets	Observable Inputs	Inputs	Fair Value
	(Level 1)	(Level 2)	(Level 3)	Measurements
	(in thousands)
Cash equivalents — certificates of deposit (September 30, 2011)	$—	$1,001	$—	$1,001

Cash equivalents — certificates of deposit (June 30, 2011)	$—	$1,000	$—	$1,000

Unilife Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
12. Subsequent Event
Effective October 1, 2011, the Company signed a new employment agreement with its Chief Executive Officer. The agreement provides, subject to stockholder approval, for the issuance of 1,166,000 shares of restricted stock and 750,000 options to purchase common stock under the Stock Incentive Plan. The vesting of the restricted stock is conditioned on the satisfaction of certain performance milestones. The options to purchase common stock will vest equally over a period of three years annually and will be exercisable at the NASDAQ closing price of the Company’s stock on the date of grant.

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
Overview
We are a U.S.-based developer and manufacturer of a diverse portfolio of advanced drug delivery systems. We collaborate with pharmaceutical and biotechnology companies seeking to optimize drug lifecycles and generate differentiation for their brand in competitive therapeutic markets through the use of innovative devices that can improve patient care, protect healthcare workers and prevent disease. We have developed a broad portfolio of drug delivery systems in direct response to unmet market needs for injectable drugs including macromolecule biologics.
Our main product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic alliance with Sanofi, a large global pharmaceutical company, pursuant to which Sanofi has paid us a €10.0 million exclusivity fee and has paid us €17.0 million to fund our industrialization program for the Unifill syringe. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe.
In addition, we manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Pennsylvania, which are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.
Recent Developments
Secured Lending Facility
In August 2011, we entered into a Master Lease Agreement with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for the Unifill syringe. Based on our continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for under the financing method. Over the term of the agreement, we will make 24 monthly installments based upon the amount drawn. This facility has an effective interest rate of 12.85%. As of September 30, 2011 Varilease has provided $9.0 million. Subsequent to September 30, 2011, we received the final $1.0 million of financing from Varilease in connection with this agreement. At the end of the 24 month initial term, we have the option to: (i) return the equipment; (ii) extend the term for 12 months followed by optional 6 month extensions terminable by either party; or (iii) repurchase the equipment for a price to be agreed upon by both lessor and lessee. The secured lending facility contains covenants and provisions for events of default customarily found in lease agreements.
Compensation to Chief Executive Officer
Effective October 1, 2011, we signed a new employment agreement with our Chief Executive Officer. The agreement provides, subject to stockholder approval, for the issuance of 1,166,000 shares of restricted stock and 750,000 options to purchase common stock under the 2009 Stock Incentive Plan. The vesting of the restricted stock is conditioned on the satisfaction of certain performance milestones. The options to purchase common stock will vest equally over a period of three years annually and will be exercisable at the NASDAQ closing price of our stock on the date of grant.

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
Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization fees	$1,440	$1,350
Licensing fees	672	577
Product sales and other	18	1,616

Total revenues	2,130	3,543
Cost of product sales	74	1,175

Gross profit	2,056	2,368
Operating expenses:
Research and development	4,298	1,776
Selling, general and administrative	6,183	7,241
Depreciation and amortization	993	787

Total operating expenses	11,474	9,804

Operating loss	(9,418)	(7,436)
Interest expense	283	32
Interest income	(30)	(122)
Other expense (income), net	34	(100)

Net loss	$(9,705)	$(7,246)

Loss per share:
Basic and diluted loss per share	$(0.16)	$(0.14)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues. Revenues decreased by $1.4 million or 40%. During both the three months ended September 30, 2011 and 2010, we recognized $1.4 million related to the achievement of one milestone under our industrialization agreement with Sanofi. The milestone met during the three months ended September 30, 2011 was the last remaining milestone under the agreement. Revenues from our exclusive licensing agreement with Sanofi increased from $0.6 million to $0.7 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased by $1.6 million, as we discontinued our contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and other advanced drug delivery systems.
Cost of product sales. Our cost of product sales decreased by $1.1 million or 94% as a result of the associated decrease in our contract manufacturing revenue. Our cost of product sales during the three months ended September 2011 includes amounts related to the write-off of obsolete inventory.

Research and development expenses. Research and development expenses increased by $2.5 million due to expenditures related to the development of additional advanced drug delivery systems.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.1 million or 15%. During the three months ended September 30, 2011, we recorded $1.8 million of share-based compensation expense, a decrease of $0.8 million compared to the same period last year. The decrease in share-based compensation expense was attributable to a decline in the fair value of certain non-employee options to purchase common stock which are revalued each reporting period using the Monte Carlo option pricing model. Additionally, during the three months ended September 30, 2011, our payroll expenses and recruitment fees declined by $0.4 million, primarily as a result of amounts incurred to recruit and relocate certain members of our management team during the three months ended September 30, 2010, which did not recur during the current year.
Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million or 26%, primarily as a result of the completion of construction of our new headquarters and manufacturing facility, as well as equipment placed into service during fiscal 2011. We expect our depreciation and amortization expense to increase in the future as a result of our purchases of machinery to manufacture the Unifill syringe.
Interest expense. Interest expense increased by $0.3 million, primarily as a result of interest related to our $18.0 million in debt financing obtained in October 2010 for the construction of our new headquarters and manufacturing facility.
Interest income. Interest income decreased by $0.1 million, primarily as a result of fluctuations in interest rates.
Net loss and loss per share. Net loss during the three months ended September 30, 2011 and 2010 was $9.7 million and $7.2 million, respectively. Basic and diluted loss per share was $0.16 and $0.14, respectively, on weighted average shares outstanding of 62,082,396 and 53,190,043, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our December 2010 equity financing.
Liquidity and Capital Resources
To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage and term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of September 30, 2011, cash and cash equivalents were $17.4 million, restricted cash was $2.4 million and our long-term debt was $31.3 million. As of June 30, 2011, cash and cash equivalents were $17.9 million, restricted cash was $2.4 million and our long-term debt was $22.7 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro.
During August 2011, we entered into an agreement which will provide for up to $10.0 million of secured financing from Varilease Finance Inc. (“Varilease”) for production equipment for the Unifill syringe. As of September 30, 2011 we received $9.0 million under the agreement and subsequent to September 30, 2011, have received the remaining $1.0 million.
During September 2011, we received €1.0 million from Sanofi related to the achievement of the final milestone under the industrialization agreement.
We believe that our cash and cash equivalents on hand will be sufficient to sustain planned operations through the third quarter of fiscal 2012.
Our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We anticipate incurring additional losses until such time that we can generate significant revenue from product sales.
The following table summarizes our cash flows during the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,647)	(6,474)
Investing activities	(1,797)	(7,009)
Financing activities	9,044	923

Net Cash Used In Operating Activities
Net cash used in operating activities during the three months ended September 30, 2011 was $7.6 million compared $6.5 million during the three months ended September 30, 2010. The increase in net cash used in operations was primarily due to increased operating expenses leading to $2.9 million of higher net loss after adding back depreciation and amortization and share-based compensation expense.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1.8 million during the three months ended September 30, 2011, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment, compared to $7.0 million during the three months ended September 30, 2010, primarily resulting from construction costs incurred in connection with our new headquarters and manufacturing facility.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended September 30, 2011 was $9.0 million compared to $0.9 million during the three months ended September 30, 2010. During the three months ended September 30, 2011, we received $9.0 million in proceeds associated with our secured lending facility agreement with Varilease. During the three months ended September 30, 2010, we received $1.1 million in proceeds upon the exercise of stock options.
Contractual Obligations
The aggregate maturities related to amounts outstanding as of September 30, 2011 under our secured lending facility will be $3.7 million and $5.0 million during the twelve months ending September 30, 2012 and 2013, respectively.

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
The following table presents information about repurchases of Unilife Corporation common stock made by us during the first quarter of fiscal year 2012.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Date	Purchased	Share	Programs	Programs
September 2, 2011	6,260	$4.15	—	—
The number of shares reported as purchased are attributable to shares surrendered to Unilife Corporation by employees in payment of tax obligations relating to vesting of restricted shares.

Item 6.	Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Exhibit		Included
No.	Description of Exhibit	Herewith
10.1	Amendment to Executive Employment Agreement, dated July 18, 2011 between Unilife Corporation and Alan D. Shortall	X
10.2	Master Lease Agreement dated August 15, 2011 between Unilife Medical Solutions, Inc. and Varilease Finance, Inc.	X
10.3	Guaranty to Varilease Finance, Inc. from Unilife Corporation, dated August 15, 2011	X
10.4	Employment Agreement, effective October 1, 2011 between Unilife Corporation and Alan D. Shortall	X
10.5	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and R. Richard Wieland	X
10.6	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and J. Christopher Naftzger	X
10.7	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and Mark Iampietro	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X
32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNILIFE CORPORATION
Date: November 9, 2011	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer