Form 10-Q
period 2011-12-31
Unilife Corp
filed 2012-02-09
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 3, 2012, 73,957,775 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$39,305	$17,910
Restricted cash	2,400	2,400
Accounts receivable	362	13
Inventories	685	626
Prepaid expenses and other current assets	307	381

Total current assets	43,059	21,330
Property, plant and equipment, net	53,826	54,020
Goodwill	12,752	13,265
Intangible assets, net	37	42
Other assets	1,027	821

Total assets	$110,701	$89,478

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,225	$2,405
Accrued expenses	2,411	2,696
Current portion of long-term debt	5,276	2,274
Deferred revenue	2,702	2,706

Total current liabilities	12,614	10,081
Long-term debt, less current portion	25,743	20,413
Deferred revenue	3,897	5,412

Total liabilities	42,254	35,906

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2011; none issued or outstanding as of December 31, 2011 and June 30, 2011	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2011; 73,044,651 and 63,924,403 shares issued, and 73,015,981 and 63,905,053 shares outstanding as of December 31, 2011 and June 30, 2011, respectively	730	639
Additional paid-in-capital	207,304	169,590
Accumulated deficit	(142,887)	(120,332)
Accumulated other comprehensive income	3,440	3,775
Treasury stock, at cost, 28,670 and 19,350 shares as of December 31, 2011 and June 30, 2011, respectively	(140)	(100)

Total stockholders’ equity	68,447	53,572

Total liabilities and stockholders’ equity	$110,701	$89,478

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$249	$—	$1,689	$1,350
Licensing fees	646	630	1,318	1,207
Product sales and other	17	1,132	35	2,748

Total revenues	912	1,762	3,042	5,305
Cost of product sales	16	824	90	1,999

Gross profit	896	938	2,952	3,306
Operating expenses:
Research and development	5,262	2,442	9,560	4,218
Selling, general and administrative	6,712	8,028	12,895	15,269
Depreciation and amortization	1,157	878	2,150	1,665

Total operating expenses	13,131	11,348	24,605	21,152

Operating loss	(12,235)	(10,410)	(21,653)	(17,846)
Interest expense	639	32	922	64
Interest income	(26)	(82)	(56)	(204)
Other expense (income), net	2	(2)	36	(102)

Net loss	$(12,850)	$(10,358)	$(22,555)	$(17,604)

Loss per share:
Basic and diluted loss per share	$(0.19)	$(0.19)	$(0.35)	$(0.32)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
	(in thousands except share data)
Balance as of July 1, 2011	63,924,403	$639	$169,590	$(120,332)	$3,775	$(100)	$53,572
Comprehensive loss:
Net loss	—	—	—	(22,555)	—	—	(22,555)
Foreign currency translation	—	—	—	—	(335)	—	(335)

Comprehensive loss							(22,890)
Issuance of options to purchase common stock	—	—	1,127	—	—	—	1,127
Issuance of restricted stock, net of forfeitures	400,338	4	1,900	—	—	—	1,904
Issuance of common stock to directors	90,000	1	353	—	—	—	354
Issuance of common stock from public offering, net of issuance costs	8,250,000	83	33,681	—	—	—	33,764
Issuance of common stock upon exercise of stock options	379,910	3	653	—	—	—	656
Purchase of treasury stock	—	—	—	—	—	(40)	(40)

Balance as of December 31, 2011	73,044,651	$730	$207,304	$(142,887)	$3,440	$(140)	$68,447

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	September 30,	September 30,
	Six Months Ended December 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net loss	$(22,555)	$(17,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,150	1,665
Share-based compensation expense	3,385	4,386
Changes in assets and liabilities:
Accounts receivable	(349)	1,301
Inventories	(59)	(225)
Prepaid expenses and other current assets	73	(100)
Other assets	(210)	(211)
Accounts payable	388	(913)
Accrued expenses	(364)	254
Deferred revenue	(1,214)	(1,207)

Net cash used in operating activities	(18,755)	(12,654)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,707)	(20,549)

Net cash used in investing activities	(2,707)	(20,549)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	9,885	15,872
Principal payments on long-term debt and capital lease obligations	(1,317)	(225)
Proceeds from the issuance of note payable	—	6,900
Principal payments on note payable	—	(6,900)
Proceeds from the issuance of common stock, net of issuance costs	33,764	33,431
Proceeds from the exercise of options to purchase common stock	656	2,848
Purchase of treasury stock	(40)	—
Increase in restricted cash	—	(2,400)

Net cash provided by financing activities	42,948	49,526
Effect of exchange rate changes on cash	(91)	2,060

Net increase in cash and cash equivalents	21,395	18,383
Cash and cash equivalents at beginning of period	17,910	20,750

Cash and cash equivalents at end of period	$39,305	$39,133

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$453	$1,096

Purchases of property, plant and equipment pursuant to capital lease agreements	$19	$190

Purchases of property, plant and equipment through issuance of warrants	$—	$1,621

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation (collectively with its consolidated subsidiaries, the “Company”) and subsidiaries is a U.S.-based developer, manufacturer and supplier of advanced drug delivery systems. The primary target customers for the Company’s products include pharmaceutical and biotechnology companies seeking access to innovative, differentiated devices that can enable or enhance the administration of their injectable drugs and vaccines. Secondary customers also include suppliers of medical equipment to healthcare facilities and distributors to patients who self-administer prescription medication.

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

2. Liquidity

The Company incurred recurring losses from operations during the year ended June 30, 2011 and the six months ended December 31, 2011 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of advanced drug delivery systems. Management estimates that cash and cash equivalents of $39.3 million as of December 31, 2011 are sufficient to sustain planned operations through the third quarter of fiscal 2013.

The Company may need additional funding in the future to support its operations and capital expenditure requirements. Management has identified several possible funding strategies which may be available. In addition to sales of its Unitract and Unifill syringe products to pharmaceutical companies with which the Company has existing commercial relationships, the Company is also in discussions with additional pharmaceutical companies pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may receive additional funding or revenue streams. The Company may also seek to raise additional funds through the sale of additional debt or equity securities. There can be no assurance that any such funding will be available when needed or on acceptable terms.

In November 2011, the Company issued 8,250,000 shares of common stock and raised $33.8 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering to fund the continued development and commercial supply of its diversified portfolio of advanced drug delivery systems and to drive the expansion of its workforce to support anticipated customer demands.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Inventories

Inventories consist primarily of syringe components and include direct materials, direct labor and manufacturing overhead. Inventories are stated at the lower of cost or market, with cost determined using the first in, first out method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records estimated impairments in the periods in which they occur. Inventories consist of the following:

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(in thousands)
Raw materials	$577	$387
Work in process	93	210
Finished goods	15	29

Total inventories	$685	$626

Share-Based Compensation

The Company grants equity awards to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Barrier and Monte Carlo option pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 4 for additional information regarding share-based compensation.

Revenue Recognition

The Company recognizes revenue from industrialization efforts, development fees, licensing fees, and product sales.

In June 2008, the Company entered into an exclusive licensing arrangement to allow Sanofi, a multinational pharmaceutical company to use certain of the Company’s intellectual property in order and solely to develop in collaboration with the Company, the Company’s Unifill syringe for use in and sale to the pre-filled syringe market. The €10.0 million up-front, non-refundable fee paid for this license is being amortized over the 5 year expected life of the related agreement. In late fiscal 2009, the Company entered into an industrialization agreement with its pharmaceutical partner, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in its development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and the Company has no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales to B. Braun, a customer which accounted for 10% or more of the Company’s revenue during the three and six months ended December 31, 2010 were $1.0 million and $2.5 million, respectively.

Reclassifications

Certain amounts in the consolidated statements of operations for the three and six months ended December 31, 2010 were reclassified from selling, general and administrative expenses to research and development expenses. Management has determined that activities performed by certain employees were more closely associated with research and development activities and has reclassified those items on the accompanying consolidated statements of operations.

This reclassification did not affect the consolidated balance sheets or consolidated statements of cash flows. Additionally, the reclassification did not affect operating loss or net loss on the consolidated statements of operations. The following table summarizes the as reported and as adjusted amounts related to the reclassification discussed above:

	September 30,	September 30,
	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
	(in thousands)
Research and development — as reported	$1,416	$2,421
Research and development — as adjusted	$2,442	$4,218
Selling, general and administrative — as reported	$9,054	$17,066
Selling, general and administrative — as adjusted	$8,028	$15,269

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011. Other than additional presentation of other comprehensive loss outside of the statements of stockholders’ equity and comprehensive loss, the adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements.

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

4. Equity Transactions and Share-Based Compensation

In November 2011, the Company issued 8,250,000 shares of common stock and raised $33.8 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from its public offering to fund the continued development and commercial supply of its diversified portfolio of advanced drug delivery systems and to drive the expansion of its workforce to support anticipated customer demands.

In December 2011, the Company granted certain directors 90,000 shares of common stock that were vested upon issuance, of which 60,000 shares may not be sold or transferred until such time as the director leaves the board for any reason, including a change in control. The grant date fair value was $3.93 per share.

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $1.5 million and $1.8 million during the three months ended December 31, 2011 and 2010, respectively and $3.4 million and $4.4 million during the six months ended December 31, 2011 and 2010, respectively.

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

In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2012, and on each January 1st thereafter, through January 1, 2019, the share reserve automatically adjusts so that it equals 17.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of December 31, 2011 were valued at $0.65 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.8 years to 2.2 years. The options are re-valued on a quarterly basis and marked to market until exercised.

During the six months ended December 31, 2011, the Company granted 610,000 options to purchase common stock to certain employees under the Stock Incentive Plan. The weighted average exercise price of the options was $4.68 per share. The majority of the options will vest upon the meeting of certain performance targets, as defined in the agreements, the achievement of which the Company considers to be probable. The weighted average grant date fair value of the options was $2.08 per share.

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2011	4,699,211	$4.42
Granted	610,000	4.68
Exercised	(12,000)	2.01
Cancelled	(176,253)	5.62

Outstanding as of December 31, 2011	5,120,958	$4.42	4.3	$2,093

Exercisable as of December 31, 2011	2,277,836	$2.78	2.2	$2,061

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2011	8,126,609	$8.26
Exercised	(367,910)	1.71

Outstanding as of December 31, 2011	7,758,699	$8.57	1.7	$189

Exercisable as of December 31, 2011	6,758,699	$8.88	1.5	$189

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended December 31, 2011 and 2010 was $0.3 million and $2.9 million, respectively. The total intrinsic value of stock options exercised during the six months ended December 31, 2011 and 2010 was $1.0 million and $5.4 million, respectively. Of the 3,843,122 non-vested options, 1,000,000 are held by a consultant.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the six months ended December 31, 2011 and 2010:

	September 30,	September 30,
	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Number of stock options granted	610,000	1,228,000
Expected dividend yield	0%	0%
Risk-free interest rate	1.38%	1.51%
Expected volatility	56%	59%
Expected life (in years)	6.0	4.7

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

The Company committed to issue its Chief Executive Officer a total of 1,166,000 shares of restricted stock and 750,000 options to purchase common stock in connection with the execution of his employment agreement dated October 1, 2011. The issuance of the shares of restricted stock and options to purchase common stock were subject to the approval of shareholders, which was obtained on December 1, 2011. For accounting purposes, 273,338 shares of restricted stock were considered granted on December 1, 2011. The remaining 892,662 shares of restricted stock and 750,000 options to purchase common stock were granted on January 3, 2012, when sufficient shares under the Stock Incentive Plan became available for grant. The grant date fair value of the restricted stock on December 1, 2011 was $3.93 per share.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to restricted stock awards during the six months ended December 31, 2011:

	September 30,	September 30,
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2011	1,957,000	$6.19
Granted	400,338	4.05
Vested	(30,000)	5.50

Unvested as of December 31, 2011	2,327,338	$5.83

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(in thousands)
Building	$32,116	$31,866
Machinery and equipment	16,243	16,130
Computer software	2,482	2,457
Furniture and fixtures	369	323
Construction in progress	6,794	5,734
Land	2,036	2,036

	60,040	58,546
Less: accumulated depreciation and amortization	(6,214)	(4,526)

Property, plant and equipment, net	$53,826	$54,020

Construction in progress as of December 31, 2011 and June 30, 2011 consisted primarily of amounts incurred in connection with machinery and equipment.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2011 are as follows:

September 30,
(in thousands)
Balance as of July 1, 2011	$13,265
Foreign currency translation	(513)

Balance as of December 31, 2011	$12,752

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both December 31, 2011 and June 30, 2011 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

7. Long-Term Debt

Long-term debt consists of the following:

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(in thousands)
Mortgage loans	$17,948	$17,940
Secured lending facility	8,416	—
Bank term loans	2,088	2,095
Commonwealth of Pennsylvania financing authority loan	2,205	2,227
Other	362	425

	31,019	22,687
Less: current portion of long-term debt	5,276	2,274

Total long-term debt	$25,743	$20,413

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Mortgage Loans

In October 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, (“Cross Farm”) entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro provided Cross Farm with two loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s new corporate headquarters and manufacturing facility in York, Pennsylvania, including the repayment of a $6.9 million bridge construction loan.

The $14.25 million term note matures in December 2031 and the $3.75 million term note matures in October 2020. During construction, Cross Farm paid only interest on both term notes at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term notes, with interest at a fixed rate of 6.00%.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of December 31, 2011. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

The loans are guaranteed by the Company and by Unilife Medical Solutions, Inc. (“USMI”). The Company and USMI pledged certain assets to secure their obligations under their respective guarantees, including a pledge by the Company of all of its membership interests in Cross Farm and 65% of its ownership interest in Unilife Medical Solutions (PTY) Ltd., a wholly owned subsidiary of the Company and the parent entity of USMI.

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

The aggregate maturities related to amounts outstanding as of December 31, 2011 under this secured lending facility will be $4.2 million during both the twelve months ending December 31, 2012 and 2013.

Bank Term Loans

Bank term loans consist of three term loans payable. The loans bear interest at rates ranging from prime (3.25% as of December 31, 2011) plus 1.50% (4.75% as of December 31, 2011) to 6.00% per annum and mature on dates ranging from October 2014 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment.

Commonwealth of Pennsylvania Financing Authority Loan

In October 2009, the Company accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania which included up to $2.25 million in financing for land and the construction of its new manufacturing facility. In December 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company , received the $2.25 million loan which bears interest at a rate of 5.0% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, which holds the first and second mortgages on the facility.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

8. Loss Per Share

The Company’s net loss per share is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Numerator
Net loss	$(12,850)	$(10,358)	$(22,555)	$(17,604)
Denominator
Weighted average number of shares used to compute basic loss per share	66,053,226	55,193,753	64,050,203	54,191,898
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted loss per share	66,053,226	55,193,753	64,050,203	54,191,898

Basic and diluted loss per share	$(0.19)	$(0.19)	$(0.35)	$(0.32)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 2,128,872 and 1,914,957 were excluded from the calculation of basic and diluted loss per share during the three months ended December 31, 2011 and 2010, respectively and unvested shares of restricted stock (participating securities) totaling 2,056,904 and 1,888,979 were excluded from the calculation of basic and diluted loss per share during the six months ended December 31, 2011 and 2010, respectively.

In addition, stock options (non-participating securities) totaling 9,758,083 and 10,006,888 during the three months ended December 31, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share and stock options (non-participating securities) totaling 9,874,048 and 9,937,067 during the six months ended December 31, 2011 and 2010, respectively were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2011 and 2010, these shares would have had an effect of 1,128,193 and 1,860,867 diluted shares, respectively, for purposes of calculating diluted loss per share. Had the Company reported net income during the six months ended December 31, 2011 and 2010, these shares would have had an effect of 1,240,948 and 1,888,022 diluted shares, respectively, for purposes of calculating diluted loss per share.

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

Pursuant to the industrialization agreement, Sanofi has agreed to pay the Company up to €17.0 million in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. During the six months ended December 31, 2011 the Company received and recognized as revenue the final €1.0 million milestone payment under the industrialization agreement.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

11. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
(in thousands)
Assets:
Cash equivalents — certificates of deposit	$1,002	$1,002	$1,000	$1,000

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(in thousands)
Cash equivalents — certificates of deposit (December 31, 2011)	$—	$1,002	$—	$1,002

Cash equivalents — certificates of deposit (June 30, 2011)	$—	$1,000	$—	$1,000

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2011, the related consolidated statements of operations for the three months and six months ended December 31, 2011 and 2010, and the related consolidated statements of stockholders’ equity and comprehensive loss, and cash flows for the six months ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated September 13, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 2 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2011, and for the year then ended, discloses that the Company has incurred recurring losses from operations and estimated that its existing cash and cash equivalents would last only through the third quarter of fiscal 2012. Our auditors’ report on those consolidated financial statements dated September 13, 2011, includes an explanatory paragraph referring to the matters in note 2 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2011, and for the six months then ended, the Company has continued to incur operating losses. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 9, 2012

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

Overview

We are a U.S.-based developer, manufacturer and supplier of advanced drug delivery systems. We collaborate with pharmaceutical and biotechnology companies seeking access to innovative, differentiated devices that can enable or enhance the administration of their injectable drugs and vaccines. Secondary customers include suppliers of medical equipment to healthcare facilities and distributors to patients who self-administer prescription medication.

We have developed a broad portfolio of drug delivery systems in direct response to unmet market needs for injectable drugs including macromolecule biologics. Proprietary technology platforms include prefilled syringes with integrated safety features, auto-injectors, subcutaneous patch infusion systems, drug reconstitution delivery systems and specialized devices for targeted organ delivery.

Our lead product is the Unifill ready-to-fill syringe, which is designed to be supplied to pharmaceutical manufacturers in a form that is ready for filling with their injectable drugs and vaccines. We have a strategic alliance with Sanofi, a large global pharmaceutical company, pursuant to which Sanofi has paid us a €10.0 million exclusivity fee and has paid us €17.0 million to fund our industrialization program for the Unifill syringe. We are also in discussions with other pharmaceutical companies that are seeking to obtain access to the Unifill syringe, or other proprietary devices within our diversified portfolio.

In addition, we manufacture our Unitract 1mL insulin syringes at our FDA-registered manufacturing facility in Pennsylvania, which are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.

Recent Developments

In November 2011, we issued 8,250,000 shares of common stock and raised $33.8 million, net of issuance costs, through an underwritten registered public offering. We intend to use the proceeds from the public offering to fund the continued development and commercial supply of our diversified portfolio of advanced drug delivery systems and to drive the expansion of our workforce to support anticipated customer demands.

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

Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2011 and 2010 and the six months ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$249	$—	$1,689	$1,350
Licensing fees	646	630	1,318	1,207
Product sales and other	17	1,132	35	2,748

Total revenues	912	1,762	3,042	5,305
Cost of product sales	16	824	90	1,999

Gross profit	896	938	2,952	3,306
Operating expenses:
Research and development	5,262	2,442	9,560	4,218
Selling, general and administrative	6,712	8,028	12,895	15,269
Depreciation and amortization	1,157	878	2,150	1,665

Total operating expenses	13,131	11,348	24,605	21,152

Operating loss	(12,235)	(10,410)	(21,653)	(17,846)
Interest expense	639	32	922	64
Interest income	(26)	(82)	(56)	(204)
Other expense (income), net	2	(2)	36	(102)

Net loss	$(12,850)	$(10,358)	$(22,555)	$(17,604)

Loss per share:
Basic and diluted loss per share	$(0.19)	$(0.19)	$(0.35)	$(0.32)

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues. Revenues decreased by $0.9 million or 48%. During the three months ended December 31, 2011, industrialization and development fees included $0.2 million related to the clinical development and supply of a novel drug device for targeted organ delivery. During both the three months ended December 31, 2011 and 2010, we recognized revenues from our exclusive licensing agreement with Sanofi of $0.6 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased by $1.1 million, as we ceased contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and other advanced drug delivery systems.

Cost of product sales. Our cost of product sales decreased by $0.8 million or 98% as a result of the associated decrease in our contract manufacturing revenue.

Research and development expenses. Research and development expenses increased by $2.8 million due to additional payroll costs and expenditures related to the development of additional advanced drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.3 million or 16%. During the three months ended December 31, 2011, we recorded $1.3 million of share-based compensation expense, a decrease of $0.5 million compared to the same period last year. The decrease in share-based compensation expense was attributable to a decline in the fair value of certain non-employee options to purchase common stock which are revalued each reporting period using the Monte Carlo option pricing model. Additionally, during the three months ended December 31, 2011, our non-research and development payroll expenses declined by $0.5 million. Finally, during the three months ended December 31, 2010, we incurred expenses of $0.3 million in connection with the relocation to our new headquarters and manufacturing facility.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.3 million or 32%, primarily as a result of the completion of construction of our new headquarters and manufacturing facility, as well as equipment placed into service during fiscal 2011.

Interest expense. Interest expense increased by $0.6 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011. Interest on our debt financing obtained for our new headquarters and manufacturing facility was capitalized during construction during the three months ended December 31, 2010, while recorded as expense during the three months ended December 31, 2011.

Interest income. Interest income decreased primarily as a result of fluctuations in interest rates.

Net loss and loss per share. Net loss during the three months ended December 31, 2011 and 2010 was $12.9 million and $10.4 million, respectively. Basic and diluted loss per share was $0.19 and $0.19, respectively, on weighted average shares outstanding of 66,053,226 and 55,193,753, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our December 2010 and November 2011 equity financings.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues. Revenues decreased by $2.3 million or 43%. During both the six months ended December 31, 2011 and 2010, we recognized $1.4 million related to the achievement of one milestone under our industrialization agreement with Sanofi. The milestone met during the six months ended December 31, 2011 was the last remaining milestone under the agreement. During the six months ended December 31, 2011 we also recognized $0.2 million related to the clinical development and supply of a novel drug device for targeted organ delivery. Revenues from our exclusive licensing agreement with Sanofi increased from $1.2 million to $1.3 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased by $2.7 million, as we ceased contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and other advanced drug delivery systems.

Cost of product sales. Our cost of product sales decreased by $1.9 million or 95% as a result of the associated decrease in our contract manufacturing revenue.

Research and development expenses. Research and development expenses increased by $5.3 million due to additional payroll costs and expenditures related to the development of additional advanced drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2.4 million or 16%. During the six months ended December 31, 2011, we recorded $3.1 million of share-based compensation expense, a decrease of $1.3 million compared to the same period last year. The decrease in share-based compensation expense was attributable to a decline in the fair value of certain non-employee options to purchase common stock which are revalued each reporting period using the Monte Carlo option pricing model. Additionally, during the six months ended December 31, 2011, our non-research and development payroll expenses and recruitment fees declined by $0.9 million, primarily as a result of amounts incurred to recruit and relocate certain members of our management team during the six months ended December 31, 2010, which did not recur during the current year. Finally, during the six months ended December 31, 2010 we incurred expenses of $0.3 million in connection with the relocation to our new headquarters and manufacturing facility.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.5 million or 29%, primarily as a result of the completion of construction of our new headquarters and manufacturing facility, as well as equipment placed into service during fiscal 2011.

Interest expense. Interest expense increased by $0.9 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011. Interest on our debt financing obtained for our new headquarters and manufacturing facility was capitalized during construction during the six months ended December 31, 2010, while recorded as expense during the six months ended December 31, 2011.

Interest income. Interest income decreased by $0.1 million, primarily as a result of fluctuations in interest rates.

Net loss and loss per share. Net loss during the six months ended December 31, 2011 and 2010 was $22.6 million and $17.6 million, respectively. Basic and diluted loss per share was $0.35 and $0.32, respectively, on weighted average shares outstanding of 64,050,203 and 54,191,898, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our December 2010 and November 2011 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage and term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of December 31, 2011, cash and cash equivalents were $39.3 million, restricted cash was $2.4 million and our long-term debt was $31.0 million. As of June 30, 2011, cash and cash equivalents were $17.9 million, restricted cash was $2.4 million and our long-term debt was $22.7 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro.

In November 2011, we issued 8,250,000 shares of common stock and raised $33.8 million, net of issuance costs, through an underwritten registered public offering. We intend to use the proceeds from the public offering to fund the continued development and commercial supply of our diversified portfolio of advanced drug delivery systems and to drive the expansion of our workforce to support anticipated customer demands.

We believe that our cash and cash equivalents on hand will be sufficient to sustain planned operations through the third quarter of fiscal 2013.

We anticipate incurring additional losses until such time that we can generate significant revenue from product sales.

The following table summarizes our cash flows during the six months ended December 31, 2011 and 2010:

	September 30,	September 30,
	Six Months Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,755)	$(12,654)
Investing activities	(2,707)	(20,549)
Financing activities	42,948	49,526

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended December 31, 2011 was $18.8 million compared to $12.7 million during the three months ended December 31, 2010. The increase in net cash used in operations was primarily due to increased operating expenses leading to $5.5 million of higher net loss after adding back depreciation and amortization and share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.7 million during the six months ended December 31, 2011, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment, compared to $20.5 million during the six months ended December 31, 2010, primarily resulting from construction costs incurred in connection with our new headquarters and manufacturing facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended December 31, 2011 was $42.9 million compared to $49.5 million during the six months ended December 31, 2010. During the six months ended December 31, 2011, we received $33.8 million in connection with our public offering of common stock and $9.9 million in proceeds from the issuance of long-term debt. During the six months ended December 31, 2010, we received $33.4 million in connection with our December 2010 private placement and share purchase plan, as well as $2.8 million upon the exercise of stock options. Additionally, during the six months ended December 31, 2010 we received $15.9 million in aggregate proceeds from our external financing with Metro and the Commonwealth of Pennsylvania.

Contractual Obligations

The aggregate maturities related to amounts outstanding as of December 31, 2011 under our secured lending facility will be $4.2 million during both the twelve months ending December 31, 2012 and 2013, respectively.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Unilife Corporation common stock made by us during the second quarter of fiscal 2012.

	September 30,	September 30,	September 30,	September 30,
Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 14, 2011	3,060	$4.62	—	—

The number of shares reported as purchased are attributable to shares surrendered to Unilife Corporation by employees in payment of tax obligations relating to vesting of restricted shares.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith
15	Awareness Letter of Independent Registered Public Accounting Firm	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X
32.1	Section 1350 Certification	X
32.2	Section 1350 Certification	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2012	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer