Form 10-Q
period 2012-03-31
Unilife Corp
filed 2012-05-10
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2012, 74,181,520 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2012	June 30, 2011
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$24,796	$17,910
Restricted cash	2,400	2,400
Accounts receivable	371	13
Inventories	618	626
Prepaid expenses and other current assets	876	381

Total current assets	29,061	21,330
Property, plant and equipment, net	53,336	54,020
Goodwill	13,009	13,265
Intangible assets, net	36	42
Other assets	1,293	821

Total assets	$96,735	$89,478

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,686	$2,405
Accrued expenses	1,927	2,696
Current portion of long-term debt	5,503	2,274
Deferred revenue	2,652	2,706

Total current liabilities	12,768	10,081
Long-term debt, less current portion	24,557	20,413
Deferred revenue	3,315	5,412

Total liabilities	40,640	35,906

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2012; none issued or outstanding as of March 31, 2012 and June 30, 2011	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 2012; 74,210,190 and 63,924,403 shares issued, and 74,181,520 and 63,905,053 shares outstanding as of March 31, 2012 and June 30, 2011, respectively	742	639
Additional paid-in-capital	209,695	169,590
Accumulated deficit	(157,773)	(120,332)
Accumulated other comprehensive income	3,571	3,775
Treasury stock, at cost, 28,670 and 19,350 shares as of March 31, 2012 and June 30, 2011, respectively	(140)	(100)

Total stockholders’ equity	56,095	53,572

Total liabilities and stockholders’ equity	$96,735	$89,478

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$566	$—	$2,255	$1,350
Licensing fees	675	642	1,993	1,849
Product sales and other	10	8	45	2,756

Total revenues	1,251	650	4,293	5,955
Cost of product sales	18	450	108	2,449

Gross profit	1,233	200	4,185	3,506
Operating expenses:
Research and development	6,668	2,723	16,228	6,941
Selling, general and administrative	7,677	9,117	20,572	24,386
Depreciation and amortization	1,193	827	3,343	2,492

Total operating expenses	15,538	12,667	40,143	33,819

Operating loss	(14,305)	(12,467)	(35,958)	(30,313)
Interest expense	626	177	1,548	241
Interest income	(46)	(128)	(102)	(332)
Other expense (income), net	1	17	37	(85)

Net loss	$(14,886)	$(12,533)	$(37,441)	$(30,137)

Loss per share:
Basic and diluted loss per share	$(0.21)	$(0.20)	$(0.57)	$(0.53)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(unaudited)

			Additional- Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Common Stock Shares Amount

	(in thousands except share data)
Balance as of July 1, 2011	63,924,403	$639	$169,590	$(120,332)	$3,775	$(100)	$53,572
Comprehensive loss:
Net loss	—	—	—	(37,441)	—	—	(37,441)
Foreign currency translation	—	—	—	—	(204)	—	(204)

Comprehensive loss							(37,645)
Issuance of options to purchase common stock	—	—	2,039	—	—	—	2,039
Issuance of restricted stock, net of forfeitures	1,529,415	16	3,261	—	—	—	3,277
Issuance of common stock to directors	90,000	1	353	—	—	—	354
Issuance of common stock to employees	36,462	—	118	—	—	—	118
Issuance of common stock from public offering, net of issuance costs	8,250,000	83	33,681	—	—	—	33,764
Issuance of common stock upon exercise of stock options	379,910	3	653	—	—	—	656
Purchase of treasury stock	—	—	—	—	—	(40)	(40)

Balance as of March 31, 2012	74,210,190	$742	$209,695	$(157,773)	$3,571	$(140)	$56,095

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(37,441)	$(30,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,343	2,492
Share-based compensation expense	5,788	6,602
Changes in assets and liabilities:
Accounts receivable	(358)	1,745
Inventories	8	238
Prepaid expenses and other current assets	(495)	216
Other assets	(477)	(209)
Accounts payable	1,056	(299)
Accrued expenses	(490)	972
Deferred revenue	(1,993)	(1,849)

Net cash used in operating activities	(31,059)	(20,229)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,522)	(27,086)

Net cash used in investing activities	(3,522)	(27,086)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	9,885	19,024
Principal payments on long-term debt and capital lease obligations	(2,768)	(357)
Proceeds from the issuance of note payable	—	6,900
Principal payments on note payable	—	(6,900)
Proceeds from the issuance of common stock, net of issuance costs	33,764	33,431
Proceeds from the exercise of options to purchase common stock	656	2,955
Purchase of treasury stock	(40)	—
Increase in restricted cash	—	(2,400)

Net cash provided by financing activities	41,497	52,653
Effect of exchange rate changes on cash	(30)	1,700

Net increase in cash and cash equivalents	6,886	7,038
Cash and cash equivalents at beginning of period	17,910	20,750

Cash and cash equivalents at end of period	$24,796	$27,788

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$91	$2,984

Purchases of property, plant and equipment pursuant to capital lease agreements	$305	$251

Purchases of property, plant and equipment through issuance of warrants	$—	$1,621

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

2. Liquidity

The Company incurred recurring losses from operations during the year ended June 30, 2011 and the nine months ended March 31, 2012 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of advanced drug delivery systems. Management estimates that cash and cash equivalents of $24.8 million as of March 31, 2012 are sufficient to sustain planned operations through the third quarter of fiscal 2013.

The Company may need additional funding in the future to support its operations and capital expenditure requirements. Management has identified several possible funding strategies, which may be available. In addition to sales of its Unitract and Unifill syringe products to pharmaceutical companies with which the Company has existing commercial relationships, the Company is also in discussions with additional pharmaceutical companies pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may receive additional funding or revenue streams. The Company may also seek to raise additional funds through the sale of additional debt or equity securities. There can be no assurance that any such funding will be available when needed or on acceptable terms.

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

	March 31, 2012	June 30, 2011
	(in thousands)
Raw materials	$548	$387
Work in process	70	210
Finished goods	—	29

Total inventories	$618	$626

Share-Based Compensation

The Company grants equity awards to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on Monte Carlo option pricing models. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 4 for additional information regarding share-based compensation.

Revenue Recognition

The Company recognizes revenue from industrialization efforts, development fees, licensing fees, and product sales.

In June 2008, the Company entered into an exclusive licensing arrangement to allow Sanofi, a multinational pharmaceutical company, to use certain of the Company’s intellectual property in order and solely to develop in collaboration with the Company, the Company’s Unifill syringe for use in and sale to the pre-filled syringe market. The €10.0 million up-front, non-refundable fee paid for this license is being amortized over the 5 year expected life of the related agreement. In late fiscal 2009, the Company entered into an industrialization agreement with Sanofi, under which specific payment amounts and completion dates were established for achievement of certain pre-defined milestones in its development of the Unifill syringe. Revenue is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of the project such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and the Company has no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales to B. Braun, a customer which accounted for 10% or more of the Company’s revenue during the nine months ended March 31, 2011 were $2.5 million.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 removes certain presentation options and requires entities to report components of net income and comprehensive income in either one continuous statement of comprehensive income or two separate but consecutive statements. There is no change to the items that are reported in other comprehensive income. ASU 2011-05 is effective for annual and interim periods for fiscal years beginning after December 15, 2011. Other than additional presentation of other comprehensive loss outside of the statements of stockholders’ equity and comprehensive loss, the adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements.

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

In January 2012, the Company granted 36,462 shares of common stock to certain employees. The Company recorded a charge to operations of $0.1 million related to the issuance of these shares.

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $2.4 million and $2.2 million during the three months ended March 31, 2012 and 2011, respectively and $5.8 million and $6.6 million during the nine months ended March 31, 2012 and 2011, respectively.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of March 31, 2012 were valued at $0.91 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.5 years to 2.0 years. The options are re-valued on a quarterly basis and marked to market until exercised.

During the nine months ended March 31, 2012, the Company granted 1,390,000 options to purchase common stock to certain employees under the Stock Incentive Plan. The weighted average exercise price of the options was $3.88 per share. Certain options will vest upon the meeting of certain performance targets, as defined in the agreements, the achievement of which the Company considers to be probable. The remaining options will vest upon certain anniversaries of the date of grant. The weighted average grant date fair value of the options was $1.86 per share.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to stock options held by employees and directors during the nine months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2011	4,699,211	$4.45
Granted	1,390,000	3.88
Exercised	(12,000)	2.06
Cancelled	(176,253)	5.62

Outstanding as of March 31, 2012	5,900,958	$4.29	4.8	$4,065

Exercisable as of March 31, 2012	2,414,046	$3.03	2.1	$3,381

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the nine months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2011	8,126,609	$8.42
Exercised	(367,910)	1.75

Outstanding as of March 31, 2012	7,758,699	$8.74	1.5	$366

Exercisable as of March 31, 2012	6,758,699	$9.06	1.3	$366

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no stock options exercised during the three months ended March 31, 2012. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.1 million. The total intrinsic value of stock options exercised during the nine months ended March 31, 2012 and 2011 was $1.0 million and $5.5 million, respectively. Of the 4,486,912 non-vested options, 1,000,000 are held by a consultant.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Number of stock options granted	1,390,000	1,793,517
Expected dividend yield	0%	0%
Risk-free interest rate	1.26%	1.72%
Expected volatility	56%	59%
Expected life (in years)	6.0	4.8

The assumptions noted above for the nine months ended March 31, 2011 do not include amounts related to the options issued in the December 2010 private placement.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The Company committed to issue its Chief Executive Officer a total of 1,166,000 shares of restricted stock and 750,000 options to purchase common stock in connection with the execution of his employment agreement dated October 1, 2011. The issuance of the shares of restricted stock and options to purchase common stock were subject to the approval of shareholders, which was obtained on December 1, 2011. For accounting purposes, 273,338 shares of restricted stock were considered granted on December 1, 2011. The remaining 892,662 shares of restricted stock and 750,000 options to purchase common stock were granted on January 3, 2012, when sufficient shares under the Stock Incentive Plan became available for grant. The grant date fair value of the restricted stock on December 1, 2011 was $3.93 per share and on January 3, 2012 was $3.24 per share. The grant date fair value of the options to purchase common stock was $1.69 per share.

The following is a summary of activity related to restricted stock awards during the nine months ended March 31, 2012:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2011	1,957,000	$6.19
Granted	1,545,415	3.49
Vested	(40,000)	5.52
Cancelled	(16,000)	4.10

Unvested as of March 31, 2012	3,446,415	$5.00

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	March 31, 2012	June 30, 2011
	(in thousands)
Building	$32,144	$31,866
Machinery and equipment	18,234	16,130
Computer software	2,500	2,457
Furniture and fixtures	388	323
Construction in progress	5,458	5,734
Land	2,036	2,036

	60,760	58,546
Less: accumulated depreciation and amortization	(7,424)	(4,526)

Property, plant and equipment, net	$53,336	$54,020

Construction in progress as of March 31, 2012 and June 30, 2011 consisted primarily of amounts incurred in connection with machinery and equipment.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2012 are as follows:

(in thousands)
Balance as of July 1, 2011	$13,265
Foreign currency translation	(256)

Balance as of March 31, 2012	$13,009

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both March 31, 2012 and June 30, 2011 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	June 30, 2011
	(in thousands)
Mortgage loans	$17,786	$17,940
Secured lending facility	7,437	—
Bank term loans	2,048	2,095
Commonwealth of Pennsylvania financing authority loan	2,194	2,227
Other	595	425

	30,060	22,687
Less: current portion of long-term debt	5,503	2,274

Total long-term debt	$24,557	$20,413

Mortgage Loans

In October 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, (“Cross Farm”) entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro provided Cross Farm with two loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s current corporate headquarters and manufacturing facility in York, Pennsylvania, including the repayment of a $6.9 million bridge construction loan.

The $14.25 million term note matures in December 2031 and the $3.75 million term note matures in October 2020. During construction, Cross Farm paid only interest on both term notes at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term notes, with interest at a fixed rate of 6.00%.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of March 31, 2012. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0% during the first three years. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The aggregate maturities related to amounts outstanding as of March 31, 2012 under this secured lending facility will be $4.3 million and $3.1 million during the twelve months ending March 31, 2013 and 2014, respectively.

Bank Term Loans

Bank term loans consist of three term loans payable. The loans bear interest at rates ranging from prime (3.25% as of March 31, 2012) plus 1.50% (4.75% as of March 31, 2012) to 6.00% per annum and mature on dates ranging from October 2014 through August 2021. The borrowings under the bank term loans are collateralized by the Company’s accounts receivable, inventories and certain machinery and equipment.

Commonwealth of Pennsylvania Financing Authority Loan

In October 2009, the Company accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania which included up to $2.25 million in financing for land and the construction of its current manufacturing facility. In December 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, received the $2.25 million loan which bears interest at a rate of 5.0% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, which holds the first and second mortgages on the facility.

8. Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Numerator
Net loss	$(14,886)	$(12,533)	$(37,441)	$(30,137)
Denominator
Weighted average number of shares used to compute basic loss per share	70,746,919	61,504,793	66,266,207	56,593,944
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted loss per share	70,746,919	61,504,793	66,266,207	56,593,944

Basic and diluted loss per share	$(0.21)	$(0.20)	$(0.57)	$(0.53)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 3,197,963 and 1,987,333 were excluded from the calculation of basic and diluted loss per share during the three months ended March 31, 2012 and 2011, respectively and unvested shares of restricted stock (participating securities) totaling 2,437,257 and 1,921,763 were excluded from the calculation of basic and diluted loss per share during the nine months ended March 31, 2012 and 2011, respectively.

In addition, stock options (non-participating securities) totaling 10,466,010 and 12,542,042 during the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted loss per share and stock options (non-participating securities) totaling 10,071,369 and 10,805,392 during the nine months ended March 31, 2012 and 2011, respectively were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended March 31, 2012 and 2011, these shares would have had an effect of 908,573 and 1,576,992 diluted shares, respectively, for purposes of calculating diluted loss per share. Had the Company reported net income during the nine months ended March 31, 2012 and 2011, these shares would have had an effect of 1,130,156 and 1,784,345 diluted shares, respectively, for purposes of calculating diluted loss per share.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

10. Business Alliances

Sanofi

The Company signed an exclusive licensing agreement and an industrialization agreement with Sanofi, a multinational pharmaceutical company, between June 2008 and July 2009. Under the terms of these agreements, Sanofi agreed to pay the Company an aggregate of approximately $36.4 million in exclusivity fees and industrialization milestone payments for the exclusive right to negotiate the purchase of the Unifill ready-to-fill (prefilled) syringe (Unifill syringe or product).

Pursuant to the exclusive licensing agreement, Sanofi paid the Company a €10.0 million ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million, which is being recognized on a straight-line basis over the remaining term of the agreement.

Pursuant to the industrialization agreement, Sanofi agreed to pay the Company up to €17.0 million in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. During the nine months ended March 31, 2012 the Company received and recognized as revenue the final €1.0 million milestone payment under the industrialization agreement.

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

11. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash equivalents — certificates of deposit	$1,002	$1,002	$1,000	$1,000

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The levels in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(in thousands)
Cash equivalents — certificates of deposit (March 31, 2012)	$—	$1,002	$—	$1,002

Cash equivalents — certificates of deposit (June 30, 2011)	$—	$1,000	$—	$1,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011 and the nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$566	$—	$2,255	$1,350
Licensing fees	675	642	1,993	1,849
Product sales and other	10	8	45	2,756

Total revenues	1,251	650	4,293	5,955
Cost of product sales	18	450	108	2,449

Gross profit	1,233	200	4,185	3,506
Operating expenses:
Research and development	6,668	2,723	16,228	6,941
Selling, general and administrative	7,677	9,117	20,572	24,386
Depreciation and amortization	1,193	827	3,343	2,492

Total operating expenses	15,538	12,667	40,143	33,819

Operating loss	(14,305)	(12,467)	(35,958)	(30,313)
Interest expense	626	177	1,548	241
Interest income	(46)	(128)	(102)	(332)
Other expense (income), net	1	17	37	(85)

Net loss	$(14,886)	$(12,533)	$(37,441)	$(30,137)

Loss per share:
Basic and diluted loss per share	$(0.21)	$(0.20)	$(0.57)	$(0.53)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues increased by $0.6 million or 92%. During the three months ended March 31, 2012, industrialization and development fees included $0.6 million related to the clinical development and supply of a novel drug device for targeted organ delivery. During both the three months ended March 31, 2012 and 2011, we recognized revenues from our exclusive licensing agreement with Sanofi of $0.7 million and $0.6 million, respectively. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates.

Cost of product sales. Our cost of product sales decreased by $0.4 million or 96% as a result of amounts incurred related to the write-off of obsolete inventory during the three months ended March 31, 2011.

Research and development expenses. Research and development expenses increased by $3.9 million due to additional payroll costs and expenditures related to the development of additional advanced drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.4 million or 16% primarily due to a decrease in our non-research and development payroll expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million or 44% primarily as a result of additional machinery and equipment placed into service during the latter part of fiscal 2011 and fiscal 2012.

Interest expense. Interest expense increased by $0.4 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011.

Interest income. Interest income decreased primarily as a result of fluctuations in interest rates.

Net loss and loss per share. Net loss during the three months ended March 31, 2012 and 2011 was $14.9 million and $12.5 million, respectively. Basic and diluted loss per share was $0.21 and $0.20, respectively, on weighted average shares outstanding of 70,746,919 and 61,504,793, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our November 2011 equity financing.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Revenues. Revenues decreased by $1.7 million or 28%. During both the nine months ended March 31, 2012 and 2011, we recognized $1.4 million related to the achievement of one milestone under our industrialization agreement with Sanofi. The milestone met during the nine months ended March 31, 2012 was the last remaining milestone under the agreement. During the nine months ended March 31, 2012 we also recognized $0.8 million related to the clinical development and supply of a novel drug device for targeted organ delivery. Revenues from our exclusive licensing agreement with Sanofi increased from $1.8 million to $2.0 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business decreased by $2.7 million, as we ceased contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and other advanced drug delivery systems.

Cost of product sales. Our cost of product sales decreased by $2.3 million or 96%, primarily as a result of the associated decrease in our contract manufacturing revenue.

Research and development expenses. Research and development expenses increased by $9.3 million due to additional payroll costs and expenditures related to the development of additional advanced drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.8 million or 16%. During the nine months ended March 31, 2012, we recorded $5.2 million of share-based compensation expense, a decrease of $1.4 million compared to the same period last year. Additionally, during the nine months ended March 31, 2012, our non-research and development payroll expenses and recruitment fees declined by $1.8 million, primarily as a result of amounts incurred to recruit and relocate certain members of our management team during the nine months ended March 31, 2011, which did not recur during the current year. Finally, during the nine months ended March 31, 2011 we incurred expenses of $0.3 million in connection with the relocation to our current headquarters and manufacturing facility.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.9 million or 34%, primarily as a result of the completion of construction of our current headquarters and manufacturing facility, as well as equipment placed into service during the latter part of fiscal 2011 and fiscal 2012.

Interest expense. Interest expense increased by $1.3 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011. Additionally, interest on our debt financing obtained for our current headquarters and manufacturing facility was capitalized during construction through December 2010, while recorded as expense during the nine months ended March 31, 2012.

Interest income. Interest income decreased by $0.2 million, primarily as a result of fluctuations in interest rates.

Net loss and loss per share. Net loss during the nine months ended March 31, 2012 and 2011 was $37.4 million and $30.1 million, respectively. Basic and diluted loss per share was $0.57 and $0.53, respectively, on weighted average shares outstanding of 66,266,207 and 56,593,944, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our December 2010 and November 2011 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of March 31, 2012, cash and cash equivalents were $24.8 million, restricted cash was $2.4 million and our long-term debt was $30.1 million. As of June 30, 2011, cash and cash equivalents were $17.9 million, restricted cash was $2.4 million and our long-term debt was $22.7 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro.

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

We incurred recurring losses from operations during the year ended June 30, 2011 and the nine months ended March 31, 2012 and anticipate incurring additional losses until such time that we can generate sufficient sales of our proprietary range of advanced drug delivery systems. We estimate that cash and cash equivalents of $24.8 million as of March 31, 2012 are sufficient to sustain planned operations through the third quarter of fiscal 2013.

The following table summarizes our cash flows during the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,059)	$(20,229)
Investing activities	(3,522)	(27,086)
Financing activities	41,497	52,653

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2012 was $31.1 million compared to $20.2 million during the nine months ended March 31, 2011. The increase in net cash used in operations was primarily due to increased operating expenses leading to $7.3 million of higher net loss after adding back depreciation and amortization and share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.5 million during the nine months ended March 31, 2012, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment, compared to $27.1 million during the nine months ended March 31, 2011, primarily resulting from construction costs incurred in connection with our current headquarters and manufacturing facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2012 was $41.5 million compared to $52.7 million during the nine months ended March 31, 2011. During the nine months ended March 31, 2012, we received $33.8 million in connection with our public offering of common stock and $9.9 million in proceeds from the issuance of long-term debt, partially offset by principal debt payments of $2.8 million. During the nine months ended March 31, 2011, we received $33.4 million in connection with our December 2010 private placement and share purchase plan, as well as $3.0 million upon the exercise of stock options. Additionally, during the nine months ended March 31, 2011 we received $19.0 million in aggregate proceeds from our external financing with Metro and the Commonwealth of Pennsylvania.

Contractual Obligations

The aggregate maturities related to amounts outstanding as of March 31, 2012 under our secured lending facility will be $4.3 million and $3.1 million during the twelve months ending March 31, 2013 and 2014, respectively.

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

Date: May 10, 2012	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer