Form 10-K
period 2012-06-30
Unilife Corp
filed 2012-09-13
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-34540

UNILIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-1049354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Cross Farm Lane, York, Pennsylvania	17406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 384-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $211.0 million, computed by reference to the closing sale price of the Company’s common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of September 5, 2012, there were 81,856,079 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2012.

UNILIFE CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2012

Presentation of Information

Unilife Corporation was incorporated in the State of Delaware on July 2, 2009. On January 27, 2010, Unilife Medical Solutions Limited, an Australian corporation (“UMSL”), completed a redomiciliation from Australia to the State of Delaware pursuant to which stockholders and option holders of UMSL exchanged their interests in UMSL for equivalent interests in Unilife Corporation, a Delaware corporation (“Unilife”) and Unilife became the parent company of UMSL and its subsidiaries. The redomiciliation was conducted by way of schemes of arrangement under Australian law. The issuance of Unilife common stock and stock options under the schemes of arrangement was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The redomiciliation was approved by the Australian Federal Court, and approved by the shareholders and option holders of UMSL.

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

Overview

We are a U.S. based developer and commercial supplier of injectable drug delivery systems. We build long-term collaborations with pharmaceutical and biotechnology companies seeking to utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. Our proprietary devices are designed for supply to pharmaceutical companies in a format where they can be integrated into the filling and packaging processes utilized for a target injectable drug or vaccine. Pharmaceutical companies are responsible for the final shipment of the drug-device combination product to healthcare workers or patients for safe, intuitive and convenient administration.

Proprietary Technology Platforms and Products

We have developed one of the most expansive, market-driven and differentiated portfolios of primary drug containers and advanced delivery systems in our industry for the administration of injectable therapies. Each of our device technologies has been developed in direct response to unmet or emerging market needs including the prevention of needlestick injuries, the efficient reconstitution of lyophilized drugs, the subcutaneous delivery of large volume doses, the intuitive self-injection of injectable therapies outside of healthcare facilities and the commercialization of novel pipeline drugs requiring specialized delivery systems. We can customize our device technology platforms to address specific customer, drug or patient requirements.

Our device portfolio is suitable for use with brand name, generic or biosimilar drugs and vaccines supplied in either a liquid stable or lyophilized format for delivery via administration routes including subcutaneous injection. Collaborations with pharmaceutical and biotechnology companies primarily relate to the use of our devices with late stage pipeline or marketed injectable therapies including biologics that are indicated, or being developed, for the treatment of a variety of acute and chronic conditions.

Our technology platforms cover the following device categories:

•	Prefilled Syringes with Integrated Needle Retraction

•	Auto-Injectors

•	Drug Reconstitution Delivery Systems

•	Bolus Injectors

•	Specialized Delivery Systems

Prefilled Syringes with Integrated Needle Retraction

A prefilled syringe (PFS) is a primary drug container and delivery system for the administration of an injectable therapy by a healthcare worker or patient. Prefilled syringes are typically supplied to pharmaceutical customers in a ready to fill format for easy integration into drug fill-finish lines. The primary container is comprised of components that are compliant with industry standards and pharmacopeias to ensure optimum protection of the drug formulation.

Over 60 drugs and vaccines are now available in a prefilled syringe format, with numerous additional pipeline drugs targeted for launch. The prefilled syringe market is valued at approximately $2 billion. With a forecast Compound Annual Growth Rates (CAGR) of 13.5%, it is projected that more than five billion prefilled syringes will be used globally by 2016. (Global Injectable Drug Delivery Market 2010; MarketsandMarkets).

To comply with needlestick prevention laws in the U.S., Europe and other regions, pharmaceutical companies have traditionally purchased ancillary safety devices that are attached on to a standard prefilled syringe by means of a secondary assembly operation after filling. In addition to the extra steps and costs associated with their secondary attachment, these devices lead to an increase in packaging, transport and storage costs by up to 60 to 70% due to the bulky size and weight of the final product. Prefilled syringes utilizing ancillary safety devices can require additional steps which may be non-intuitive to the end user. The similarities in currently marketed ancillary safety devices also limit the opportunities for a pharmaceutical company to differentiate their drug-device combination from that of their competitors, including generic and biosimilar molecules.

Unilife has developed a comprehensive platform of prefilled syringes for the delivery of a broad range of liquid stable and lyophilized drugs and vaccines. We believe that the Unifill® portfolio of syringes represents the world’s first and only glass prefilled syringe systems with integrated retraction. All Unifill syringes are designed for simple, intuitive, one-handed use by healthcare workers or patients and include a unique and highly proprietary combination of features including:

•	Fully integrated needle retraction;

•	Audible, visible, and tactile indicators for activation of retraction and end of dose;

•	Easy and intuitive steps of use to maximize user acceptance and preference;

•	User controlled retraction to virtually eliminate the risk of aerosolization (splatter of medication or blood);

•	Seamless integration with drug fill-finish lines;

•	Pharmacopeia compliant materials within the drug fluid path; and

•	Complete sharps containment and lock-out to prevent re-use or re-exposure of the contaminated needle to minimize the risk of needlestick injury.

The Unifill portfolio consists of the following products:

Unifill Syringe: The Unifill syringe features a staked (fixed) retracting needle, and is designed primarily for use with liquid stable drugs. We currently have the capacity to manufacture up to 60 million units of the Unifill syringe per year on an automated assembly line that has been validated by us at our production facilities in York, PA. In July 2011, we commenced the initial supply of Unifill syringes to pharmaceutical companies. In June 2012, we signed the first supply agreement for the Unifill syringe. We continue to make new and recurring shipments to a number of pharmaceutical companies who are at various stages in the evaluation, stability study and fill-finish validation processes for the device. For commercial relationships relating to the Unifill syringe, please see page 9 below.

Unifill Select: The Unifill Select is the world’s first and only glass prefilled syringe to our knowledge that incorporates an attachable needle with integrated retraction. The device enables the user to choose from a selection of needle lengths for attachment to the syringe at the time of injection. The syringe may be filled with either a liquid stable drug or vaccine, or a diluent to reconstitute and deliver a lyophilized drug supplied in a vial. The Unifill Select is available for commercialization with pharmaceutical partners seeking to utilize the device with target injectable drugs and vaccines. Discussions with various pharmaceutical parties are ongoing regarding the customization of the device to address specific customer, drug formulation and patient requirements.

Auto-Injectors

Auto-injectors are utilized for the patient self-administration of injectable drugs outside of healthcare facilities. Various disposable and reusable auto-injectors are currently available on the market, or known to be in development. They are designed to allow operators to automatically deliver the contents of a prefilled syringe at the push of a button. The auto-injector market is one of the fastest-growing sectors of the device market, with an estimated of CAGR of 17.5% to 2016 (Global Injectable Drug Delivery Market 2010; MarketsandMarkets).

Traditional auto-injector devices are relatively large in size, as they must accommodate various mechanisms to enable the depression of the prefilled syringe for needle insertion into the body, the injection of the dose, and either the withdrawal of the syringe back into the device or the extension of a sleeve to cover the needle. The large size of some auto-injectors can restrict their portability, obstruct intuitive use and handling with some patients, and increase disposal volumes. They also lack true end-of-dose indicators to alert patients when the full dose has been delivered, potentially causing dose wastage or reducing therapy compliance rates.

Unilife has developed a full platform of auto-injectors that are designed for use with the Unifill syringe. Our proprietary range of auto-injectors are compact in size, intuitive to use and can be customized to address specific customer, drug or patient needs. We believe that they are also the world’s first and only auto-injectors with true end-of-dose indicators. An audible, tactile click signals the delivery of the full dose and the retraction of the needle into the barrel of the Unifill syringe. The potential risk of a needlestick injury occurring after the use of the device is virtually eliminated.

Products developed within this portfolio include:

Rita™ Disposable Auto-Injector: Rita is a disposable auto-injector that is designed to inject the prefilled dose from a single Unifill syringe. Following the removal of the cap and the placement of the device against the skin, the operator pushes a single button to inject the dose. Rita is more compact in size than many other marketed auto-injectors for improved patient portability, intuitive handling and convenient disposal. In addition to there being no visible springs or mechanisms, the needle is hidden from view until the completion of the injection when it can be viewed in its retracted state through a window on the side of the barrel. The true end-of-dose indicators (audible, tactile click) associated with the Unifill syringe can also help to minimize potential drug wastage and optimize therapy compliance. The Rita Auto-Injector is available for commercialization with pharmaceutical partners seeking to utilize the device for use with their target injectable drugs and vaccines. Discussions with interested pharmaceutical parties are ongoing regarding the customization of the device to address specific customer, drug and patient requirements.

Lisa™ Reusable Auto-Injector: Lisa is a reusable and completely automated device with a single activation button. The device automates the removal of the needle shield and the speed of needle insertion and retraction. Operators can select the speed of dose delivery for their comfort. LED indicators inform the user during each stage of use. We believe it is the first and only known reusable auto-injector that protects the patient from the risk of needlestick injury when removing a used syringe from the device. The Lisa Reusable Auto-Injector is expected to be made available for commercialization with pharmaceutical partners seeking to utilize the device for use with their target injectable drugs and vaccines during fiscal year 2013. Discussions with interested pharmaceutical parties are ongoing regarding the customization of the device to address specific customer, drug and patient requirements.

Drug Reconstitution Delivery Systems

The supply of an injectable drug in a lyophilized (freeze dried) state can help to enable or fast-track its commercialization and approval. Many biologic drugs are unable to be prefilled in a liquid stable format due to their molecular complexity. As a result, an increasing number of novel drugs and vaccines are now being approved by regulatory agencies in a lyophilized format for reconstitution at the point of delivery. Some pharmaceutical companies are also developing injectable therapies that require mixing of two drugs at the point of delivery.

Lyophilized drugs and vaccines have traditionally been supplied in a vial or ampoule for reconstitution at the point of delivery. Reconstitution from a vial or ampoule can require approximately 14 steps of use, with the level of complexity required for this procedure making lyophilized drugs largely unsuitable for patient self-administration. In recent years, some pharmaceutical companies have begun to develop or market certain drugs for use in a dual-chamber prefilled syringe format. A dual-chamber prefilled syringe can contain either a lyophilized or liquid stable drug in one USP compliant container, and another liquid stable drug or diluent in a second container. Operators are required to undertake several steps to mix or reconstitute the drug combination so that the injectable therapy is ready for administration. The process of reconstitution using traditional dual-chamber prefilled syringes may compromise drug sterility or require the use of secondary vent filters.

EZMix™ Dual or Multi-Chamber Prefilled Syringe

Unilife has developed the EZMix dual or multi-chamber prefilled syringe to serve as a safe, simple and efficient system for the reconstitution and delivery of injectable therapies. An innovative and proprietary reconstitution technology allows healthcare workers or patients to intuitively mix together a combination of liquid or lyophilized drugs with minimal steps of use. The process of reconstitution can occur without compromising drug sterility or the use of secondary venting. The EZMix syringe utilizes the Unifill platform of fully integrated and automatic safety features to virtually eliminate the risk of needlestick injuries, prevent device reuse and encourage convenient, safer disposal. The device is expected to be made available for potential commercialization with interested pharmaceutical companies for potential use with their target injectable drugs and vaccines during fiscal year 2013. Discussions with interested pharmaceutical parties are ongoing regarding the customization of the device to address specific customer, drug and patient needs.

Bolus Injectors

A significant number of drugs within the clinical pipeline of pharmaceutical companies are biologics, such as monoclonal antibodies, that are being targeted for subcutaneous administration. In many cases, the molecular complexity of these drugs makes them too viscous for formulation in dose volumes of 1mL or less that would typically be used for a prefilled syringe. Unilife has developed a portfolio of bolus injectors to meet the delivery needs of these large dose volume drugs. This family of wearable, disposable devices is suited to the subcutaneous delivery of drugs, that require dosages between 1mL and 30mL in volume. Unilife’s bolus injectors utilize a primary drug container made of standard materials and are capable of being filled in standard filling lines. The devices can be preset for the delivery of a dose over seconds, minutes or hours based upon the specific requirements of the pharmaceutical customer, their drug and the target patient. The Precision-Therapy™ range of bolus injectors is designed for use with bolus-based therapies that require short or long duration injections. The Flex-Therapy™ range of bolus injectors is designed for use with rate-based therapies that require infusion over a longer duration of time where the delivery rate is controlled for hours or days.

Unilife began to supply its bolus injectors to a number of interested pharmaceutical companies to evaluate their potential use with target injectable therapies during fiscal year 2012. Unilife has since been advised by one of these pharmaceutical companies that its Precision-Therapy bolus injectors have been selected to enter into the next phase of evaluations for potential use with a number of pipeline drugs. Upon successful completion of these evaluations, Unilife expects its products will be considered by the pharmaceutical customer for a number of long-term development and commercial supply agreements. Similar progress is also being made with other pharmaceutical companies with its Precision-Therapy and Flex-Therapy bolus injectors, with additional evaluations scheduled for a number of target drugs during fiscal year 2013.

Specialized Delivery Systems

There are many acute and chronic conditions with high prevalence but without effective treatment options. Many pharmaceutical companies have several early stage yet promising molecules in their clinical pipelines that have the potential to redefine treatment for these conditions. Examples include the localized delivery of injectable therapies targeting specific organs of the human body such as the eye, ear or brain. However in many cases, due to the novel nature of the therapy, application or procedure, these novel molecules can require a specialized delivery system to enable their commercialization and approval. There are also many approved drugs utilizing conventional device technologies that limit the drugs’ clinical efficacy and hence provide for sub-optimal clinical outcomes. Such therapies and drugs can significantly benefit from specialized delivery systems such as those that we anticipate being able to develop or customize.

We are developing a series of specialized device technology platforms that can help to enable or enhance administration of these therapies. Platforms include specialized devices for targeted organ delivery, low dose delivery systems and implant deployment systems. These devices include a novel device for targeted organ delivery, and a delivery system for the controlled deployment of an implantable drug via an intravitreal or intraocular injection.

In November 2011, Unilife announced the signing of a clinical development and supply agreement with a leading, global pharmaceutical company. Under the agreement, Unilife recognized $1.4 million in revenues during fiscal year 2012 to develop a novel device for targeted organ delivery. This device has been successfully developed by Unilife and is scheduled to be used by the customer in the clinical trial of a pipeline drug during fiscal year 2013.

Additional revenue streams may also be generated should we enter into agreements with pharmaceutical customers relating to the development, customization or supply of proprietary specialized devices.

Business Strategy

Our strategy is aligned around a series of converging market trends. We recognize that:

•

Biologics and other injectable therapies with specific delivery needs and highly targeted patient populations represent an increasingly large and commercially significant share of the pharmaceutical market;

•	Pharmaceutical companies are increasingly seeking access to innovative delivery systems that can enable the clinical development and enhance the lifecycle management of their injectable therapies;

•	Healthcare workers and their patients are increasingly demanding the use of the safest, simplest drug delivery devices to help protect those at risk of harm and enhance overall quality of life;

•

Therapeutic classes are becoming increasingly competitive between brand name, generic and biosimilar drug rivals with similar performance claims. Pharmaceutical companies recognize that market-leading, proprietary devices can generate powerful brand differentiation to build or protect market share and increase revenues; and

•	Regulatory agencies are becoming more focused on the quality and reliability of the overall drug-device combination product, and its effective use by the target operator.

Our business strategy is fully aligned around these converging market trends. It is our goal to develop long-term partnerships with pharmaceutical companies who are seeking innovative, differentiated devices that can enable and enhance delivery of their injectable therapies. We do not intend to enter into any market sectors with devices that have equivalent features as conventional products. Our focus is to develop innovative, proprietary devices that address unmet or emerging market needs and have unique value added features over equivalent conventional products.

Through the pursuit of this strategy, our R&D investments have enabled us to develop a broad and expanding proprietary portfolio encompassing prefilled syringes with integrated safety features, drug reconstitution delivery systems, auto-injectors, wearable, disposable subcutaneous delivery systems and specialized devices for novel drug delivery. Together, we believe this integrated device platform can address the drug, marketing and patient requirements of many pharmaceutical companies that are developing or marketing injectable therapies. Through the pursuit of this strategy, we intend to become a centralized source for the integrated development and supply of injectable drug delivery systems for our pharmaceutical customers.

Unlike traditional manufacturers which in our opinion develop and market rigid commodity devices that can restrict customer choice, we have developed a flexible and streamlined business structure that is designed to serve pharmaceutical companies with speed, agility and reliability. Due to the increasing convergence between injectable drugs and devices, our business has also been structured to secure and maintain long-term relationships with pharmaceutical companies that can span the clinical development, regulatory approval and full commercial lifecycle of a combination product.

By working in collaboration with pharmaceutical companies to develop or customize each device to address specific drug or patient needs, we hope to better protect healthcare workers, optimize therapy compliance, improve quality of life and ultimately prevent disease. Most of all, we seek to create value for pharmaceutical customers whereby they can leverage the differentiation provided by our innovative devices to build or protect market share and maximize revenues.

We have developed a business model that is diversified in terms of customers, device markets, disease states and revenue sources. We target some of the fastest growing and most profitable sectors of the $12 billion injectable drug delivery device market (Global Injectable Drug Delivery Market 2010; MarketsandMarkets) where there are high barriers to entry and fragmented competition. We target a number of therapeutic classes and more than 100 disease states where we have identified significant unmet needs for injectable drug delivery. We are positioned to collaborate with pharmaceutical companies on many acute and chronic conditions, including autoimmune diseases, infectious diseases and cancer. We have a diversified and growing base of pharmaceutical companies in our commercial pipeline which we believe can help to reduce our reliance on any one particular customer or contract for revenues. We have also identified multiple stages for potential revenue generation including clinical development or device customization programs, the supply of devices for use in human clinical drug trials, long-term commercial supply contracts and exclusivity or royalty fees.

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

We have signed an exclusive licensing agreement with Sanofi. Under the exclusive licensing agreement, we have granted Sanofi an exclusive license to certain of our intellectual property in order and solely to develop, in collaboration with us, the Unifill syringe for use in and sale to the prefilled syringe market within those therapeutic areas agreed upon between us, and a non-exclusive license outside those therapeutic areas that are exclusive to Sanofi or effective after the expiration of the exclusive license with Sanofi.

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

Pursuant to the exclusive licensing agreement, Sanofi paid us a €10.0 million upfront one-time fee in 2008. The exclusive license granted thereunder has an initial term expiring on June 30, 2014. If, during the term of the exclusive license, Sanofi has purchased the Unifill syringe for use with a particular drug product, Sanofi will receive a ten-year extension of the term of the exclusive license within the therapeutic sub-class in which that drug is marketed. The extension will be reduced to five years if Sanofi does not sell a minimum of 20 million units of the product in any year of the first five years of such ten-year extension period.

Under the exclusive licensing agreement, we are not precluded from using certain of our intellectual property to develop, license and sell any products in any market other than the ready-to-fill syringe market, or from entering into licensing or other business arrangements with other pharmaceutical companies for the ready-to-fill syringe market outside those therapeutic areas that are exclusive to Sanofi, or after the expiration of the exclusive license with Sanofi. If we grant a license to a third party in respect of the ready-to-fill syringe market, then we are required to pay Sanofi 70% of any access, license or other upfront fee received from such third party for access to purchase the products until our payments to Sanofi have totaled €10.0 million, following which we are required to pay 30% of such fees we receive through the end of the initial exclusivity period, June 29, 2014. We are also required to pay Sanofi an annual royalty payment of 5% of the revenue generated from any sale of the Unifill syringe to third parties, up to a maximum amount of €17.0 million in such royalty payments.

On June 30, 2009, we signed an industrialization agreement with Sanofi. The industrialization agreement sets forth the terms for the collaboration between the parties to design, develop, scale up and industrialize the Unifill syringe, including the timetable and milestones for the industrialization program. Under the industrialization agreement, Sanofi agreed to make payments of €17.0 million to us based on milestones we achieved in our industrialization program. The industrialization program began in July 2008 and was completed in June 2011, with the initial supply of the Unifill syringe to Sanofi in July 2011. The final payment for the successful completion of the industrialization agreement was received from Sanofi in September 2011.

The Industrialization Agreement further provides, “Subject to the full completion of the Industrialization of the product, the Parties will negotiate for the manufacture and purchase of the final product on a commercial scale (Supply Agreement).” The supply agreement, if completed, will provide that Sanofi and its affiliates will purchase the final product exclusively from us, and the industrialization agreement provides that we are not required to commit more than 30% of our expected installed production capacity to Sanofi and its affiliates for the 12 months following the receipt of a purchase order. Orders from Sanofi, that will exceed the 30% capacity limit will require up to a maximum of 24 months lead time before we are required to commence delivery of that order, though we may choose to deliver such orders earlier if our capacity restrictions allow.

Pursuant to the industrialization agreement, if we agree to, or propose to agree to, a change of control with a third party, we must give written notice to Sanofi, who will be entitled, within five business days, to make an offer on at least equivalent terms. In the absence of an improved change of control proposal, we must accept the matching offer of Sanofi, subject to shareholder approval. If we receive an improved change of control offer from the third party, then we must give further notice to Sanofi for it to make a further matching offer. In addition, if during the term of the industrialization agreement, a change of control that does not involve Sanofi, or its affiliates, obtaining control of the company (i) is not recommended by our board of directors, (ii) will cause harm to Sanofi, as defined in the agreement or (iii) under which Mr. Alan Shortall, our CEO and director, is not to continue in such capacities for at least two years after the change of control, then Sanofi will have the right to terminate the industrialization agreement within ten business days after receiving a notice from us, or after it otherwise becomes aware of the change of control. Pursuant to the industrialization agreement, a change of control means, in general terms, a change in the ownership of 50% or more of our shares or the power to determine the majority composition of our board of directors or any other event that our board determines to be a change of control event.

Other Pharmaceutical Relationships

We are at various stages in the development of commercial relationships with a number of current and prospective pharmaceutical customers. For the Unifill syringe, we expect to secure commercial supply contracts with pharmaceutical and biotechnology companies regarding the supply and use of the device for use with injectable drugs that fall outside of those therapeutic classes and contract periods retained by Sanofi. These relationships may include the signing of commercial agreements relating to the sale of the Unifill syringe, or the provision of exclusive access to the device within designated therapeutic sub-classes in exchange for upfront fees or royalty payments.

We have begun to enter into commercial supply contracts with pharmaceutical customers for the Unifill syringe. The first supply contract is related to the planned launch of a generic equivalent of an approved auto-immune therapy that is currently available in a standard prefilled syringe format for use across several indications. Under the terms of this contract, Unilife has agreed to grant to the pharmaceutical customer an exclusive supply right for the Unifill syringe for a specific indication and Western European territory. The contract further provides that an exclusivity fee will be added onto the negotiated unit price of the Unifill syringe when agreed exclusivity conditions are met.

There are also active, ongoing discussions with pharmaceutical and biotechnology companies regarding the development and use of our other proprietary devices. We expect to enter into development programs with some of these pharmaceutical companies to develop, customize and supply our proprietary devices for use in scheduled human clinical drug trials for target pipeline drugs.

For example, in November 2011, we announced the signing of a clinical development and supply agreement with a global pharmaceutical company. Under the agreement, Unilife recognized $1.4 million in revenues during this fiscal year to develop a novel device for targeted organ delivery. This device has been successfully developed by Unilife and is scheduled to be used by the customer in the clinical trial of a pipeline drug during fiscal year 2013.

Subject to the successful clinical development and regulatory approval of these drug-device combination products, we anticipate entering into long-term supply agreements for the production and sale of these devices to the pharmaceutical company. These partnerships may also include the payment of exclusivity or access fees to enable the pharmaceutical company to generate brand differentiation within a therapeutic drug class against other brand-name, generic or biosimilar competitors.

Manufacturing

Our center of operations is a state-of-the-art manufacturing facility located in York, Pennsylvania. This FDA-registered facility serves as an integrated center for device innovation, bringing together the people, production systems, design expertise and quality processes necessary to design and develop best-in-class drug delivery systems. Designed by architects who have substantial experience in designing facilities used to develop, produce and supply medical devices, the facility plays a key role in ensuring that we comply with stringent internal and industry standards for quality and reliability.

Our 165,000 square-foot site includes eleven Class 7 and Class 8 clean rooms totaling 40,000 square feet in size. Environmental factors, including temperature, moisture and particulates, are tightly controlled. Additional features include a ‘Water for Injection’ system, bio-analytical and quality laboratories, a product development center, a machine shop and a 20,000-square-foot warehouse. The facility gives us the capacity to meet the immediate requirements of our pharmaceutical companies, and to progressively expand in line with the development and commercial launch of a series of drug-device combination products.

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

Sales and Marketing

The majority of the pharmaceutical and biotechnology companies with whom we are in active discussions are multinational companies with headquarters located in the United States, Europe or Asia. In the majority of cases, these pharmaceutical and biotechnology companies are large multinational organizations which are ranked as being among the top twenty in the world. The majority of these pharmaceutical companies specialize in the development of a range of brand-name or generic injectable drugs and vaccines.

Our pharmaceutical customers are primarily responsible for the sale, marketing and clinical use of the combination drug-delivery device to target government agencies, healthcare facilities or patients who self-administer prescription medication within indicated therapeutic drug classes. We expect to support pharmaceutical companies in the development of documentation or marketing material pertaining to the recommended clinical use of the device with the contained drug or vaccine.

We have a small internal team focused on the commercial development, strategic marketing, clinical support and sale of our proprietary devices to pharmaceutical and biotechnology companies. Many members of this team have strong industry expertise and deep relationships within the pharmaceutical market, which are utilized to generate and progress commercial discussions. In addition, we also receive direct inquiries or Request for Proposals from pharmaceutical companies regarding the potential use of our devices with their target drugs. In some instances, we expect to be approached by pharmaceutical companies with unmet needs for a drug delivery system, whereby we will develop and customize the device to address the specific molecular and patient requirement of the target drug. We also attend a number of industry events, trade shows and conferences, and advertise within selected industry media publications whereby we exhibit, network and promote our products and services to prospective customers.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We hold numerous patents and patent applications covering our existing and future products and technologies. We also rely on a combination of trade secrets and manufacturing know-how to protect our intellectual property. We enter into non-disclosure agreements with certain vendors and suppliers to attempt to ensure the confidentiality of our technology. We also enter into non-disclosure agreements with certain customers. In addition, we require that all our employees sign confidentiality, non-compete and intellectual property assignment agreements. Our focus is to safeguard the intellectual property surrounding our devices, manufacturing processes, and other related technologies to protect not only our position and growth opportunities, but also that of our strategic partners and customers.

As of July 2012, we had approximately 60 issued patents relating to our safety syringe and primary drug container platforms across more than 20 worldwide jurisdictions, including the United States, Australia, Europe and China. Patents relating to our safety syringe technologies expire at various dates between 2018 and 2030, though patent applications covering relevant advancements in these technologies could extend well beyond that time period once granted. Recently granted U.S. Patent 8,167,837 relating to the Unifill® syringe provides patent exclusivity for Unilife and its licensed customers through 2026.

We also have more than 100 additional patent applications pending examination with the USPTO and other international patent organizations which we expect to be granted as patents over the next two years. A significant number of other patent applications are expected to be filed with national and international patent organizations during fiscal year 2013. Unilife’s patent filings have more than doubled in the last two years and now cover products beyond our proprietary safety syringe technology. Unilife’s patent portfolio covers current and anticipated product offerings, as well as process improvements and other value-added innovations which streamline our customers’ assembly and drug filling processes.

Additionally, we have registered worldwide trademarks including Unilife® and Unifill®, and are pursuing trademark registration for our other proprietary device platforms in a number of key countries and regions including the United States.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices intended for human use into three classes: Class I, Class II and Class III. Class I or Class II devices require the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Class III devices require premarket approval. Our clinical ranges of syringes, including our Unitract® 1mL syringe, are Class II devices. Our Unifill syringe does not require 510(k) clearance because it will be sold to drug manufacturers in its component parts for use as a primary packaging container.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to the following:

•

Quality System Regulations, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	Labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses;

•

Medical device reporting regulations, which require that manufacturers report to the FDA and other regulatory agencies that their device may have caused or contributed to the death or serious injury or malfunctioned in a way that would likely cause or contribute to the death or serious injury if the malfunction were to occur; and

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

Regulation in the European Union and Australia

The European Union has adopted numerous directives regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of the relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body” which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 are voluntary harmonized standards. In July 2009, we received our ISO 13485:2003 quality system certification. Our certification includes the design, development, production and distribution of safety syringes, ready to fill syringe components and drug delivery devices.

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

Competition

The healthcare equipment, pharmaceutical and medical device industry sectors in which we operate are highly competitive. We compete with many companies, both public and private, that range in size from small, highly focused businesses to large diversified multinational manufacturers of healthcare and pharmaceutical equipment, as more fully described below. Some of the large and established companies we are aware of which are active in the injectable drug delivery device market include Becton Dickinson (“BD”), SCHOTT forma vitrum AG (“Schott”), Baxter Biopharma, B. Braun, Gerresheimer Bünde GmbH (“Gerresheimer”), Terumo, West Pharma, Ypsomed and Owen Mumford. We believe that collectively, these companies represent the significant majority of total revenues for this market, with BD having the largest share. Most of these companies are larger and better-capitalized than we are and have an extensive base of pharmaceutical companies. However, we are aware of very few, if any, other companies, that have developed a broad and diversified portfolio of primary drug containers and other injectable drug delivery systems that are suitable for drugs and vaccines supplied in either a liquid stable or reconstitution form for injection as Unilife’s.

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

Research and Development

During the fiscal years ended June 30, 2012, 2011 and 2010, we invested approximately $23.1 million, $9.6 million and $10.9 million, respectively, on research and development of our technologies. Research and development costs include activities related to the research, development, design, testing, and manufacturing of prototypes of our products. They also include clinical activities and regulatory costs as well as expenses associated with certain consultants engaged in research and development activities along with a portion of the overhead costs we incur to operate our manufacturing facility. The increase in research and development activities largely related to the expansion of the company’s portfolio of injectable drug delivery systems.

Employees

As of September 5, 2012, we had 128 employees and associates, of whom 96 are engaged in operations activities including research and development, quality assurance and manufacturing activities, 3 are engaged in sales, marketing and clinical activities and 29 are engaged in finance, legal and other administrative functions. Most of our employees and all of our executive officers are located at our York, Pennsylvania facility. A small number of our employees, mainly focused on research and development, are located in Radnor, Pennsylvania and Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

UMSL was incorporated on June 28, 1985, in South Australia, Australia. The registered office of UMSL is located at 1 Chifley Square, Sydney NSW 2000. Originally known as Musgrave Block Holdings Limited, UMSL acquired all of the issued shares of Unitract Pty Limited in November 2002, and changed its name to Unitract Limited (now Unilife Medical Solutions Limited), listed on the Australian Securities Exchange, or ASX under the ticker “UNI” and continued the business operations of Unitract Pty Limited and the development of Unitract Pty Limited’s retractable syringe project. In January 2007, in order to obtain a manufacturing presence in the United States, UMSL acquired all the stock of Integrated BioSciences, Inc., a Pennsylvania-based company, which in February 2009 changed its corporate name to Unilife Medical Solutions, Inc. At the time of its acquisition by UMSL, Integrated BioSciences, Inc. was in the business of contract manufacturing of syringes for third parties and developing automated assembly equipment.

Financial Information about Geographical Areas

See Note 3 to our consolidated financial statements for information regarding our revenues by geographic area.

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

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position
Slavko James Joseph Bosnjak	63	Chairman and Director
Alan Shortall	58	Director and Chief Executive Officer
John Lund	46	Director
William Galle	72	Director
Jeff Carter	54	Director
Mary Katherine Wold	59	Director
Marc S. Firestone	52	Director
Ramin Mojdeh	50	Chief Operating Officer and Executive Vice President
R. Richard Wieland II	67	Chief Financial Officer and Executive Vice President
Mark V. Iampietro	59	Vice President of Quality and Regulatory Affairs
J. Christopher Naftzger	45	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Biographical Summaries

Slavko James Joseph Bosnjak. Mr. Bosnjak has served as our director since February 2003 and as chairman of our board since April 2006. Mr. Bosnjak has been a co-owner and director of the Le Meridien Lav Hotel in Split, Croatia since 2002 and is chairman and co-founder of Ultimate Outdoor Ltd., an Australian outdoor advertising company. Mr. Bosnjak is chairman of Chiron Commercial Vehicles Pty Ltd., a Malaysian company which manufactures bus bodies for export to Australia. He has also held positions on Commonwealth and New South Wales government advisory bodies, including the Greater Western Sydney Economic Development Board, and the GROW Employment Council. Mr. Bosnjak also served as the Chairman of the Tourism Council of Australia and Bus 2000 Ltd, which coordinated bus services for the Sydney 2000 Olympic Games. Mr. Bosnjak was awarded an Order of Australia Medal in 1994 for his services to transport and the community, and also holds an honorary doctorate from the University of Western Sydney for his services related to employment growth and economic development.

Alan Shortall. Mr. Shortall has served as our Chief Executive Officer since September 2002. Mr. Shortall founded Unilife in July 2002 and has guided the growth of Unilife since then. In 2008, the trade magazine Medical Device and Diagnostic Industry named him as one of 100 Notable People in the medical device industry worldwide.

John Lund. Mr. Lund has served as our director since November 2009. Mr. Lund is also managing partner of M&A Holdings, LLC, a private consulting company since July 2003, and Upstart CFO, LLC since December 2010. Mr. Lund was Vice President of Finance and Controller of E-rewards, Inc., an internet market research company from February 2009 to March 2011, Vice President and Controller of Nexstar Broadcasting Group, Inc., a Nasdaq listed television broadcasting company, from March 2008 to November 2008, Vice President of Finance and Corporate Controller of LQ Management, LLC (LaQuinta) from November 2006 to March 2008, and Corporate Controller of ExcellerateHRO, a Hewlett Packard Company from January 2005 to October 2006. Prior to that, Mr. Lund held Chief Financial Officer and Controller positions for various public and private companies and was a Manager at KPMG. Mr. Lund received the Certificate of Director Education from the National Association of Corporate Directors (NACD) and completed various corporate governance courses at Harvard during 2010. Mr. Lund, a certified public accountant, graduated from the University of North Texas in 1991 and received his MBA from the Kellogg Graduate School of Management, Northwestern University in 2012. Mr. Lund is actively involved in the NACD, Financial Executive Institute, American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

William Galle. Mr. Galle has served as our director since June 2008. Since 2009, Mr. Galle has been affiliated as an investment banker with Bradley Woods, a 40 year-old New York City-based independent research and investment banking firm specializing in federal regulatory and legislative developments impacting substantial investor portfolios. Since 1993, Mr. Galle has been President of Diversified Portfolio Strategies LLC (DPS) in Washington D.C., which provides alternative investment advisory services for institutions and substantial investors. DPS clients have included public and private retirement plans and Fortune 500 companies. Prior thereto, he was Vice President of Pension Services and consultant for Smith Barney, Harris Upham. He also held the position of Director at NASDAQ Corporate Services for the National Association of Securities Dealers, Inc. in Washington D.C. Mr. Galle is a graduate of Columbia University, Rutgers University, and the New York Institute of Finance.

Jeff Carter. Mr. Carter has served as our director since April 2006. From February 2005 until January 2009, Mr. Carter served as Chief Financial Officer of UMSL. He has also served as Company Secretary of UMSL from March 2007 to July 2010. Mr. Carter is a chartered accountant and holds a master’s degree in applied finance from Macquarie University. Mr. Carter was a Chief Financial Officer of various publicly listed healthcare companies prior to joining UMSL in February 2005. Prior to entering the healthcare industry, Mr. Carter held Senior Management positions with Coca-Cola, Santos, Canadian Imperial Bank of Commerce and Touche Ross. Mr. Carter has in excess of 30 years of experience in professional accounting, investment banking, corporate finance and commercial/strategic planning roles.

Mary Katherine Wold. Ms. Wold has served as our director since May 2010. Ms. Wold serves as Chief Executive Officer of the Church Pension Fund, which oversees defined benefit and defined contribution pension plans for clergy and lay employees of the Episcopal Church. Prior to her position at the Church Pension Fund, Ms. Wold served as Senior Vice President of Finance from 2007 to 2009, Senior Vice President of Tax and Treasury from 2005 to 2007 and Vice President of Tax from 2002 to 2005, of Wyeth, a NYSE-listed pharmaceutical company, which was acquired by Pfizer in October 2009. Prior thereto, Ms. Wold spent 17 years with the international law firm of Shearman & Sterling based in New York, specializing in international tax planning for multinational corporations and in the tax aspects of mergers and acquisitions, capital markets and private equity transactions. Ms. Wold received her law degree from the University of Michigan and her Bachelor of Arts degree from Hamline University.

Marc S. Firestone. Mr. Firestone has served as our director since July 2010. Mr. Firestone is Senior Vice President and General Counsel of Phillip Morris International, a Fortune 100 company. Prior to joining Phillip Morris International, Mr. Firestone served as Executive Vice President of Corporate and Legal Affairs and General Counsel for Kraft Foods, Inc. Prior to his position with Kraft, Mr. Firestone held several senior executive positions at Philip Morris Companies and its subsidiaries, including as Senior Vice President and General Counsel, Philip Morris International, and Senior Vice President of Regulatory Affairs, Phillip Morris Companies. Mr. Firestone started his legal career as an attorney with the law firm of Arnold & Porter. He holds a juris doctorate from Tulane University School of Law and a bachelor’s degree from Washington & Lee University. He received the International Law Office/Association of Corporate Counsel “General Counsel of the Year” award in 2011.

Ramin Mojdeh. Dr. Mojdeh has served as Chief Operating Officer and Executive Vice President since February 2011. Dr. Mojdeh served as Vice President and General Manager of BD Pharmaceutical Systems, North America between 2008 and 2010 and Worldwide Vice President of Research and Development, BD Medical between 2002 and 2008. Dr. Mojdeh received a Ph.D. in Computer Science from the University of Minnesota, Minneapolis, MN and his MBA from the Kellogg Graduate School of Management, Northwestern University, Evanston, Illinois.

R. Richard Wieland II. Mr. Wieland has served as Chief Financial Officer and Executive Vice President since June 2010. Mr. Wieland served as Chief Financial Officer of Cytochroma Inc., a privately-held specialty pharmaceutical company, from May 2008 to May 2009 and served as Executive Vice President and Chief Financial Officer of Advanced Life Sciences Holdings, Inc., a Nasdaq listed clinical-stage biopharmaceutical company, from June 2004 to April 2008. Mr. Wieland obtained his B.A. in Accounting and Economics from Monmouth College and his MBA from Washington University.

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

J. Christopher Naftzger. Mr. Naftzger has served as Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Unilife Corporation since July 2010. Mr. Naftzger served as Assistant General Counsel and Assistant Secretary of Chesapeake Corporation, a NYSE traded packaging company for the pharmaceutical and healthcare industries, from July 2007 to May 2009 and served as Senior Counsel of Koch Industries, Inc., the second largest privately held company in the U.S., from June 2006 to June 2007. Prior to joining Koch, Mr. Naftzger was a partner at Blank Rome LLP, an international Am Law 100 firm. Mr. Naftzger obtained his B.A. in History and Political Science from Hampden-Sydney College and his J.D. from the Willamette University College of Law.

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

Risks Relating to Our Business

We may need additional funding to meet our capital needs. Such funding may not be available on favorable terms, if at all, and may be dilutive to our existing stockholders.

We may need to obtain additional funding for our product development programs and commercialization efforts. We cannot provide assurance that we will be able to raise additional funding, if needed, on terms favorable to us, or at all. If we raise additional funds from debt financing, we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may make it more difficult for us to operate our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences or privileges senior to those of our existing shareholders. If we are unable to secure additional funding, our ability to continue our product development and commercialization programs would be delayed, reduced or eliminated.

We have received an audit report that includes an explanatory paragraph stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern on our fiscal 2012 consolidated financial statements.

The continuation of our Company as a going concern is dependent upon our attaining and maintaining profitable operations and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended June 30, 2012, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing our liquidity. As a result of this uncertainty, we may have a more difficult time obtaining necessary financing.

Our success depends in large part on our ability to achieve substantial commercial sales of the Unifill syringe to customers. If we experience problems or delays in securing favorable agreements to supply the Unifill syringe to customers, our business, including our ability to generate significant revenues, will be materially and adversely affected.

The Unifill syringe is our primary product and, to date, we have derived substantially all of our revenues from our exclusive licensing and industrialization agreements with Sanofi related to its development. However, we have completed the industrialization program and have executed a supply agreement for the Unifill syringe with one pharmaceutical company, but our ability to generate significant revenues will depend on our ability to negotiate successfully additional supply agreements for the Unifill syringe with Sanofi and/or other pharmaceutical companies and to begin supplying substantial quantities of the product under such agreements. We cannot assure you if or when we will be able to enter into any additional supply agreements for the Unifill syringe or what the terms of any such agreements will be. If we are unable to secure additional supply agreements for the Unifill syringe in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

We have recently devoted significant attention and resources towards the development of other injectable drug delivery systems. We cannot give any assurance that we will be able to complete the development and successfully commercialize these systems.

A significant element of our strategy focuses on developing a broad portfolio of injectable drug delivery systems that deliver greater benefits to pharmaceutical companies, healthcare workers and patients. These new injectable drug delivery systems are a response to changes in drug technologies, industry standards and the emerging needs of pharmaceutical companies. Other device companies, and pharmaceutical companies, are also attempting to develop alternative therapies or drug administration systems such as needle-free or intradermal injection technology for the treatment or prevention of various diseases. Our success will depend on developing and commercializing new injectable drug delivery systems in order to meet the changing conditions of the marketplace. The development of these injectable drug delivery systems requires significant research and development, clinical evaluations, regulatory approvals and expenditures of capital. The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and secure customer orders for these products. In addition, patents obtained by others can preclude or delay our commercialization of a product. There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive.

We do not expect to be profitable unless, and until, we achieve commercial scale production and sales of the Unifill syringe and/or generate revenues from other propriety devices.

We have incurred, and will continue to incur, significant R&D expenses related to the development and expansion of our proprietary portfolio of injectable drug delivery systems. We will also incur general and administrative expenses related to increasing our manufacturing operations, expanding our sales and marketing capabilities, seeking regulatory approvals, and complying with the requirements related to being a public company in both the United States and Australia. We will not be profitable until we are successful in achieving commercial scale production and sales of the Unifill syringe and/or are generating revenues from other proprietary devices such as clinical development programs, industrialization programs, commercial supply contracts, or exclusivity or royalty fees.

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

We have rapidly expanded our operations, including our research and development, product development, regulatory, manufacturing, sales, marketing and administrative functions. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth and to develop and commercialize our products will require continued investment in procedures and systems relating to operational, financial and quality control processes, and continue to expand, train and manage our employee base. In addition, we will need to manage relationships with various manufacturers, suppliers, customers and other organizations. Our failure to accomplish any of these tasks could materially harm our business.

We will continue to incur significant costs as a result of being a public company in both the United States and Australia.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Being a public reporting company in the United States entails significant expense, including costs required for us to comply with the Sarbanes-Oxley Act of 2002. In addition, because our shares of common stock are also listed on the Australian Securities Exchange (“ASX”) in the form of CDIs, we are also required to file financial information and make certain other filings with the ASX. Our status as a reporting company in both the United States and Australia makes some activities more time-consuming and costly and causes us to incur legal, accounting and other expenses that are higher than those that are typically incurred by companies that are subject to reporting requirements in only one jurisdiction.

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

Some companies we may utilize for the supply of components for the Unifill syringe also develop and market their own safety products which can be attached onto standard prefilled syringes. These companies may elect to cease supply relationships with us in the future for competitive reasons. This may disrupt our supply chain, cause difficulties in the qualification of new sources of supply and impair our ability to supply customer orders. Such events may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

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

We are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

The design, development, manufacturing, marketing and labeling of our products are subject to extensive regulation by governmental authorities in the United States, Europe and other countries, including the FDA. Our products must receive clearance or approval from the FDA or its non-U.S. counterparts before they can be marketed or sold. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. Our business may be adversely affected by changes in the regulation of drug products and medical devices.

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

Before a new medical device, or a significant change involving a new use of or claim for an existing medical device, can be distributed commercially in the United States, it must receive either 510(k) clearance or premarket approval from the FDA, unless an exemption exists. Either process can be expensive and lengthy. We have previously received 510(k) clearances for proprietary devices by a contractor outside the United States as well as at our Pennsylvania manufacturing facility. Our Unifill syringe does not require 510(k) clearance because it will be sold to drug manufacturers for use as drug packaging. The FDA may, however, revise existing regulations or adopt additional regulations, each of which could prevent or delay 510(k) clearance or premarket approval of our new or modified devices, or could impact our ability to market our currently cleared devices. The FDA, for example, has recently announced its intention to review the 510(k) process and consider enhancements that could impact future 510(k) submissions. It has also encouraged manufacturers to consult with the FDA as to the appropriate 510(k) clearance process for any new product. Such changes could result in additional scrutiny by the FDA of 510(k) applications that we will submit for our new or modified devices and could result in delays and increased costs in obtaining FDA clearances, which could materially impact our business, financial condition and results of operations.

We also may be required to obtain either 510(k) clearance or premarket approval from the FDA for some of our new injectable drug delivery systems. Obtaining such FDA clearances could result in delays in bringing these new injectable drug delivery systems to market and could materially impact our business, financial condition and results of operations.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Our issued patents expire at various dates between 2018 and 2030. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any competitive advantage or adequate protection. In particular, the injectable drug delivery systems which we are developing and for which we have filed patent applications are relatively new inventions, and we cannot be sure that we will be able to obtain patents on these inventions. Our issued and future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of terms of patent protection we may have for our products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

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

As of June 30, 2012, we had $12.7 million of goodwill on our balance sheet, which represented 15% of our total assets. We recorded this goodwill primarily from our historical acquisition activities. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Any material impairment of our goodwill would likely have a material adverse impact on our results of operations.

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

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Alan Shortall, our Chief Executive Officer, and Dr. Ramin Mojdeh, our Chief Operating Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Shortall and Dr. Mojdeh, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

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

The price of our shares of common stock may be volatile, which means that it could decline substantially within a short period of time. The trading price of the shares may fluctuate, and investors may experience a decrease in the value of the shares that they hold, sometimes regardless of our operating performance or prospects. The trading price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning our business and that of our competitors including in particular, the progress of our commercial sales for the Unifill syringe and the development programs for the other injectable drug delivery systems;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales of our current or pipeline products;

•	quarterly variations in operating results;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events or general market conditions.

If there are substantial sales of our shares of common stock, our share price could decline.

As of September 5, 2012, we had 81,856,079 shares of common stock outstanding. All of those shares of common stock other than 7,894,391 shares held by our affiliates are freely tradable under the Securities Act. Shares held by our affiliates are eligible for resale pursuant to Rule 144. As of June 30, 2012, approximately 35% of our common stock outstanding was held by U.S. institutions. Of the 79 registered institutional holders at that time, seven had disclosed holdings of between one million and 5.6 million shares of common stock each. We also had a declared short interest in our common stock of 9.7 million shares as of July 31, 2012. If our stockholders sell a large number of shares of common stock, or the short interest position increases significantly, the market may perceive that our stockholders might sell a large number of shares, which could cause the price of our common stock to decline significantly.

In addition, as of September 5, 2012, 12,962,592 shares of our common stock are subject to outstanding stock options and warrants. We have registered the shares issuable upon the exercise of options granted under our 2009 Stock Incentive Plan. In addition, we have effective registration statements covering the resale of shares of our common stock that are issuable upon the exercise of our remaining options and warrants. If these options and warrants are exercised and the holders choose to sell their shares, such sales could have an adverse effect on the market price of our common stock.

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

We also have a lease for office space in Radnor, Pennsylvania to support our research and development activities.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on the Nasdaq Global Market:

Period	High	Low
Fiscal Year 2012:
First Quarter	5.25	3.37
Second Quarter	5.30	2.95
Third Quarter	4.23	3.24
Fourth Quarter	4.85	3.38
Fiscal Year 2011:
First Quarter	6.30	4.61
Second Quarter	6.25	5.24
Third Quarter	5.89	4.15
Fourth Quarter	5.86	4.24

Holders

As of September 5, 2012, we had 81,856,079 shares of common stock outstanding, and there were 263 holders of record of our common stock, including CHESS Depositary Nominees which held shares of our common stock on behalf of 7,945 CDI holders. The closing sales price for our common stock on September 5, 2012 was $3.17 as reported by the Nasdaq Global Market.

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

Performance Graph

The performance graph shown below compares the change in cumulative total shareholder return on shares of common stock with the Nasdaq Stock Market Index (US) and the Nasdaq Health Care Index (US) from February 16, 2010, our first day of trading on the Nasdaq Global Market, through our fiscal year ended June 30, 2012. The graph sets the beginning value of shares of common stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of common stock.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data as of and for each of the years in the five year period ended June 30, 2012. The statements of operations data for the years ended June 30, 2012, 2011 and 2010 and the balance sheet data as of June 30, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All such data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The statements of operations data for the years ended June 30, 2009 and 2008 and the balance sheet data as of June 30, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except share data)
Statements of Operations Data:
Revenues(a)	$5,519	$6,650	$11,422	$19,976	$3,500
Net loss	(52,302)	(40,682)	(29,748)	(517)	(8,537)
Basic and diluted loss per share	(0.78)	(0.70)	(0.64)	(0.02)	(0.26)
Balance Sheet Data:
Total assets	$82,308	$89,478	$64,817	$32,212	$18,499
Long-term debt, including current portion	28,765	22,687	2,741	3,133	7,209

(a)	Includes $4.1 million, $3.9 million, $8.9 million and $16.1 million in connection with our exclusive licensing agreement and our industrialization agreement with Sanofi in the years ended June 30, 2012, 2011, 2010 and 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a U.S. based developer and commercial supplier of injectable drug delivery systems. We build long-term collaborations with pharmaceutical and biotechnology companies seeking to utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. Our proprietary devices are designed for supply to pharmaceutical companies in a format where they can be integrated into the filling and packaging processes utilized for a target injectable drug or vaccine. Pharmaceutical companies are responsible for the final shipment of the drug-device combination product to healthcare workers or patients for safe, intuitive and convenient administration.

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

Recent Developments

In July 2012, we issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering. We intend to use the net proceeds from the public offering to fund the continued development and supply of our diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of our reporting unit exceeds its estimated fair value. Estimated fair value of our reporting unit is determined utilizing the value implied by our year end quoted stock price. We did not record any goodwill impairments during fiscal 2012, 2011 or 2010.

We have one reporting unit. The reporting unit includes our product lines, the base technology for which we obtained as part of our November 2002 acquisition of Unitract Syringe Pty Limited and the manufacturing capability which we obtained in our January 2007 acquisition of Integrated BioSciences, Inc.

In estimating the reporting unit’s fair value for purposes of our fiscal 2012 impairment assessment, management compared the carrying value of our reporting unit to our market capitalization as of June 30, 2012, which is our annual impairment testing date. Our market capitalization of $256.3 million, based on the quoted stock price on the Nasdaq was in excess of our stockholders’ equity of $43.7 million. Management also considered that market capitalization through early September 2012 continued to be in excess of the carrying value.

Share-Based Compensation

We grant equity awards to our employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. We expense the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter end based on the then fair value of the award through the vesting date of the award. We estimate the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on the Monte Carlo option-pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility.

Revenue Recognition

We recognize revenue from industrialization and development fees, licensing fees and products sales.

We recognize up front, non-refundable licensing fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized upon achievement of the ‘at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of projects, such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and we have no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

We recognize revenue from sales of products at the time of shipment and when title passes to the customer.

Results of Operations

The following table summarizes our results of operations for the fiscal years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
	2012	2011	2010
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$2,820	$1,350	$6,318
Licensing fees	2,638	2,527	2,566
Product sales and other	61	2,773	2,538

Total revenues	5,519	6,650	11,422
Cost of product sales	584	2,597	2,471

Gross profit	4,935	4,053	8,951

Operating expenses:
Research and development	23,137	9,631	10,934
Selling, general and administrative	27,685	31,571	26,257
Depreciation and amortization	4,582	4,009	2,314

Total operating expenses	55,404	45,211	39,505

Operating loss	(50,469)	(41,158)	(30,554)
Interest expense	2,120	511	125
Interest income	(124)	(399)	(1,066)
Other (income) expense, net	(163)	(588)	135

Net loss	$(52,302)	$(40,682)	$(29,748)

Loss per share:
Basic and diluted loss per share	$(0.78)	$(0.70)	$(0.64)

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. Revenues decreased by $1.1 million or 17%. During both fiscal 2012 and 2011, we recognized $1.4 million related to the achievement of one milestone under our industrialization agreement with Sanofi. The milestone met during fiscal 2012 was the last remaining milestone under the agreement. During fiscal 2012, we also recognized $1.4 million related to the clinical development and supply of a novel drug device for targeted organ delivery. Revenues from our exclusive licensing agreement with Sanofi increased from $2.5 million to $2.6 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.1 million increase resulted from fluctuations in foreign currency translation rates. Revenues from product sales decreased by $2.7 million, as we ceased our contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and our portfolio of injectable drug delivery devices.

Cost of product sales. Cost of product sales decreased by $2.0 million or 78%, primarily as a result of the associated decrease in our contract manufacturing revenue.

Research and development expenses. Research and development expenses increased by $13.5 million due to additional payroll costs and expenditures related to the development of our portfolio of injectable drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.9 million or 12%. During fiscal 2012, we recorded $7.1 million of share-based compensation expense, a decrease of $1.9 million compared to fiscal 2011. Additionally, during fiscal 2012 our non-research and development payroll expenses and recruitment fees declined $1.9 million, primarily as a result of amounts incurred to recruit and relocate certain members of our management team during fiscal 2011, which did not occur during fiscal 2012. Finally, during fiscal 2011, we incurred expenses of $0.3 million in connection with the relocation to our current headquarters and manufacturing facility.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.6 million or 14%, primarily as a result of the completion of construction of our current headquarters and manufacturing facility, as well as equipment placed into service during fiscal 2012.

Interest expense. Interest expense increased by $1.6 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011. Additionally, interest on our debt financing obtained for our current headquarters and manufacturing facility was capitalized during construction through December 2010, while recorded as expense during fiscal 2012.

Interest income. Interest income decreased by $0.3 million, primarily as a result of fluctuations in interest rates.

Other income. Other income decreased $0.4 million, primarily as a result of fiscal 2011 including the receipt of a $0.5 million opportunity grant from the Commonwealth of Pennsylvania.

Net loss and loss per share. Net loss during fiscal 2012 and 2011 was $52.3 million and $40.7 million, respectively. Basic and diluted loss per share was $0.78 and $0.70, respectively, on weighted average shares outstanding of 67,449,286 and 57,891,024, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our December 2010 and November 2011 equity financings.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Revenues decreased by $4.8 million or 42%. Revenues from our industrialization agreement with Sanofi decreased from $6.3 million to $1.4 million due to the achievement of a majority of the related milestones during fiscal 2010. As of June 30, 2011, there was one remaining milestone payment to be recognized which was dependent upon the production of commercially viable units of our Unifill syringe. This remaining milestone was achieved during July 2011 and we received the related €1.0 million during September 2011. Revenues from our exclusive licensing agreement with Sanofi decreased from $2.6 million to $2.5 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, the $0.1 million decrease resulted from fluctuations in foreign currency translation rates. Revenues from product sales of our contract manufacturing business increased from $2.5 million to $2.8 million, primarily as a result of increased sales to one of our most significant contract manufacturing customers during the first and second quarters of fiscal 2011. We discontinued contract manufacturing activities in December 2010 in order to focus our efforts on the Unifill syringe and our additional drug delivery devices.

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

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.7 million or 73% which was attributable to $4.0 million of machinery placed into service during October 2009 relating to our 1mL syringe and the completion of construction of our current headquarters and manufacturing facility. Included in this amount is a $0.5 million loss on the disposal of certain pieces of equipment during fiscal 2011.

Interest expense. Interest expense increased by $0.4 million, primarily as a result of interest related to our $18.0 million in debt financing obtained in October 2010 for the construction of our current headquarters and manufacturing facility.

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

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of June 30, 2012, cash and cash equivalents were $11.4 million, restricted cash was $2.4 million and our long-term debt was $28.8 million. As of June 30, 2011, cash and cash equivalents were $17.9 million, restricted cash was $2.4 million and our long-term debt was $22.7 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

During August 2011, we entered into an equipment lease which provided for up to $10.0 million of external financing.

During November 2011, we raised $33.8 million, net of issuance costs, through the issuance of 8,250,000 shares of common stock through an underwritten registered public offering.

During July 2012, we raised $18.8 million, net of issuance costs, through the issuance of 6,154,000 shares of common stock through an underwritten registered public offering.

We have incurred recurring losses from operations during the year ended June 30, 2012 and anticipate incurring additional losses until such time that we can generate sufficient sales of our proprietary range of injectable drug delivery systems. We estimate that our cash and cash equivalents as of June 30, 2012, together with the net proceeds from the July 2012 public offering are sufficient to sustain planned operations through the third quarter of fiscal 2013.

The following table summarizes our cash flows during the fiscal years ended June 30, 2012, 2011 and 2010:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$(43,217)	$(28,521)	$(12,390)
Investing activities	(4,000)	(30,037)	(18,132)
Financing activities	40,742	53,838	49,488

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2012 was $43.2 million compared to $28.5 million during fiscal 2011. The increase in net cash used in operations was primarily due to increased operating expenses leading to $12.2 million of higher net loss after adding back depreciation and amortization, loss on disposal of property, plant and equipment and share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2012 was $4.0 million, primarily as a result of costs incurred in connection with the purchase of machinery and equipment, compared to $30.0 million during fiscal 2011, primarily resulting from construction costs incurred in connection with our current headquarters and manufacturing facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2012 was $40.7 million compared to $53.8 million during fiscal 2011. During fiscal 2012, we received $33.8 million in connection with our public offering of common stock and $9.9 million in proceeds from the issuance of long-term debt, partially offset by principal debt payments of $4.1 million. During fiscal 2011, we received $33.4 million in connection with our issuance of common stock related to our December 2010 private placement and share purchase plan, as well as $3.2 million upon the exercise of stock options. Additionally, during fiscal 2011, we received $20.2 million in aggregate proceeds from our external financing from Metro and the Commonwealth of Pennsylvania.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2011 was $30.0 million, primarily as a result of construction costs incurred in connection with our current headquarters and manufacturing facility, as well as costs incurred in connection with the purchase of machinery and related equipment.

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

Contractual Obligations

The following table provides information regarding our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$41,566	$7,483	$6,655	$4,305	$23,123
Operating leases	699	286	411	2	—

Total contractual obligations	$42,265	$7,769	$7,066	$4,307	$23,123

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in the SEC rules.

Legal Proceedings

On September 7, 2012, the Company received a letter from counsel for a former employee of the Company alleging that the employee was wrongly terminated in retaliation for filing an anonymous complaint on the Company’s ethics hotline for which he claims he was the author. The Company is currently investigating the allegation. The former employee has not yet filed a lawsuit, but in the event the employee does bring legal action, the Company intends to defend itself vigorously.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows for assessment of qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether or it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

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

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the fair presentation of our consolidated financial statements.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of June 30, 2012. Their audit report can be found on page 36.

/s/ Alan Shortall

Alan Shortall
Chief Executive Officer

/s/ R. Richard Wieland II

R. Richard Wieland II
Executive Vice President and Chief Financial Officer

/s/ Dennis P. Pyers

Dennis P. Pyers
Vice President, Controller and Chief Accounting Officer

September 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited Unilife Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unilife Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the each of the years in the three-year period ended June 30, 2012 and our report dated September 13, 2012 expressed an unqualified opinion on those consolidated financial statements. Our report dated September 13, 2012 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania
September 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited the accompanying consolidated balance sheets of Unilife Corporation and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

September 13, 2012

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2012	2011
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$11,410	$17,910
Restricted cash	2,400	2,400
Accounts receivable	1,042	13
Inventories	212	626
Prepaid expenses and other current assets	676	381

Total current assets	15,740	21,330
Property, plant and equipment, net	52,514	54,020
Goodwill	12,734	13,265
Intangible assets, net	34	42
Other assets	1,286	821

Total assets	$82,308	$89,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,399	$2,405
Accrued expenses	2,209	2,696
Current portion of long-term debt	5,655	2,274
Deferred revenue	2,595	2,706

Total current liabilities	12,858	10,081
Long-term debt, less current portion	23,110	20,413
Deferred revenue	2,595	5,412

Total liabilities	38,563	35,906

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2012; none issued or outstanding as of June 30, 2012 and 2011	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2012; 75,849,439 and 63,924,403 shares issued, and 75,820,769 and 63,905,053 shares outstanding as of June 30, 2012 and 2011, respectively	758	639
Additional paid-in-capital	212,326	169,590
Accumulated deficit	(172,634)	(120,332)
Accumulated other comprehensive income	3,435	3,775
Treasury stock, at cost, 28,670 shares and 19,350 shares as of June 30, 2012 and 2011	(140)	(100)

Total stockholders’ equity	43,745	53,572

Total liabilities and stockholders’ equity	$82,308	$89,478

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended June 30,
	2012	2011	2010
	(In thousands, except share data)
Revenues:
Industrialization and development fees	$2,820	$1,350	$6,318
Licensing fees	2,638	2,527	2,566
Product sales and other	61	2,773	2,538

Total revenues	5,519	6,650	11,422
Cost of product sales	584	2,597	2,471

Gross profit	4,935	4,053	8,951

Operating expenses:
Research and development	23,137	9,631	10,934
Selling, general and administrative	27,685	31,571	26,257
Depreciation and amortization	4,582	4,009	2,314

Total operating expenses	55,404	45,211	39,505

Operating loss	(50,469)	(41,158)	(30,554)
Interest expense	2,120	511	125
Interest income	(124)	(399)	(1,066)
Other (income) expense, net	(163)	(588)	135

Net loss	$(52,302)	$(40,682)	$(29,748)

Loss per share:
Basic and diluted loss per share	$(0.78)	$(0.70)	$(0.64)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Additional-		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2009	36,625,802	$366	$57,987	$(49,902)	$2,860	$—	$11,311
Comprehensive loss:
Net loss	—	—	—	(29,748)	—	—	(29,748)
Foreign currency translation	—	—	—	—	(1,785)	—	(1,785)

Comprehensive loss							(31,533)
Issuance of options and warrants to purchase common stock	—	—	3,463	—	—	—	3,463
Issuance of restricted stock	1,818,000	18	2,236	—	—	—	2,254
Issuance of common stock to employees	833,333	8	4,331	—	—	—	4,339
Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	3,333,333	33	5,037	—	—	—	5,070
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	10,544,961	106	47,011	—	—	—	47,117
Issuance of common stock upon exercise of stock options	1,606,419	17	2,332	—	—	—	2,349

Balance as of June 30, 2010	54,761,848	548	122,397	(79,650)	1,075	—	44,370
Comprehensive loss:
Net loss	—	—	—	(40,682)	—	—	(40,682)
Foreign currency translation	—	—	—	—	2,700	—	2,700

Comprehensive loss							(37,982)
Issuance of options and warrants to purchase common stock	—	—	4,071	—	—	—	4,071
Issuance of restricted stock, net of forfeitures	420,000	4	6,442	—	—	—	6,446
Issuance of common stock to employees	23,184	—	126	—	—	—	126
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	7,048,373	70	33,361	—	—	—	33,431
Issuance of common stock upon exercise of stock options	1,670,998	17	3,193	—	—	—	3,210
Purchase of treasury stock	—	—	—	—	—	(100)	(100)

Balance as of June 30, 2011	63,924,403	639	169,590	(120,332)	3,775	(100)	53,572
Comprehensive loss:
Net loss	—	—	—	(52,302)	—	—	(52,302)
Foreign currency translation	—	—	—	—	(340)	—	(340)

Comprehensive loss							(52,642)
Issuance of options to purchase common stock	—	—	2,406	—	—	—	2,406
Issuance of restricted stock, net of forfeitures	2,790,665	28	4,675	—	—	—	4,703
Issuance of common stock to directors	180,000	2	657	—	—	—	659
Issuance of common stock to employees	36,462	—	118	—	—	—	118
Issuance of common stock from public offering, net of issuance costs	8,250,000	83	33,681	—	—	—	33,764
Issuance of common stock upon exercise of stock options	667,909	6	1,199	—	—	—	1,205
Purchase of treasury stock	—	—	—	—	—	(40)	(40)

Balance as of June 30, 2012	75,849,439	$758	$212,326	$(172,634)	$3,435	$(140)	$43,745

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2012	2011	2010
	(In thousands, except share data)
Cash flows from operating activities:
Net loss	$(52,302)	$(40,682)	$(29,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,582	3,482	2,314
Loss on disposal of property, plant and equipment	—	527	—
Share-based compensation expense	7,886	9,022	10,056
Changes in assets and liabilities:
Accounts receivable	(1,029)	1,739	5,852
Inventories	414	176	302
Prepaid expenses and other current assets	(295)	266	(385)
Other assets	(473)	(552)	270
Accounts payable	844	(515)	863
Accrued expenses	(206)	543	656
Deferred revenue	(2,638)	(2,527)	(2,570)

Net cash used in operating activities	(43,217)	(28,521)	(12,390)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,000)	(30,037)	(17,562)
Purchases of certificates of deposit	—	—	(9,106)
Proceeds from the redemption of certificates of deposit	—	—	8,536

Net cash used in investing activities	(4,000)	(30,037)	(18,132)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	9,885	20,190	—
Principal payments on long-term debt and capital lease agreements	(4,072)	(493)	(411)
Proceeds from the issuance of note payable	—	6,900	—
Principal payments on note payable	—	(6,900)	—
Proceeds from the issuance of common stock, net of issuance costs	33,764	33,431	47,117
Proceeds from the exercise of options to purchase common stock	1,205	3,210	2,349
Purchase of treasury stock	(40)	(100)	—
(Increase) decrease in restricted cash	—	(2,400)	433

Net cash provided by financing activities	40,742	53,838	49,488
Effect of exchange rate changes on cash	(25)	1,880	(1,843)

Net (decrease) increase in cash and cash equivalents	(6,500)	(2,840)	17,123
Cash and cash equivalents at beginning of year	17,910	20,750	3,627

Cash and cash equivalents at end of year	$11,410	$17,910	$20,750

Supplemental disclosure of cash flow information
Cash paid for interest	$2,036	$514	$135

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$12	$1,143	$5,051

Purchases of property, plant and equipment pursuant to capital lease agreements	$320	$249	$—

Issuance of common stock to former shareholders of Unitract Syringe Pty Limited	$—	$—	$5,070

Purchases of property, plant and equipment through the issuance of warrants	$—	$1,621	$—

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Unilife Corporation and subsidiaries (“the Company”) is a U.S. based developer and commercial supplier of injectable drug delivery systems. The Company builds long-term collaborations with pharmaceutical and biotechnology companies seeking to utilize its innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. The Company’s proprietary devices are designed for supply to pharmaceutical companies in a format where they can be integrated into the filling and packaging processes utilized for a target injectable drug or vaccine.

2. Liquidity

The Company has incurred recurring losses from operations in each of the years in the three-year period ended June 30, 2012 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of injectable drug delivery systems. Management estimates that cash and cash equivalents of $13.8 million as of June 30, 2012, which includes $2.4 million of restricted cash, together with the net proceeds of $18.8 million from the July 2012 public offering as noted below are sufficient to sustain planned operations through the third quarter of fiscal 2013.

The Company will need additional funding in the future to support its operations and capital expenditure requirements. Management has identified several possible funding strategies, which may or may not be available. In addition to sales of its Unitract and Unifill syringe products to pharmaceutical companies with which the Company has existing commercial relationships, the Company is also in discussions with additional pharmaceutical companies pertaining to the Unifill syringe and other pipeline products. Should the Company enter into commercial relationships relating to the industrialization, commercial supply or preferred use of a device within a particular therapeutic market, the Company may receive additional funding or revenue streams. The Company may also seek to raise additional funds through the sale of additional debt or equity securities. There can be no assurance that any such funding will be available when needed or on acceptable terms. These various factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2012, the Company issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering to fund the continued development and supply of its diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment to expand production and for working capital and other general corporate purposes.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP.”) All significant intercompany accounts and transactions have been eliminated in consolidation.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits at banks and other short-term highly liquid investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.

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

	June 30,
	2012	2011
	(In thousands)
Raw materials	$58	$387
Work in process	143	210
Finished goods	11	29

Total inventories	$212	$626

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Interest expense incurred during the construction of the new headquarters and manufacturing facility has been capitalized as one of the elements of cost and is being amortized over the useful life of the building. Interest capitalized during the year ended June 30, 2011 was $0.3 million with no such capitalized interest during the years ended June 30, 2012 or 2010.

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

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of the Company’s reporting unit exceeds its estimated fair value. Estimated fair value of the Company’s reporting unit is determined utilizing the value implied by the Company’s year-end quoted stock price. The Company performs its annual impairment test at the end of its fiscal year. There were no impairments recorded on goodwill during the years ended June 30, 2012, 2011 or 2010.

Definite-lived intangible assets include patents which are amortized on a straight-line basis over their estimated useful lives of 15 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairments recorded on intangible assets during the years ended June 30, 2012, 2011 or 2010.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

Share-Based Compensation

The Company grants equity awards to its employees, directors and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on the Monte Carlo option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. See Note 4 for additional information regarding share-based compensation.

Foreign Currency Translation

The Australian dollar is the functional currency for the Company’s Australian operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange existing at the end of the period. Revenues and expenses are translated at the average exchange rates during the applicable period. Adjustments resulting from these translations are recorded in accumulated other comprehensive income within the Company’s consolidated balance sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in other (income) expense within the Company’s consolidated statements of operations and aggregated less than $0.1 million, $0.1 million and $0.1 million during the years ended June 30, 2012, 2011 and 2010, respectively.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss. The Company’s other comprehensive loss consists only of foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales.

The Company recognizes up front, non-refundable licensing fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized upon achievement of the “at risk” milestone events, which represents the culmination of the earnings process related to such events. Milestones include specific phases of projects such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue recognized is commensurate with the milestones achieved and the Company has no future performance obligations related to previous milestone payments as each milestone payment is non-refundable when received.

The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer who accounted for 10% or more of the Company’s revenue, were $2.5 million, during both the years ended June 30, 2011 and 2010.

Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising costs of $0.4 million, $0.6 million and $0.5 million during the years ended June 30, 2012, 2011 and 2010, respectively.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Research and Development Costs

Research and development costs, which primarily consist of salaries, benefits, contracted services, design work and prototype development are expensed as incurred.

Loss Per Share

Basic loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issued through common stock equivalents. The dilutive effect of potential common shares, consisting of non-participating restricted stock and outstanding options to purchase common stock, is calculated using the treasury stock method.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of loss per share according to the two class method if the impact is dilutive. Shares of the Company’s unvested restricted stock are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted loss per share.

Business Segments

The Company operates in one reportable segment, which includes the design, development and manufacture of injectable drug delivery systems. Revenues by geographic location based on location of customer are as follows:

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Domestic	$61	$2,773	$2,538
International	5,458	3,877	8,884

	$5,519	$6,650	$11,422

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

During the year ended June 30, 2012, the Company granted certain directors 180,000 shares of common stock that were vested upon issuance, of which 120,000 shares may not be sold or transferred until such time as the director leaves the board for any reason, including a change in control. The weighted-average grant date fair value of the shares was $3.66 per share.

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $7.9 million, $9.0 million and $10.1 million during the years ended June 30, 2012, 2011 and 2010, respectively.

As of June 30, 2012, the total compensation cost related to all non-vested awards not yet recognized is $14.6 million. This amount is expected to be recognized over a remaining weighted average period of 1.51 years.

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

In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan initially provided for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2012, and on each January 1st thereafter, through January 1, 2019, the share reserve automatically adjusts so that it equals 17.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CDIs reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of June 30, 2012 were valued at $0.44 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.7 years to 2.0 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

During the year ended June 30, 2010, the Company granted a total of 383,333 options to purchase common stock under the Plan and an additional 1,144,000 options to purchase common stock under the Stock Incentive Plan with a weighted average exercise price of $6.03 per share. A total of 834,000 of the options vest upon the Company’s common stock reaching certain minimum levels on Nasdaq, which range from $9.45 to $17.82 per share. A total of 240,000 of the options vest upon the market capitalization of the Company reaching certain minimum levels, ranging from $500.0 million to $1,500.0 million. The remaining options vest over a period of three years. The weighted average grant date fair value of the options was $2.76 per share.

During the year ended June 30, 2010, the Company granted 3,643,429 options to purchase common stock outside of both the Plan and the Stock Incentive Plan in connection with the Company’s November 2009 private placement as discussed above.

During the year ended June 30, 2011, the Company granted a total of 1,493,517 options to purchase common stock under the Stock Incentive Plan with a weighted average exercise price of $5.57 per share. A total of 660,000 options vest upon meeting certain performance targets, as defined in the agreements. The remaining options vest over a period of three years. The weighted average grant date fair value of the options was $2.78 per share.

During the year ended June 30, 2011, the Company issued warrants to purchase 375,000 shares of common stock to Keystone Redevelopment Group, LLC (“Keystone’) and warrants to purchase 225,000 shares of common stock to L2 Architecture (“L2”) outside of both the Plan and the Stock Incentive Plan. The warrants issued to Keystone were in partial consideration for managing the development of the Company’s new headquarters and manufacturing facility and the warrants issued to L2 were in partial consideration for the custom design of the facility. The warrants issued to both Keystone and L2 are exercisable at $5.30 per share vested immediately upon issuance and were valued at $2.70 per share. The aggregate fair value of the warrants of $1.6 million has been capitalized and included as a component of the cost of the building.

During the year ended June 30, 2011, the Company issued 2,268,934 options to purchase common stock outside of both the Plan and the Stock Incentive Plan in connection with the Company’s December 2010 private placement as discussed above.

The following is a summary of activity related to stock options held by employees and directors during the year ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2011	4,699,211	$4.42
Granted	1,540,000	3.87
Exercised	(299,999)	1.94
Cancelled	(361,253)	4.53

Outstanding as of June 30, 2012	5,577,959	$4.39	4.9	$3,404

Exercisable as of June 30, 2012	2,084,379	$3.21	2.2	$3,299

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the year ended June 30, 2012:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2011	8,126,609	$8.25
Exercised	(367,910)	1.71

Outstanding as of June 30, 2012	7,758,699	$8.56	1.2	$466

Exercisable as of June 30, 2012	6,758,699	$8.87	1.0	$466

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended June 30, 2012, 2011 and 2010 was $1.5 million, $6.0 million and $5.8 million respectively. Of the 4,493,580 non vested options, 1,000,000 are held by a consultant.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Company currently uses authorized and unissued shares to satisfy stock option exercises.

The weighted average fair value of stock options granted during the years ended June 30, 2012, 2011 and 2010 was $1.86, $2.65 and $3.13 per share, respectively. The weighted average fair value of $2.65 per share during the year ended June 30, 2011 does not include the weighted average fair value of the stock options granted in connection with the Company’s 2010 private placement of $1.26 per share. The weighted average fair value of $3.13 per share during the year ended June 30, 2010 does not include the weighted average fair value of the stock options granted in connection with the Company’s 2009 private placement of $2.49 per share.

The following is a summary of outstanding and exercisable stock options held by employees and directors as of June 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$0.00 — $2.10	1,416,666	$2.01	1.2	1,416,666	$2.01	1.2
$2.11 — $5.00	1,826,667	3.87	8.8	139,167	3.07	3.3
$5.01 — $7.63	2,334,626	6.25	4.2	528,546	6.45	4.8

	5,577,959	$4.39	4.9	2,084,379	$3.21	2.2

The following is a summary of outstanding and exercisable stock options held by persons other than employees and directors as of June 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$0.00 — $2.10	167,335	$2.01	0.8	167,335	$2.01	0.8
$2.11 — $6.71	2,176,662	5.71	2.3	1,176,662	5.09	2.0
$6.72 — $12.72	5,414,702	9.91	0.8	5,414,702	9.90	0.8

	7,758,699	$8.56	1.2	6,758,699	$8.87	1.0

The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the year ended June 30, 2012, June 30, 2011, the period from January 27, 2010 to June 30, 2010 (the period subsequent to the Company’s redomiciliation) and the period from July 1, 2009 to January 26, 2010 (the period prior to the Company’s redomiciliation):

	Year Ended June 30, 2012	Year Ended June 30, 2011	Period From January 27, 2010 to June 30, 2010	Period From July 1, 2009 to January 26, 2010
Number of stock options granted	1,540,000	2,093,517	1,144,000	1,383,333
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.23%	1.96%	2.35%	4.10%
Expected volatility	55%	59%	60%	79%
Expected life (in years)	6.0	5.15	3.99	4.23

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

The Company committed to issue its Chief Executive Officer a total of 1,166,000 shares of restricted stock and 750,000 options to purchase common stock in connection with the execution of his employment agreement dated October 1, 2011. The issuance of the shares of restricted stock and options to purchase common stock were subject to the approval of shareholders, which was obtained on December 1, 2011. For accounting purposes, 273,338 shares of restricted stock were considered granted on December 1, 2011. The remaining 892,662 shares of restricted stock and 750,000 options to purchase common stock were granted January 3, 2012, when sufficient shares under the Stock Incentive Plan became available for grant. The grant date fair value of the restricted stock on December 1, 2011 was $3.93 per share and on January 3, 2012 was $3.24 per share. The grant date fair value of the options to purchase common stock was $1.69 per share.

The following is a summary of activity related to restricted stock awards during the year ended June 30, 2012:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2011	1,957,000	$6.19
Granted	2,845,415	3.99
Vested	(236,000)	5.46
Forfeited	(54,750)	4.72

Unvested as of June 30 2012	4,511,665	$4.86

Grants of Common Stock to Employees

During the year ended June 30, 2011, the Company granted 23,184 shares of common stock to certain employees. The Company recorded a charge to operations of $0.1 million related to the issuance of these shares.

During the year ended June 30, 2012, the Company granted 36,462 shares of common stock to certain employees. The Company recorded a charge to operations of $0.1 million related to the issuance of these shares.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	June 30,
	2012	2011
	(In thousands)
Building	$32,182	$31,866
Machinery and equipment	18,356	16,130
Computer software	2,544	2,457
Furniture and fixtures	374	323
Construction in progress	5,615	5,734
Land	2,036	2,036
Leasehold improvements	32	—

	61,139	58,546
Less: accumulated depreciation and amortization	(8,625)	(4,526)

Property, plant and equipment, net	$52,514	$54,020

Construction in progress as of June 30, 2012 and 2011 consisted primarily of amounts incurred in connection with machinery and equipment.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2011 and 2012 are as follows:

(In thousands)
Balance as of July 1, 2010	$10,792
Foreign currency translation	2,473

Balance as of June 30, 2011	13,265
Foreign currency translation	(531)

Balance as of June 30, 2012	$12,734

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both June 30, 2012 and 2011 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2012	2011
	(In thousands)
Accrued payroll and other employee related expenses	$1,411	$1,737
Accrued machinery and equipment costs	—	231
Accrued other	798	728

Total accrued expenses	$2,209	$2,696

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

8. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancellable operating leases. The future minimum lease payments related to the Company’s non-cancellable operating lease commitments as of June 30, 2012 were as follows:

For the Year Ending June 30,	(In thousands)
2013	$286
2014	269
2015	142
2016	2

$699

Rental expenses under operating leases during the years ended June 30, 2012, 2011 and 2010 was $0.2 million, $0.7 million and $0.6 million, respectively.

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

On September 7, 2012, the Company received a letter from counsel for a former employee of the Company alleging that the employee was wrongly terminated in retaliation for filing an anonymous complaint on the Company’s ethics hotline for which he claims he was the author. The Company is currently investigating the allegation. The former employee has not yet filed a lawsuit, but in the event the employee does bring legal action, the Company intends to defend itself vigorously.

9. Long-Term Debt

Long-term debt consists of the following:

	June 30,
	2012	2011
	(In thousands)
6.00% Mortgage loans, due December 2031	$14,033	$14,190
6.00% Mortgage loans, due October 2020	3,588	3,750
12.85% Secured lending facility, due 2013	6,420	—
4.75% Bank term loans, due January 2021 through August 2021	1,874	2,048
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,182	2,227
Other	668	472

	28,765	22,687
Less: current portion of long-term debt	5,655	2,274

Total long-term debt	$23,110	$20,413

Mortgage Loans

In October 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, (“Cross Farm”) entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro agreed to provide Cross Farm with two loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s current corporate headquarters and manufacturing facility in York, Pennsylvania.

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 5.38% and 4.75% during the years ended June 30, 2012 and 2011, respectively.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of June 30, 2012. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from June 30, 2012. Cross Farm may prepay the loan, but would incur a prepayment penalty of 2.0% if it does so before October 2013. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

Commonwealth of Pennsylvania Financing Authority Loan

In October 2009, the Company accepted a $5.45 million offer of assistance from the Commonwealth of Pennsylvania which included up to $2.25 million in financing for land and the construction of its current manufacturing facility. In December 2010, Cross Farm received the $2.25 million loan which bears interest at a rate of 5.00% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, which holds the first and second mortgages on the facility.

As of June 30, 2012, aggregate maturities of long-term obligations are as follows:

For the Year Ending June 30,	(In thousands)
2013	$5,655
2014	3,169
2015	1,125
2016	1,099
2017	1,140
Thereafter	16,577

$28,765

10. Loss Per Share

The Company’s net loss per share is as follows:

	Year Ended June 30,
	2012	2011	2010
	(In thousands, except share and per share data)
Numerator
Net loss	$(52,302)	$(40,682)	$(29,748)
Denominator
Weighted average number of shares used to compute basic loss per share	67,449,286	57,891,024	46,837,066
Effect of dilutive options to purchase common stock	—	—	—

Weighted average number of shares used to compute diluted loss per share	67,449,286	57,891,024	46,837,066

Basic and diluted loss per share	$(0.78)	$(0.70)	$(0.64)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 2,715,897, 1,959,288 and 489,178 were excluded from the calculation of basic and diluted loss per share during the years ended June 30, 2012, 2011 and 2010, respectively.

In addition, stock options (non-participating securities) totaling 10,145,641, 8,998,164, and 8,234,060 during the years ended June 30, 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the years ended June 30, 2012, 2011 and 2010, these shares would have had an effect of 1,100,720, 1,861,935, and 2,316,360 diluted shares, respectively, for purposes of calculating diluted loss per share.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

11. Income Taxes

For the years ended June 30, 2012, 2011 and 2010, income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2012	2011	2010
	(In thousands)
Domestic	$(56,873)	$(41,529)	$(26,773)
International	4,571	847	(2,975)

	$(52,302)	$(40,682)	$(29,748)

Tax Rate Reconciliation

Income tax expense (benefit) is as follows:

	Year Ended June 30,
	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(In thousands)
U.S. Federal	$—	$(19,065)	$(19,065)	$—	$(13,907)	$(13,907)	$—	$(8,692)	$(8,692)
State	—	(5,602)	(5,602)	—	(4,086)	(4,086)	—	(2,554)	(2,554)
International	—	586	586	—	279	279	—	553	553
Changes in valuation allowance	—	24,081	24,081	—	17,714	17,714	—	10,693	10,693

Income tax provision	$—	$—	$—	$—	$—	$—	$—	$—	$—

Income tax expense (benefit) was $0 for the years ended June 30, 2012, 2011 and 2010 and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended June 30,
	2012	2011	2010
Tax at U.S. statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(10)%	(10)%	(9)%
Non-deductible and non-taxable items	1%	1%	7%
Change in valuation allowance	44%	44%	37%

	0%	0%	0%

Significant Components of Deferred Taxes

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets (liabilities) at June 30, 2012 and 2011 are presented below:

	June 30,
	2012	2011
	(In thousands)
Net operating loss carryforwards	$54,978	$31,572
Share-based compensation expense	8,413	5,984
Deferred revenue	1,557	2,435
Depreciation differences	(5,379)	(677)
Valuation allowance	(59,569)	(39,314)

Net deferred taxes	$—	$—

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The valuation allowance for deferred tax assets as of June 30, 2012 and 2011 was $59.6 million and $39.3 million, respectively. The net change in the total valuation allowance was an increase of $20.3 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or prior to the expiration of the net operating loss carryforwards. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making the assessment as to the realizability of deferred tax assets. Based upon the level of historical taxable income and uncertainty regarding projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management does not believe it is more likely than not that the Company will realize the benefits of these net operating losses and deductible temporary differences, as of June 30, 2012 and 2011. Therefore, a full valuation allowance has been provided as of June 30, 2012 and 2011. The amount of the net deferred tax assets considered realizable; however, could change if estimates of future taxable income during the carryforward period are increased.

As of June 30, 2012, the Company had net operating loss carryforwards for U.S federal, state and Australian income tax purposes of approximately $109.9 million, $109.9 million and $22.1 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $22.1 million as of June 30, 2012 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 20% of taxable income after modifications and apportionment, or $3.0 million on state net operating losses utilized in any one year.

The Company has adopted the provisions included in ASC Subtopic 740-10. Management has evaluated the tax positions taken and has concluded that no liability for unrecognized tax benefits was required to be recorded for the years ended June 30, 2012, 2011 and 2010.

The Company files Australian, U.S. federal and state income tax returns. The Company is not subject to examination in any jurisdiction at this time. As a result of the net operating losses in prior years, the statute of limitations will remain open for a period following any utilization of net operating loss carryforwards and as such these periods remain subject to examination.

12. Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering all U.S. employees (the “Plan”). Participating employees may contribute up to 100% of their pre-tax earnings, subject to the statutory limits. Effective January 1, 2012, the Company began a discretionary match to participant contributions into the Plan. The Company contributes fifty cents for each dollar a participant contributes, with a maximum of 3% of a participants’ eligible earnings. The contributions made by the Company vest 50% upon two years of service and 100% upon three years of service. During the year ended June 30, 2012, the Company paid $0.1 million to match employee contributions. During the years ended June 30, 2011 and 2010, the Company did not match any employee contributions.

13. Business Alliances

Sanofi

The Company signed an exclusive licensing agreement and an industrialization agreement with Sanofi, a multinational pharmaceutical company, between June 2008 and July 2009. Under the terms of these agreements, Sanofi had agreed to pay the Company an aggregate of approximately $36.4 million in exclusivity fees and industrialization milestone payments for the exclusive right to negotiate the purchase of the Unifill ready-to-fill (prefilled) syringe (Unifill syringe or product).

Pursuant to the exclusive licensing agreement, Sanofi had paid the Company a €10.0 million ($13.0 million) up front non-refundable one-time fee. During the year ended June 30, 2009, the Company recognized $2.5 million of this up-front payment as revenue and deferred $10.6 million, which is being recognized on a straight-line basis over the remaining term of the agreement.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Pursuant to the industrialization agreement, Sanofi agreed to pay the Company up to €17.0 million in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. During the year ended June 30, 2012 the Company received and recognized as revenue the final €1.0 million milestone payment under the industrialization agreement.

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

14. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		June 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash equivalents — certificates of deposit	$1,003	$1,003	$1,000	$1,000

The carrying amount of the Company’s cash equivalents, which includes certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term maturities of these items. The estimated fair value of the Company’s debt approximates its carrying value based upon the rates that the Company would currently be able to receive for similar instruments of comparable maturity.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Cash equivalents — certificates of deposit (June 30, 2012)	$—	$1,003	$—	$1,003

Cash equivalents — certificates of deposit (June 30, 2011)	$—	$1,000	$—	$1,000

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

15. Related Party Transactions

The Company has an agreement with a consulting firm, of which a member of the Company’s board of directors is the principal. Under the terms of the agreement, the Company pays a commercial arm’s length fee for finance, accounting and secretarial consulting services within Australia to be performed. Amounts paid to the consulting entity during the years ending June 30, 2012, 2011 and 2010 were $0.2 million, $0.3 million and $0.4 million, respectively.

16. Quarterly Results (unaudited)

	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012
	(In thousands, except per share data)
Year Ended June 30, 2012
Revenues	$2,130	$912	$1,251	$1,226
Gross profit	2,056	896	1,233	750
Net loss	(9,705)	(12,850)	(14,886)	(14,861)
Basic and diluted loss per share	$(0.16)	$(0.19)	$(0.21)	$(0.21)

	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011
	(In thousands, except per share data)
Year Ended June 30, 2011
Revenues	$3,543	$1,762	$650	$695
Gross profit	2,368	938	200	547
Net loss	(7,246)	(10,358)	(12,533)	(10,545)
Basic and diluted loss per share	$(0.14)	$(0.19)	$(0.20)	$(0.17)

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the periods.

17. Subsequent Events

In July 2012, the Company issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering to fund the continued development and supply of its diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

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

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding directors and corporate governance is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the headings “Election of Directors” and “Information on our Board of Directors and Corporate Governance”. Information regarding directors and executive officers is set forth in Item 1 of Part I of this Report under the caption “Directors and Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the 2012 Proxy Statement under the headings of “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 is incorporated by reference to the 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information.”

ASX-Required Disclosure

Corporations Act 2001 (Cth)

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

Australian Disclosure Requirements

In addition to our primary listing on Nasdaq, our shares of common stock are also quoted in the form CHESS Depositary Interests (CDIs) on the Australian Securities Exchange (ASX) and trade under the symbol “UNS”. As part of our ASX listing, we are required to comply with various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules and is not intended to fulfill information required by this Annual Report on
Form 10-K.

Comparative Performance Graph

The performance graph shown below compares the change in cumulative total stockholder return of Unilife Corporation’s Chess Depository Interest (CDI), the ASX All Ordinaries Index and the S&P/ASX 200 Health Care Index for the five year period ended June 30, 2012. The graph sets the beginning value of shares of CDIs and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of the Company’s common stock or CDIs.

Distribution of Common Stock and CDI Holders as of September 5, 2012

	Common Stock		CDIs
		Number of
	Number of	Shares of	Number of	Number of
	Holders	Common Stock	Holders	CDIs
1 — 1,000	151	61,697	1,381	721,312
1,001 — 5,000	61	136,791	2,376	6,897,076
5,001 — 10,000	17	112,376	1,180	9,401,256
10,001 — 100,000	29	1,055,777	2,552	82,779,901
100,001 — and over	5	80,489,438	456	153,597,225

	263	81,856,079	7,945	253,396,770

The number of stockholders holding less than a marketable parcel of shares was 1,011 as of September 5, 2012.

There is no current on-market buy-back of the Company’s securities.

Twenty Largest CDI Holders as of September 5, 2012

Rank	Name	Number of CDIs Held	% of CDIs Outstanding
1.	National Nominees Limited	5,206,544	2.05
2.	Penila Investments Pty Ltd <Hornung Superannuation A/C>	3,941,912	1.56
3.	Joseph Kaal	3,532,059	1.39
4.	Admark Investments Pty Ltd <JS Pinto Super Fund A/C>	3,466,099	1.37
5.	JP Morgan Nominees Australia Limited	3,424,030	1.35
6.	Mr. Bradley Gavin Downes	3,034,169	1.20
7.	Torsby Pty Ltd <Bosnjak Family S/F A/C>	2,746,230	1.08
8.	Thorley Management Pty Ltd <Thorley Investment A/C>	2,270,897	0.90
9.	Omah Nominees Pty Ltd <The PJH A/C>	2,017,645	0.80
10.	Mr. Peter Marcus Barr + Mrs Kay Ellen Barr <Regnal Super Fund A/C>	1,971,000	0.78
11.	RBC Investor Services Australia Nominees Pty Limited <GSAM A/C>	1,950,734	0.77
12.	JP Morgan Nominees Australia Limited <Cash Income A/C>	1,873,475	0.74
13.	Mr. Dennis John Banks <The Banks Family A/C>	1,714,571	0.68
14.	UBS Nominees Pty Ltd	1,668,414	0.66
15.	J & N Kaal Pty Ltd <Kaal Superfund A/C>	1,585,365	0.63
16.	Mr. Alan Shortall	1,420,560	0.56
17.	Mr. Dennis Banks + Mrs. Janine Banks <Banks Super Fund A/C>	1,413,034	0.56
18.	Hertogs Investments Pty Limited	1,400,000	0.55
19.	KAS Investments & Development Pty Ltd <KAS Investments S/F A/C>	1,208,740	0.48
20.	Citicorp Nominees Pty Limited	1,172,881	0.46

Total		47,018,359	18.57

General Information

The name of the Company Secretary is Mr. J. Christopher Naftzger.

The complete mailing address, including zip code, of our principal executive offices is 250 Cross Farm Lane, York, Pennsylvania 17406.

The address of the principal registered office in Australia is 1 Chifley Square, Sydney NSW 2000 and our telephone number there is +61 2 8346 6500. The ASX Liaison Officer is Mr. Jeff Carter.

Registers of securities are held at Computershare Investor Services Pty Limited, Level 2, 45 St Georges Terrace Perth WA 6000 Australia, Investor Enquiries +61 8 9323 2000 (within Australia) +61 3 9415 4677 (outside Australia).

Voting Rights

Unilife’s by-laws provide that each stockholder has one vote for every share of common stock entitled to vote held of record by such stockholder and a proportionate vote for each fractional share of stock entitled to vote so held, unless otherwise provided by Delaware General Corporation Law or in the certificate of incorporation. Holders of restricted stock awards have the same voting rights as holders of shares of common stock.

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

(c) converting their CDIs into a holding of Unilife shares prior to the record date for the meeting and voting these at the meeting (however, if thereafter the former CDI holder wishes to sell their investment on ASX, it would be necessary to convert Unilife Shares back to CDIs).

As holders of CDIs will not appear on Unilife’s share register as the legal holders of Unilife Shares, they will not be entitled to vote at a Unilife stockholder meetings unless one of the above steps is undertaken.

CDI Voting Instruction Forms and details of these alternatives will be included in each notice of meeting sent to CDI holders by Unilife.

Holders of options and phantom stock units are not entitled to vote.

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

Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives

Information regarding executive compensation required by Item 11 of Form 10-K, including a discussion in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities, will be contained in the 2012 Proxy Statement under the caption “Executive Compensation,” and is incorporated by reference.

Recommendation 1.3 — Disclosure of information under Principle 1 of the ASX Governance Recommendations

Reporting Requirement

The Company fully complied with Recommendation 1.1 to 1.3 during the fiscal year ended June 30, 2012.

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

Reporting Requirement

The Company fully complied with Recommendation 2.1 to 2.4 during the fiscal year ended June 30, 2012.

Recommendation 2.5 — Disclose the process for evaluating the performance of the Board, its committees and individual directors

Reporting Requirement

In connection with its upcoming 2012 Proxy Statement, the Corporate Governance & Nominating Committee has undertaken a formal review of the performance of the Board, its committees and individual directors, which will be completed prior to the nomination of the slate of the board of directors for the upcoming proxy.

Recommendation 2.6 — Disclosure of information under Principle 2 of the ASX Governance Recommendations

Reporting Requirement

Information regarding our directors, including biographical information and share ownership information required by Items 10 and 12 of Form 10-K will be included in the 2012 Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

Principle 3 — Promote ethical and responsible decision-making

Recommendation 3.1 — Establish a Code of Conduct and disclose it.

The Company has adopted a Code of Business Conduct and Ethics which is available on the corporate governance section of the Company’s website.

Recommendation 3.2 — Establish a policy concerning diversity and disclose it. The policy should include requirements for the Board to establish measurable objectives for achieving gender diversity and for the Board to assess annually both the objectives and progress in achieving them.

The Board of Directors has adopted a Diversity Policy which includes the responsibility to establish appropriate and measurable diversity objectives and for the Board to assess regularly the overall effectiveness of the objectives and annually review the progress in achieving the diversity objectives.

Recommendation 3.3 — Disclosure of measurable objectives for achieving gender diversity set by the Board in accordance with the Diversity Policy and progress towards achieving them.

During the year ended June 30, 2012, the Board of Directors adopted a Diversity Policy. Diversity at Unilife signifies not only a blend of races, genders, ages, ethnicities, religions, cultural backgrounds, languages, social backgrounds and military service but also a range of experiences, perspectives, skill sets, capabilities and thought. The Board, with the assistance of the Nominating and Governance Committee and management, intends to use 2012 data as a baseline to establish and measure diversity objectives for 2013 and beyond.

Recommendation 3.4 — Disclosure of the proportion of women employees in the whole organization, women in senior executive positions and women on the Board

Unilife is committed to driving diversity across all levels of the Company. As of June 30, 2012, women represented approximately 37% (47 of 127) of the total employee base, 18% (3 of 17) of the executive management and 14% (1 out of 7) of the Board of Directors.

Recommendation 3.5 — Disclosure of information under Principle 3 of the ASX Governance Recommendations

Reporting Requirement

The Company fully complied with Recommendation 3.1 to 3.5 during the fiscal year ended June 30, 2012.

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

Reporting Requirement

The Company fully complied with Recommendation 4.1 to 4.3 during the fiscal year ended June 30, 2012.

Recommendation 4.4 — Disclosure of information under Principle 4 of the ASX Governance Recommendations

Reporting Requirement

Information regarding the skills, experience and expertise of directors, including audit committee members in accordance with U.S disclosure requirements, will be included in the 2012 Proxy Statement.

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

Reporting Requirement

The Company fully complied with Recommendation 5.1 and 5.2 during the fiscal year ended June 30, 2012.

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

Reporting requirement

Save as set out above, the Company fully complied with Recommendation 6.1 and 6.2 for the fiscal year ended June 30, 2012.

Principle 7 — Recognize and manage risk

Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it

The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during the fiscal year ended June 30, 2012 included liquidity or funding risk and operational risks associated with the finalization of the Company’s industrialization of its Unifill syringe.

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

Reporting requirement

The Company fully complied with Recommendation 7.1 for the fiscal year ended June 30, 2012.

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

The Company fully complied with Recommendation 7.2 for the fiscal year ended June 30, 2012.

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

For the reasons stated above, the Company has complied with Recommendation 7.3 for the fiscal year ended June 30, 2012.

Recommendation 7.4 — Disclosure of information under Principle 7 of the ASX Governance Recommendations

Reporting requirement

Except as disclosed above, the Company believes that the aforementioned reporting meets, or exceeds, the requirements of Recommendation 7.2 to 7.4 for the fiscal year ended June 30, 2012.

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

Recommendation 8.3 — Disclosure of information under Principle 8 of the ASX Governance Recommendations

With the exception noted above, the Company complied with the Recommendation 8.1 to 8.3 during the year ended June 30, 2012.

This report is made in accordance with a resolution of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the 2012 Proxy Statement under the headings “Information on our Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to the 2012 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

2.1	Amended and Restated Merger Implementation Agreement dated as of September 1, 2009 between Unilife Medical Solutions Limited and Unilife Corporation		10	2.1	February 11, 2010

2.2	Share Purchase Agreement among Unilife Medical Solutions Limited, Edward Paukovits, Jr., Keith Bocchicchio, and Daniel Adlon dated as of October 25, 2006 and amended as of September 26, 2007		10	2.2	January 6, 2010

3.1	Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009

3.2	Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010

4.1	Form of Common Stock Certificate		10	4.1	November 12, 2009

10.1	Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.1	November 12, 2009

10.2*	First Amendment dated as of June 29, 2009 to Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.2	November 12, 2009

10.3*	Industrialization Agreement dated as of June 30, 2009 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.3	February 6, 2010

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.4	Business Lease, dated as of August 17, 2005, between Integrated BioSciences, Inc. and AMC Delancey Heartland Partners, L.P.		10	10.4	November 12, 2009

10.5	Agreement dated as of September 15, 2003 between Integrated BioSciences, Inc. and B. Braun Medical, Inc. and amendments thereto		10	10.5	February 1, 2010

10.6	Promissory Note, dated as of December 30, 2005 between Integrated BioSciences, Inc. and Commerce Bank		10	10.6	November 12, 2009

10.7	Promissory Note, dated as of August 25, 2006 between Integrated BioSciences, Inc. and Commerce Bank		10	10.7	November 12, 2009

10.8	Employment Agreement, dated as of October 26, 2008 between Unilife Medical Solutions Limited and Alan Shortall		10	10.8	November 12, 2009

10.9	Employment Agreement, dated as of February 15, 2005 between Unilife Medical Solutions Limited and Jeff Carter		10	10.9	November 12, 2009

10.10	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Daniel Calvert		10	10.10	November 12, 2009

10.11	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Bernhard Opitz		10	10.11	November 12, 2009

10.12	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Mark Iampietro		10	10.12	November 12, 2009

10.13	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Stephen Allan		10	10.13	November 12, 2009

10.14	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Eugene Shortall		10	10.14	November 12, 2009

10.15	Consulting Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009

10.16	Deed of Mutual Release, dated January 12, 2009 between Unilife Medical Solutions Limited and Jeff Carter		10	10.16	November 12, 2009

10.17	Unilife Corporation Employee Stock Option Plan		10	10.17	November 12, 2009

10.18	Unilife Corporation 2009 Stock Incentive Plan		10	10.18	November 12, 2009

10.19	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009

10.20	Agreement dated November 12, 2009 between Unilife Medical Solutions, Inc. and Mikron Assembly Technology		10	10.20	February 10, 2010

10.21	Purchase and Mutual Indemnification Agreement dated November 16, 2009 between Unilife Cross Farm LLC and Greenspring Partners, LP		10	10.21	January 6, 2010

10.22	Offer of assistance dated October 16, 2009 from the Commonwealth of Pennsylvania to Unilife Medical Solutions and acceptance of the offer		10	10.22	January 6, 2010

10.23	Agreement Between Unilife Cross Farm LLC and L2 Architecture dated as of December 29, 2009, as amended		10	10.23	January 6, 2010

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.24	Agreement between Unilife Cross Farm LLC and HSC Builders & Construction Managers dated as of December 14, 2009, as amended		10	10.24	January 6, 2010

10.25	Development Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Keystone Redevelopment Group LLC		10	10.25	February 1, 2010

10.26	Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10	10.26	January 6, 2010

10.27	Form of Share Purchase Agreement between Unilife Medical Solutions Limited and each of the US investors in the October and November 2009 private placement		10	10.27	January 6, 2010

10.28	Form of Subscription Agreement between Unilife Medical Solutions Limited and each of the Australian investors in the October and November 2009 private placement		10	10.28	January 6, 2010

10.29	2009 Share Purchase Plan Terms and Conditions		10	10.29	January 6, 2010

10.30	Offer Letter dated November 12, 2008 from Unilife Medical Solutions Limited to Daniel Calvert		10	10.30	February 1, 2010

10.31	Offer Letter dated November 20, 2008 from the Coelyn Group, on behalf of Unilife Medical Solutions Limited to Bernhard Opitz		10	10.31	February 1, 2010

10.32	Consulting Agreement between Unilife Medical Solutions Limited and Medical Middle East Limited		10	10.32	February 1, 2010

10.33	Option Deed, dated January 21, 2010 between Unilife Medical Solutions Limited and Edward Fine		10	10.33	February 1, 2010

10.34	Deed of Settlement and Release dated October 26, 2008 among Unilife Medical Solutions Limited and Craig Thorley, Joseph Kaal, Alan Shortall and Roger Williamson and notification related thereto dated October 27, 2009		10	10.34	February 10, 2010

10.35	Deed of Confirmation of Intellectual Property Rights and Confidentiality among Unilife Medical Solutions Limited, Unitract Syringe Pty Limited, Craig Thorley and Joseph Kaal		10	10.35	February 10, 2010

10.36	Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan between Unilife Corporation and Alan Shortall		10	10.36	February 1, 2010

10.37	Form of Unilife Corporation Nonstatutory Stock Option Agreement between Unilife Corporation and Alan Shortall		10	10.37	February 1, 2010

10.38	Membership Interest Purchase Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Cross Farm, LLC.		10	10.38	February 1, 2010

10.39	Letter Agreement dated January 29, 2010 between sanofi-aventis and Unilife Medical Solutions.		10	10.39	February 1, 2010

10.40	Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan		10-Q	10.1	March 24, 2010

10.41	Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010

10.42*	Letter Agreement dated February 25, 2010 between sanofi-aventis and Unilife Medical Solutions Limited		10-Q	10.1	May 17, 2010

10.43	Employment Agreement, dated as of June 8, 2010 between Unilife Corporation and R Richard Wieland		8-K	10.1	June 14, 2010

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.44	Separation Agreement and General Release, dated as of June 28, 2010 between Unilife Corporation and Daniel Calvert		8-K	10.1	July 2, 2010

10.45	Employment Agreement, dated as of July 6, 2010 between Unilife Corporation and J. Christopher Naftzger		10-K	10.45	September 28, 2010

10.46	Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers		10-K	10.46	September 28, 2010

10.47	Non-revolving Credit Agreement dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.		10-K	10.47	September 28, 2010

10.48	Non-revolving Promissory Note dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.		10-K	10.48	September 28, 2010

10.49	Surety dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.		10-K	10.49	September 28, 2010

10.50	Security and Control Agreement Regarding Reserve Account dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.		10-K	10.50	September 28, 2010

10.51	Loan Agreement between Metro Bank and Unilife Cross Farm LLC dated as of October 20, 2010		8-K	10.1	October 26, 2010

10.52	Term Note in the principal amount of $14,250,000 dated as of October 20, 2010		8-K	10.2	October 26, 2010

10.53	Term Note in the principal amount of $3,750,000 dated as of October 20, 2010		8-K	10.3	October 26, 2010

10.54	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Corporation)		8-K	10.4	October 26, 2010

10.55	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Medical Solutions, Inc.)		8-K	10.5	October 26, 2010

10.56	Form of Subscription Agreement between Unilife Corporation and each investor in the December 2010 Regulation S placement		8-K	10.1	December 2, 2010

10.57	Form of Option Agreement between Unilife Corporation and each investor in the December 2010 Regulation S placement		8-K	10.2	December 2, 2010

10.58	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010

10.59	Form of Subscription Agreement (the Company entered into separate Subscription Agreements with the investors in substantially the same form set forth in Exhibit 10.1)		8-K	10.1	December 2, 2010

10.60	Form of Option Agreement (the Company entered into separate Option Agreements with the investors in substantially the same form set forth in Exhibit 10.2)		8-K	10.2	December 2, 2010

10.61	2010 Unilife Share Purchase Plan Terms and Conditions		8-K	10.1	January 6, 2011

10.62	Separation Agreement and General Release between Unilife Corporation and Bernhard Opitz		10-Q	10.5	February 14, 2011

10.63	Employment Agreement dated February 7, 2011 between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.1	February 7, 2011

Exhibit		Included	Incorporated by Reference Herein
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date

10.64	Amendment to Executive Employment Agreement, dated July 18, 2011 between Unilife Corporation and Alan D. Shortall		10-Q	10.1	November 9, 2011

10.65	Master Lease Agreement dated August 15, 2011 between Unilife Medical Solutions, Inc. and Varilease Finance, Inc.		10-Q	10.2	November 9, 2011

10.66	Guaranty to Varilease Finance, Inc. from Unilife Corporation, dated August 15, 2011		10-Q	10.3	November 9, 2011

10.67	Employment Agreement, effective October 1, 2011 between Unilife Corporation and Alan D. Shortall		10-Q	10.4	November 9, 2011

10.68	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and R. Richard Wieland		10-Q	10.5	November 9, 2011

10.69	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and J. Christopher Naftzger		10-Q	10.6	November 9, 2011

10.70	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and Mark Iampietro		10-Q	10.7	November 9, 2011

10.71	Employment Agreement, effective July 1, 2012 between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.1	June 14, 2012

12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges	X

21	List of subsidiaries of Unilife Corporation	X

23.1	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Name	Title	Date

/s/ Alan Shortall Alan Shortall	Director and Chief Executive Officer (Principal Executive Officer)	September 13, 2012

/s/ R. Richard Wieland II R. Richard Wieland	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	September 13, 2012

/s/ Dennis P. Pyers Dennis P. Pyers	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	September 13, 2012

/s/ John Lund John Lund	Director	September 13, 2012

/s/ William Galle William Galle	Director	September 13, 2012

/s/ Jeff Carter Jeff Carter	Director	September 13, 2012

/s/ Slavko James Joseph Bosnjak Slavko James Joseph Bosnjak	Chairman and Director	September 13, 2012

/s/ Mary Katherine Wold Mary Katherine Wold	Director	September 13, 2012

/s/ Marc S. Firestone Marc S. Firestone	Director	September 13, 2012