Form 10-Q
period 2012-09-30
Unilife Corp
filed 2012-11-08
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, 83,259,411 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2012	June 30, 2012
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$18,458	$11,410
Restricted cash	2,400	2,400
Accounts receivable	1,111	1,042
Inventories	207	212
Prepaid expenses and other current assets	463	676

Total current assets	22,639	15,740
Property, plant and equipment, net	51,568	52,514
Goodwill	13,002	12,734
Intangible assets, net	33	34
Other assets	1,280	1,286

Total assets	$88,522	$82,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,198	$2,399
Accrued expenses	2,231	2,209
Current portion of long-term debt	6,729	5,655
Deferred revenue	2,651	2,595

Total current liabilities	13,809	12,858
Long-term debt, less current portion	20,919	23,110
Deferred revenue	2,038	2,595

Total liabilities	36,766	38,563

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2012; none issued or outstanding as of September 30, 2012 and June 30, 2012	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2012; 81,844,749 and 75,849,439 shares issued, and 81,816,079 and 75,820,769 shares outstanding as of September 30, 2012 and June 30, 2012, respectively	818	758
Additional paid-in-capital	232,601	212,326
Accumulated deficit	(185,131)	(172,634)
Accumulated other comprehensive income	3,608	3,435
Treasury stock, at cost, 28,670 and 28,670 shares as of September 30, 2012 and June 30, 2012, respectively	(140)	(140)

Total stockholders’ equity	51,756	43,745

Total liabilities and stockholders’ equity	$88,522	$82,308

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,
	2012	2011
	(In thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$1,440
Licensing fees	663	672
Product sales and other	29	18

Total revenues	692	2,130
Cost of product sales	59	74

Gross profit	633	2,056

Operating expenses:
Research and development	4,738	4,298
Selling, general and administrative	6,577	6,183
Depreciation and amortization	1,223	993

Total operating expenses	12,538	11,474

Operating loss	(11,905)	(9,418)
Interest expense	616	283
Interest income	(24)	(30)
Other expense, net	—	34

Net loss	(12,497)	(9,705)
Other comprehensive (income) loss, net:
Foreign currency translation	(173)	588

Comprehensive loss	$(12,324)	$(10,293)

Net loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.16)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Additional- Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance as of July 1, 2012	$758	$212,326	$(172,634)	$3,435	$(140)	$43,745
Net loss	—	—	(12,497)	—	—	(12,497)
Foreign currency translation	—	—	—	173	—	173
Share-based compensation expense	(2)	1,557	—	—	—	1,555
Issuance of common stock from public offering, net of issuance costs	62	18,718	—	—	—	18,780

Balance as of September 30, 2012	$818	$232,601	$(185,131)	$3,608	$(140)	$51,756

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,497)	$(9,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	993
Share-based compensation expense	1,555	1,900
Changes in assets and liabilities:
Accounts receivable	(69)	(7)
Inventories	5	(83)
Prepaid expenses and other current assets	213	7
Other assets	3	(205)
Accounts payable	(300)	513
Accrued expenses	18	(388)
Deferred revenue	(613)	(672)

Net cash used in operating activities	(10,462)	(7,647)
Cash flows from investing activities:
Purchases of property, plant and equipment	(111)	(1,797)

Net cash used in investing activities	(111)	(1,797)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	9,087
Principal payments on long-term debt and capital lease obligations	(1,173)	(483)
Proceeds from the issuance of common stock, net of issuance costs	18,780	—
Proceeds from the exercise of options to purchase common stock	—	466
Purchase of treasury stock	—	(26)

Net cash provided by financing activities	17,607	9,044
Effect of exchange rate changes on cash	14	(127)

Net increase (decrease) in cash and cash equivalents	7,048	(527)
Cash and cash equivalents at beginning of period	11,410	17,910

Cash and cash equivalents at end of period	$18,458	$17,383

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$166	$285

Purchases of property, plant and equipment pursuant to capital lease agreements	$—	$19

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based developer and commercial supplier of injectable drug delivery systems. The Company builds long-term collaborations with pharmaceutical and biotechnology companies seeking to utilize its innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. The Company’s proprietary devices are designed for supply to pharmaceutical companies in a format where they can be integrated into the filling and packaging processes utilized for a target injectable drug or vaccine.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2012 contained in its Annual Report on Form 10-K.

References to A$ mean the lawful currency of the Commonwealth of Australia. References to € or euros are to the lawful currency of the European Union.

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2012 and the three months ended September 30, 2012 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of injectable drug delivery systems. Management estimates that cash and cash equivalents of $20.9 million as of September 30, 2012, which includes $2.4 million of restricted cash, are sufficient to sustain planned operations through the third quarter of fiscal 2013.

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

In July 2012, the Company issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering to fund the continued development and commercial supply of its diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement.

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

	September 30, 2012	June 30, 2012
	(in thousands)
Raw materials	$39	$58
Work in process	145	143
Finished goods	23	11

Total inventories	$207	$212

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

4. Equity Transactions and Share-Based Compensation

In July 2012, the Company issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering to fund the continued development and commercial supply of its diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment to expand production and for working capital and other general corporate purposes.

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $1.6 million and $1.9 million during the three months ended September 30, 2012 and 2011, respectively.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of September 30, 2012 were valued at $0.07 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.8 years to 2.1 years. The options are re-valued on a quarterly basis and marked to market until exercised.

The following is a summary of activity related to stock options held by employees and directors during the three months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2012	5,577,959	$4.41
Cancelled	(644,643)	5.08

Outstanding as of September 30, 2012	4,933,316	$4.32	4.5	$1,304

Exercisable as of September 30, 2012	2,157,831	$3.35	2.1	$1,304

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the three months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2012	7,758,699	$8.73

Outstanding as of September 30, 2012	7,758,699	$8.73	1.0	$146

Exercisable as of September 30, 2012	6,758,699	$9.05	0.8	$146

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no stock options exercised during the three months ended September 30, 2012. The total intrinsic value of stock options exercised during the three months ended September 30, 2011 was $0.7 million.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Company did not grant any stock options during the three months ended September 30, 2012. The Company used the following weighted average assumptions in calculating the fair value of options granted during the three months ended September 30, 2011:

Three Months Ended September 30, 2011
Number of stock options granted	270,000
Expected dividend yield	0%
Risk-free interest rate	1.54%
Expected volatility	57%
Expected life (in years)	6.0

The fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions, which were valued using a Monte Carlo option pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 when the Company redomiciled onto the U.S. exchange is based upon a blended rate of the historical share price of the Company’s stock on the Australian Securities Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock issued to employees and directors is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term unless a reasonable alternate term is estimated by management. The expected term of the options to purchase common stock issued to consultants is based on the contractual term of the awards.

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

The following is a summary of activity related to restricted stock awards during the three months ended September 30, 2012:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2012	4,511,665	$4.86
Vested	(54,000)	5.47
Cancelled	(158,690)	4.80

Unvested as of September 30, 2012	4,298,975	$4.85

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	September 30, 2012	June 30, 2012
	(in thousands)
Building	$32,188	$32,182
Machinery and equipment	18,538	18,356
Computer software	2,544	2,544
Furniture and fixtures	374	374
Construction in progress	5,722	5,615
Land	2,036	2,036
Leasehold Improvements	32	32

	61,434	61,139
Less: accumulated depreciation and amortization	(9,866)	(8,625)

Property, plant and equipment, net	$51,568	$52,514

Construction in progress as of September 30, 2012 and June 30, 2012 consisted primarily of amounts incurred in connection with machinery and equipment.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2012 are as follows:

(in thousands)
Balance as of July 1, 2012	$12,734
Foreign currency translation	268

Balance as of September 30, 2012	$13,002

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both September 30, 2012 and June 30, 2012 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	June 30, 2012
	(In thousands)
6.00% Mortgage loans, due December 2031	$13,972	$14,033
6.00% Mortgage loans, due October 2020	3,541	3,588
12.85% Secured lending facility, due 2013	5,536	6,420
4.75% Bank term loans, due January 2021 through August 2021	1,831	1,874
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,170	2,182
Other	598	668

	27,648	28,765
Less: current portion of long-term debt	6,729	5,655

Total long-term debt	$20,919	$23,110

Mortgage Loans

In October 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, (“Cross Farm”) entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro provided Cross Farm with two mortgage loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s current corporate headquarters and manufacturing facility in York, Pennsylvania.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 6.00% and 5.38% during the three months ended September 30, 2012 and the year ended June 30, 2012, respectively.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of September 30, 2012. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from September 30, 2012. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0%, if it does so before October 2013. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

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

8. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands, except share and per share data)
Numerator
Net loss	$(12,497)	$(9,705)
Denominator
Weighted average number of shares used to compute basic net loss per share	77,250,687	62,082,396
Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted net loss per share	77,250,687	62,082,396

Basic and diluted net loss per share	$(0.16)	$(0.16)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 4,424,146 and 1,984,935 were excluded from the calculation of basic and diluted loss per share during the three months ended September 30, 2012 and 2011, respectively.

In addition, stock options (non-participating securities) totaling 10,054,103 and 9,990,013 during the three months ended September 30, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2012 and 2011, these shares would have had an effect of 583,090 and 1,353,703 diluted shares, respectively, for purposes of calculating diluted net loss per share.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

11. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash equivalents — certificates of deposit	$1,003	$1,003	$1,003	$1,003

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(in thousands)
Cash equivalents — certificates of deposit (September 30, 2012)	$—	$1,003	$—	$1,003

Cash equivalents — certificates of deposit (June 30, 2012)	$—	$1,003	$—	$1,003

12. Subsequent Event

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement.

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

Overview

We are a U.S. based developer and commercial supplier of injectable drug delivery systems. We build long-term collaborations with pharmaceutical and biotechnology companies seeking to utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. Our proprietary devices are designed for supply to pharmaceutical companies in a format where they can be integrated into the filling and packaging processes utilized for a target injectable drug or vaccine. Pharmaceutical companies are responsible for the final shipment of the drug-device combination to healthcare workers or patients for safe, intuitive and convenient administration.

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

In addition, we manufacture our Unitract 1mL syringes at our FDA-registered manufacturing facility in Pennsylvania, which are designed primarily for use in healthcare facilities and by patients who self-administer prescription medication such as insulin.

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

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$1,440
Licensing fees	663	672
Product sales and other	29	18

Total revenues	692	2,130
Cost of product sales	59	74

Gross profit	633	2,056
Operating expenses:
Research and development	4,738	4,298
Selling, general and administrative	6,577	6,183
Depreciation and amortization	1,223	993

Total operating expenses	12,538	11,474

Operating loss	(11,905)	(9,418)
Interest expense	616	283
Interest income	(24)	(30)
Other expense, net	—	34

Net loss	$(12,497)	$(9,705)

Net loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.16)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues decreased by $1.4 million or 68%. During both the three months ended September 30, 2012 and 2011, we recognized revenues from our exclusive licensing agreement with Sanofi of $0.7 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. During the three months ended September 30, 2011, we recognized $1.4 million related to the achievement of the last milestone under our industrialization agreement with Sanofi.

Research and development expenses. Research and development expenses increased by $0.4 million or 10% due to additional payroll costs and expenditures related to the development of our portfolio of injectable drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.4 million or 6% primarily due to an increase in our non-research and development payroll expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million or 23% primarily as a result of additional machinery and equipment placed into service subsequent to September 30, 2011.

Interest expense. Interest expense increased by $0.3 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011.

Net loss and net loss per share. Net loss during the three months ended September 30, 2012 and 2011 was $12.5 million and $9.7 million, respectively. Basic and diluted net loss per share was $0.16, on weighted average shares outstanding of 77,250,687 and 62,082,396, for the three months ended September 30, 2012 and 2011, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our November 2011 and July 2012 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of September 30, 2012, cash and cash equivalents were $18.5 million, restricted cash was $2.4 million and our long-term debt was $27.6 million. As of June 30, 2012, cash and cash equivalents were $11.4 million, restricted cash was $2.4 million and our long-term debt was $28.8 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

During July 2012, we issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering. We intend to use the proceeds from the public offering to fund the continued development and commercial supply of our diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment to expand production and for working capital and other general corporate purposes.

During October 2012, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. We are not obligated to make any sales of shares under the Sales Agreement. To date, we have not made any sales of shares under the Sales Agreement.

We incurred recurring losses from operations during the year ended June 30, 2012 and the three months ended September 30, 2012 and anticipate incurring additional losses until such time that we can generate sufficient sales of our proprietary range of injectable drug delivery systems. We estimate that cash and cash equivalents of $20.9 million as of September 30, 2012, which includes $2.4 million of restricted cash, are sufficient to sustain planned operations through the third quarter of fiscal 2013.

The following table summarizes our cash flows during the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,462)	$(7,647)
Investing activities	(111)	(1,797)
Financing activities	17,607	9,044

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended September 30, 2012 was $10.5 million compared to $7.6 million during the three months ended September 30, 2011. The increase in net cash used in operations was primarily due to increased operating expenses leading to $2.9 million of higher net loss after adding back depreciation and amortization and share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million during the three months ended September 30, 2012 compared to $1.8 million during the three months ended September 30, 2011, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2012 was $17.6 million compared to $9.0 million during the three months ended September 30, 2011. During the three months ended September 30, 2012, we received $18.8 million in connection with our public offering of common stock, partially offset by principal debt payments of $1.2 million. During the three months ended September 30, 2011, we received $9.1 million in proceeds associated with our secured lending facility agreement with Varilease.

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

Date: November 8, 2012	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II

R. Richard Wieland II
Chief Financial Officer