Form 10-Q
period 2012-12-31
Unilife Corp
filed 2013-02-11
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 8, 2013, 85,379,235 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31, 2012	June 30, 2012
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$5,914	$11,410
Restricted cash	2,400	2,400
Accounts receivable	104	1,042
Inventories	156	212
Prepaid expenses and other current assets	714	676

Total current assets	9,288	15,740
Property, plant and equipment, net	51,375	52,514
Goodwill	12,993	12,734
Intangible assets, net	31	34
Other assets	1,275	1,286

Total assets	$74,962	$82,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,845	$2,399
Accrued expenses	2,430	2,209
Current portion of long-term debt	5,804	5,655
Deferred revenue	2,649	2,595

Total current liabilities	12,728	12,858
Long-term debt, less current portion	20,615	23,110
Deferred revenue	1,374	2,595

Total liabilities	34,717	38,563

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2012; none issued or outstanding as of December 31, 2012 and June 30, 2012	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2012; 83,288,081 and 75,849,439 shares issued, and 83,259,411 and 75,820,769 shares outstanding as of December 31, 2012 and June 30, 2012, respectively	833	758
Additional paid-in-capital	235,720	212,326
Accumulated deficit	(199,771)	(172,634)
Accumulated other comprehensive income	3,603	3,435
Treasury stock, at cost, 28,670 shares as of December 31, 2012 and June 30, 2012	(140)	(140)

Total stockholders’ equity	40,245	43,745

Total liabilities and stockholders’ equity	$74,962	$82,308

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$249	$—	$1,689
Licensing fees	663	646	1,326	1,318
Product sales and other	36	17	65	35

Total revenues	699	912	1,391	3,042
Cost of product sales	22	16	81	90

Gross profit	677	896	1,310	2,952

Operating expenses:
Research and development	4,994	5,262	9,732	9,560
Selling, general and administrative	8,327	6,712	14,904	12,895
Depreciation and amortization	1,365	1,157	2,588	2,150

Total operating expenses	14,686	13,131	27,224	24,605

Operating loss	(14,009)	(12,235)	(25,914)	(21,653)
Interest expense	645	639	1,261	922
Interest income	(14)	(26)	(38)	(56)
Other expense, net	—	2	—	36

Net loss	(14,640)	(12,850)	(27,137)	(22,555)
Other comprehensive (income) loss, net:
Foreign currency translation	5	(253)	(168)	335

Comprehensive loss	$(14,645)	$(12,597)	$(26,969)	$(22,890)

Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.35)	$(0.35)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Additional- Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance as of July 1, 2012	$758	$212,326	$(172,634)	$3,435	$(140)	$43,745
Net loss	—	—	(27,137)	—	—	(27,137)
Foreign currency translation	—	—	—	168	—	168
Share-based compensation expense	12	4,506	—	—	—	4,518
Issuance of common stock from public offering, net of issuance costs	62	18,718	—	—	—	18,780
Issuance of common stock upon exercise of stock options	1	170	—	—	—	171

Balance as of December 31, 2012	$833	$235,720	$(199,771)	$3,603	$(140)	$40,245

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net loss	$(27,137)	$(22,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,588	2,150
Share-based compensation expense	4,518	3,385
Changes in assets and liabilities:
Accounts receivable	938	(349)
Inventories	56	(59)
Prepaid expenses and other current assets	(37)	73
Other assets	6	(210)
Accounts payable	(606)	388
Accrued expenses	215	(364)
Deferred revenue	(1,276)	(1,214)

Net cash used in operating activities	(20,735)	(18,755)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,321)	(2,707)

Net cash used in investing activities	(1,321)	(2,707)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	9,885
Principal payments on long-term debt and capital lease obligations	(2,401)	(1,317)
Proceeds from the issuance of common stock, net of issuance costs	18,780	33,764
Proceeds from the exercise of options to purchase common stock	171	656
Purchase of treasury stock	—	(40)

Net cash provided by financing activities	16,550	42,948
Effect of exchange rate changes on cash	10	(91)

Net (decrease) increase in cash and cash equivalents	(5,496)	21,395
Cash and cash equivalents at beginning of period	11,410	17,910

Cash and cash equivalents at end of period	$5,914	$39,305

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$119	$453

Purchases of property, plant and equipment pursuant to capital lease agreements	$—	$19

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based company engaged in the design, development, production and supply of injectable drug delivery systems. The Company builds long-term collaborations with pharmaceutical and biotechnology companies who utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. The Company’s broad portfolio of proprietary device technologies includes prefilled syringes with automatic needle retraction, drug reconstitution delivery systems, auto-injectors, bolus injection devices and targeted delivery systems. Each of the Company’s device platforms can be customized to address specific customer, drug and patient requirements. The Company manufactures and supplies its devices to pharmaceutical companies in a format where they are ready for filling with an injectable drug or vaccine. The drug-device combination product is then packaged by the pharmaceutical company and supplied ready for administration by healthcare workers or self-injecting patients.

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

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2012 and the six months ended December 31, 2012 and anticipates incurring additional losses until such time that it can generate sufficient sales of its proprietary range of injectable drug delivery systems. Management estimates that cash and cash equivalents of $8.3 million as of December 31, 2012, which includes $2.4 million of restricted cash, together with the aggregate proceeds of $13.4 million from the Controlled Equity Offering Sales Agreement and the Securities Purchase Agreement as noted below are sufficient to sustain planned operations through the fourth quarter of fiscal 2013.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. In January 2013, the Company issued 1,613,492 shares of common stock and raised net proceeds of $3.8 million under the Sales Agreement. The Company is not obligated to make any additional sales of shares under the Sales Agreement.

In February 2013, the Company issued 4,460,966 shares of common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a Securities Purchase Agreement. The Company intends to use the proceeds from the issuance of common stock under the July registered public offering, the Controlled Equity Offering Sales Agreement and the Securities Purchase Agreement noted above to fund the continued development and commercial supply of its diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

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

	December 31, 2012	June 30, 2012
	(in thousands)
Raw materials	$5	$58
Work in process	118	143
Finished goods	33	11

Total inventories	$156	$212

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $2.9 million and $1.5 million during the three months ended December 31, 2012 and 2011, respectively and $4.5 million and $3.4 million during the six months ended December 31, 2012 and 2011, respectively.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of December 31, 2012 were valued at $0.05 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.7 years to 1.8 years. The options are re-valued on a quarterly basis and marked to market until exercised.

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2012	5,577,959	$4.41
Granted	300,000	2.88
Cancelled	(744,643)	5.23
Expired	(258,334)	2.10

Outstanding as of December 31, 2012	4,874,982	$4.31	4.8	$78

Exercisable as of December 31, 2012	2,044,330	$3.57	2.7	$78

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2012	7,758,699	$8.73
Exercised	(83,332)	2.05
Expired	(3,637,430)	9.46

Outstanding as of December 31, 2012	4,037,937	$8.21	1.5	$5

Exercisable as of December 31, 2012	3,037,937	$8.74	1.3	$5

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the six months ended December 31, 2012 and 2011 was $0.1 million and $1.0 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Number of stock options granted	300,000	610,000
Expected dividend yield	0%	0%
Risk-free interest rate	0.91%	1.38%
Expected volatility	55%	56%
Expected life (in years)	6.0	6.0

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to restricted stock awards during the six months ended December 31, 2012:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2012	4,511,665	$4.86
Granted	1,360,000	2.95
Vested	(143,000)	4.28
Cancelled	(158,690)	4.78

Unvested as of December 31, 2012	5,569,975	$4.41

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	December 31, 2012	June 30, 2012
	(in thousands)
Building	$32,188	$32,182
Machinery and equipment	23,448	18,356
Computer software	2,593	2,544
Furniture and fixtures	374	374
Construction in progress	1,926	5,615
Land	2,036	2,036
Leasehold Improvements	32	32

	62,597	61,139
Less: accumulated depreciation and amortization	(11,222)	(8,625)

Property, plant and equipment, net	$51,375	$52,514

Construction in progress as of December 31, 2012 and June 30, 2012 consisted primarily of amounts incurred in connection with machinery and equipment.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2012 are as follows:

(in thousands)
Balance as of July 1, 2012	$12,734
Foreign currency translation	259

Balance as of December 31, 2012	$12,993

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both December 31, 2012 and June 30, 2012 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

7. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2012	June 30, 2012
	(In thousands)
6.00% Mortgage loans, due December 2031	$13,875	$14,033
6.00% Mortgage loans, due October 2020	3,469	3,588
12.85% Secured lending facility, due 2013	4,605	6,420
4.75% Bank term loans, due January 2021 through August 2021	1,788	1,874
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,158	2,182
Other	524	668

	26,419	28,765
Less: current portion of long-term debt	5,804	5,655

Total long-term debt	$20,615	$23,110

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

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 6.00% and 5.38% during the six months ended December 31, 2012 and the year ended June 30, 2012, respectively.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The Company was in compliance with its debt covenants as of December 31, 2012. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from December 31, 2012. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0%, if it does so before October 2013. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

8. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Numerator
Net loss	$(14,640)	$(12,850)	$(27,137)	$(22,555)
Denominator
Weighted average number of shares used to compute basic net loss per share	77,622,481	66,053,226	77,525,619	64,050,203
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	77,622,481	66,053,226	77,525,619	64,050,203

Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.35)	$(0.35)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 5,510,846 and 2,128,872 were excluded from the calculation of basic and diluted loss per share during the three months ended December 31, 2012 and 2011, respectively and unvested shares of restricted stock (participating securities) totaling 4,967,496 and 2,056,904 were excluded from the calculation of basic and diluted loss per share during the six months ended December 31, 2012 and 2011, respectively.

In addition, stock options (non-participating securities) totaling 8,427,743 and 9,758,083 during the three months ended December 31, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 9,240,923 and 9,874,048 during the six months ended December 31, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2012 and 2011, these shares would have had an effect of 279,094 and 1,128,193 diluted shares, respectively, for purposes of calculating diluted net loss per share. Had the Company reported net income during the six months ended December 31, 2012 and 2011, these shares would have had an effect of 431,092 and 1,240,948 diluted shares, respectively, for purposes of calculating diluted net loss per share.

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

11. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash equivalents — certificates of deposit	$1,003	$1,003	$1,003	$1,003

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(in thousands)
Cash equivalents — certificates of deposit (December 31, 2012)	$—	$1,003	$—	$1,003

Cash equivalents — certificates of deposit (June 30, 2012)	$—	$1,003	$—	$1,003

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

12. Subsequent Events

In January 2013, the Company issued 1,613,492 shares of common stock and raised net proceeds of $3.8 million under the Controlled Equity Offering Sales Agreement, which was initially entered into during October 2012.

In February 2013, the Company issued 4,460,966 shares of common stock and 1,586,988 warrants to purchase common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a Securities Purchase Agreement. The warrants to purchase common stock are exercisable at $3.00 per share for a period of five years from the date of grant.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unilife Corporation:

We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2012, the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2012 and 2011, the related consolidated statement of stockholders’ equity for the six-month period ended December 31, 2012, and the consolidated statements cash flows for the six month periods ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated September 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 2 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2012, and for the year then ended, discloses that the Company had incurred recurring losses from operations and has limited cash resources. Our auditors’ report on those consolidated financial statements dated September 13, 2012, includes an explanatory paragraph referring to the matters in note 2 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2012, and for the six months then ended, the Company has continued to incur operating losses. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 11, 2013

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

Overview

We are a U.S. based company engaged in the design, development, production and supply of injectable drug delivery systems. We build long-term collaborations with pharmaceutical and biotechnology companies who utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. Our broad portfolio of proprietary device technologies includes prefilled syringes with automatic needle retraction, drug reconstitution delivery systems, auto-injectors, bolus injection devices and targeted delivery systems. Each of our device platforms can be customized to address specific customer, drug and patient requirements. We manufacture and supply our devices to pharmaceutical companies in a format where they are ready for filling with an injectable drug or vaccine. The drug-device combination product is then packaged by the pharmaceutical company and supplied ready for administration by healthcare workers or self-injecting patients.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended December 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$249	$—	$1,689
Licensing fees	663	646	1,326	1,318
Product sales and other	36	17	65	35

Total revenues	699	912	1,391	3,042
Cost of product sales	22	16	81	90

Gross profit	677	896	1,310	2,952

Operating expenses:
Research and development	4,994	5,262	9,732	9,560
Selling, general and administrative	8,327	6,712	14,904	12,895
Depreciation and amortization	1,365	1,157	2,588	2,150

Total operating expenses	14,686	13,131	27,224	24,605

Operating loss	(14,009)	(12,235)	(25,914)	(21,653)
Interest expense	645	639	1,261	922
Interest income	(14)	(26)	(38)	(56)
Other expense, net	—	2	—	36

Net loss	$(14,640)	$(12,850)	$(27,137)	$(22,555)

Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.35)	$(0.35)

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues. Revenues decreased by $0.2 million or 23%. During both the three months ended December 31, 2012 and 2011, we recognized revenues from our exclusive licensing agreement with Sanofi of $0.7 million and $0.6 million, respectively. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. During the three months ended December 31, 2011, we recognized $0.2 million industrialization and development fees related to the clinical development and supply of a novel drug delivery device for targeted organ delivery.

Research and development expenses. Research and development expenses decreased by $0.3 million or 5% due to lower material costs, which were partially offset by increased payroll costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.6 million or 24% primarily due to an increase in our non-research and development share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million or 18% primarily as a result of additional machinery and equipment placed into service subsequent to December 31, 2011.

Net loss and net loss per share. Net loss during the three months ended December 31, 2012 and 2011 was $14.6 million and $12.9 million, respectively. Basic and diluted net loss per share was $0.19, on weighted average shares outstanding of 77,622,481 and 66,053,226, for the three months ended December 31, 2012 and 2011, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our November 2011 and July 2012 equity financings.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenues. Revenues decreased by $1.7 million or 54%. During both the six months ended December 31, 2012 and 2011, we recognized revenues from our exclusive licensing agreement with Sanofi of $1.3 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. During the six months ended December 31, 2011, we recognized $1.4 million related to the achievement of the last milestone under our industrialization agreement with Sanofi and $0.2 million industrialization and development fees related to the clinical development and supply of a novel drug delivery device for targeted organ delivery.

Research and development expenses. Research and development expenses increased by $0.2 million or 2% due to expenditures related to the development of our portfolio of injectable drug delivery systems.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.0 million or 16% primarily due to an increase in our non-research and development share-based compensation expense as well as higher professional fees.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million or 20% primarily as a result of additional machinery and equipment placed into service subsequent to December 31, 2011.

Interest expense. Interest expense increased by $0.3 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011.

Net loss and net loss per share. Net loss during the six months ended December 31, 2012 and 2011 was $27.1 million and $22.6 million, respectively. Basic and diluted net loss per share was $0.35, on weighted average shares outstanding of 77,525,619 and 64,050,203, for the six months ended December 31, 2012 and 2011, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our November 2011 and July 2012 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of December 31, 2012, cash and cash equivalents were $5.9 million, restricted cash was $2.4 million and our long-term debt was $26.4 million. As of June 30, 2012, cash and cash equivalents were $11.4 million, restricted cash was $2.4 million and our long-term debt was $28.8 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

During July 2012, we issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering.

During October 2012, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. In January 2013, we issued 1,613,492 shares of common stock and raised net proceeds of $3.8 million under the Sales Agreement. We are not obligated to make any additional sales of shares under the Sales Agreement.

In February 2013, we issued 4,460,966 shares of common stock for net proceeds of $9.6 million, net of issuance costs, through a Securities Purchase Agreement. We intend to use the proceeds from the issuance of common stock under the July registered public offering, the Controlled Equity Offering Sales Agreement and the Securities Purchase Agreement noted above to fund the continued development and commercial supply of our diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

We incurred recurring losses from operations during the year ended June 30, 2012 and the six months ended December 31, 2012 and anticipate incurring additional losses until such time that we can generate sufficient sales of our proprietary range of injectable drug delivery systems. We estimate that cash and cash equivalents of $8.3 million as of December 31, 2012, which includes $2.4 million of restricted cash, together with the aggregate proceeds of $13.4 million from the Controlled Equity Offering Sales Agreement and the Securities Purchase Agreement as noted above are sufficient to sustain planned operations through the fourth quarter of fiscal 2013.

The following table summarizes our cash flows during the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,735)	$(18,755)
Investing activities	(1,321)	(2,707)
Financing activities	16,550	42,948

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended December 31, 2012 was $20.7 million compared to $18.8 million during the six months ended December 31, 2011. The increase in net cash used in operations was primarily due to the decline in revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.3 million during the six months ended December 31, 2012 compared to $2.7 million during the six months ended December 31, 2011, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2012 was $16.6 million compared to $42.9 million during the six months ended December 31, 2011. During the six months ended December 31, 2012, we received $18.8 million in connection with our public offering of common stock, partially offset by principal debt payments of $2.4 million. During the six months ended December 31, 2011, we received $33.8 million in connection with a public offering of common stock and $9.9 million in proceeds associated with our secured lending facility agreement with Varilease.

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

Date: February 11, 2013	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer