Form 10-Q
period 2013-03-31
Unilife Corp
filed 2013-05-10
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, 91,229,421 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	June 30, 2012
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$7,671	$11,410
Restricted cash	1,966	2,400
Accounts receivable	77	1,042
Inventories	75	212
Prepaid expenses and other current assets	720	676

Total current assets	10,509	15,740
Property, plant and equipment, net	50,737	52,514
Goodwill	13,052	12,734
Intangible assets, net	29	34
Other assets	1,271	1,286

Total assets	$75,598	$82,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,322	$2,399
Accrued expenses	2,420	2,209
Current portion of long-term debt	4,853	5,655
Deferred revenue	2,661	2,595
Warrant liability	3,026	—

Total current liabilities	15,282	12,858
Long-term debt, less current portion	20,355	23,110
Deferred revenue	715	2,595

Total liabilities	36,352	38,563

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2013; none issued or outstanding as of March 31, 2013 and June 30, 2012	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 2013; 89,833,871 and 75,849,439 shares issued, and 89,805,201 and 75,820,769 shares outstanding as of March 31, 2013 and June 30, 2012, respectively	898	758
Additional paid-in-capital	248,691	212,326
Accumulated deficit	(213,855)	(172,634)
Accumulated other comprehensive income	3,652	3,435
Treasury stock, at cost, 28,670 shares as of March 31, 2013 and June 30, 2012	(140)	(140)

Total stockholders’ equity	39,246	43,745

Total liabilities and stockholders’ equity	$75,598	$82,308

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$566	$—	$2,255
Licensing fees	663	675	1,989	1,993
Product sales and other	22	10	87	45

Total revenues	685	1,251	2,076	4,293
Cost of product sales	46	18	127	108

Gross profit	639	1,233	1,949	4,185

Operating expenses:
Research and development	5,472	6,668	15,204	16,228
Selling, general and administrative	7,255	7,677	22,159	20,572
Depreciation and amortization	1,415	1,193	4,003	3,343

Total operating expenses	14,142	15,538	41,366	40,143

Operating loss	(13,503)	(14,305)	(39,417)	(35,958)
Interest expense	591	626	1,852	1,548
Interest income	(10)	(46)	(48)	(102)
Other expense, net	—	1	—	37

Net loss	(14,084)	(14,886)	(41,221)	(37,441)
Other comprehensive (income) loss:
Foreign currency translation	(49)	(131)	(217)	204

Comprehensive loss	$(14,035)	$(14,755)	$(41,004)	$(37,645)

Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.52)	$(0.57)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock	Additional- Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(in thousands)
Balance as of July 1, 2012	$758	$212,326	$(172,634)	$3,435	$(140)	$43,745
Net loss	—	—	(41,221)	—	—	(41,221)
Foreign currency translation	—	—	—	217	—	217
Share-based compensation expense	17	7,181	—	—	—	7,198
Issuance of common stock from public offerings, net of issuance costs	122	29,014	—	—	—	29,136
Issuance of common stock upon exercise of stock options	1	170	—	—	—	171

Balance as of March 31, 2013	$898	$248,691	$(213,855)	$3,652	$(140)	$39,246

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(41,221)	$(37,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,003	3,343
Share-based compensation expense	7,198	5,788
Changes in assets and liabilities:
Accounts receivable	965	(358)
Inventories	137	8
Prepaid expenses and other current assets	(44)	(495)
Other assets	7	(477)
Accounts payable	(213)	1,056
Accrued expenses	200	(490)
Deferred revenue	(1,939)	(1,993)

Net cash used in operating activities	(30,907)	(31,059)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,931)	(3,522)

Net cash used in investing activities	(1,931)	(3,522)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	9,885
Principal payments on long-term debt and capital lease obligations	(3,686)	(2,768)
Proceeds from the issuance of common stock and warrants, net of issuance costs	32,162	33,764
Proceeds from the exercise of options to purchase common stock	171	656
Purchase of treasury stock	—	(40)
Decrease in restricted cash	434	—

Net cash provided by financing activities	29,081	41,497
Effect of exchange rate changes on cash	18	(30)

Net (decrease) increase in cash and cash equivalents	(3,739)	6,886
Cash and cash equivalents at beginning of period	11,410	17,910

Cash and cash equivalents at end of period	$7,671	$24,796

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$203	$91

Purchases of property, plant and equipment pursuant to capital lease agreements	$74	$305

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based company engaged in the design, development, production and supply of injectable drug delivery systems. The Company builds long-term collaborations with pharmaceutical and biotechnology companies who utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. The Company’s broad portfolio of proprietary device technologies includes prefilled syringes with automatic needle retraction, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and novel devices. Each of the Company’s product platforms can be customized to address specific customer, drug and patient requirements. The Company manufactures and supplies its devices to pharmaceutical companies in a format where they can be filled and packaged with an injectable drug or vaccine. The drug-device combination product is then shipped by the pharmaceutical company ready for administration by healthcare workers or self-injecting patients.

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

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2012, and the nine months ended March 31, 2013, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management estimates that cash and cash equivalents of $9.6 million as of March 31, 2013, which includes $2.0 million of restricted cash, is sufficient to sustain planned operations through the end of May 2013, and as such has taken the steps delineated below to address its cash requirements.

The Company will need additional funding in the future to support its operations and capital expenditure requirements. The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and expects to progressively execute agreements featuring a combination of revenue streams including exclusivity fees, device customization programs and supply contracts that are expected to generate cash payments to the Company during calendar 2013, including the previously announced multi-year commercial supply contract with a major pharmaceutical customer for the Unifill syringe. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. In recognition of the advanced status of some of these agreements and the Company’s strong confidence in them being announced in the near to medium term, the Company is consciously managing its cash position to minimize raising additional equity capital and thereby minimize dilution to existing stockholders.

On April 17, 2013, the Company executed a term sheet with a leading U.S. life science financing firm for up to a $20 million debt funding program. Combined with the anticipated revenue to be generated from new and existing customer agreements or through other transactions, the Company expects this debt program will provide near term liquidity, and, reduce the need for additional equity capital. While management expects that this debt facility will be completed in the near term, there can be no assurance that such debt funding, or other transactions, will close as expected or be available when needed. These various factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

In February 2013, the Company issued 4,460,966 shares of common stock and two warrants to purchase an aggregate of 1,586,988 shares of common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a Securities Purchase Agreement. The Company intends to use the proceeds from the issuance of common stock under the July registered public offering, the Controlled Equity Offering Sales Agreement and the Securities Purchase Agreement noted above to fund the continued development and commercial supply of its diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

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

	March 31, 2013	June 30, 2012
	(in thousands)
Raw materials	$59	$58
Work in process	14	143
Finished goods	2	11

Total inventories	$75	$212

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

In connection with the Securities Purchase Agreement, the Company issued two warrants to purchase an aggregate of 1,586,988 shares of common stock. The warrants are exercisable at $3.00 per share, and will expire five years from the date of grant. The warrants contain exchange features whereby the warrant holders can exchange the warrants for cash or common stock equal to the value of the warrants at the time of exchange, which value is based upon a contractual formula. Based on the terms of the agreements, the Company has determined that the warrants should be classified as a liability. As of March 31, 2013, the Company recorded a liability of $3.0 million related to the negotiated value of the warrants. In April 2013, the exchange feature was exercised for one of the warrants and a total of 1,424,220 shares of common stock were issued in settlement of a warrant to purchase 1,486,988 shares of common stock and the related warrant liability of $2.8 million was reclassified to equity. As of April 2013, one warrant to purchase 100,000 shares of common stock remains outstanding.

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $2.7 million and $2.4 million during the three months ended March 31, 2013 and 2012, respectively and $7.2 million and $5.8 million during the nine months ended March 31, 2013 and 2012, respectively.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of March 31, 2013 were valued at $0.02 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.5 years to 1.6 years. The options are re-valued on a quarterly basis and marked to market until exercised.

The following is a summary of activity related to stock options held by employees and directors during the nine months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2012	5,577,959	$4.42
Granted	660,000	2.56
Cancelled	(841,621)	5.01
Expired	(258,334)	2.11

Outstanding as of March 31, 2013	5,138,004	$4.20	4.9	$156

Exercisable as of March 31, 2013	2,189,337	$3.80	2.6	$156

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the nine months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2012	7,758,699	$8.77
Granted	1,586,988	3.00
Exercised	(83,332)	2.06
Expired	(3,637,430)	9.51

Outstanding as of March 31, 2013	5,624,925	$6.76	2.3	$10

Exercisable as of March 31, 2013	4,624,925	$6.80	2.4	$10

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the nine months ended March 31, 2013 and 2012 was $0.1 million and $1.0 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Number of stock options granted	660,000	1,390,000
Expected dividend yield	0%	0%
Risk-free interest rate	0.94%	1.26%
Expected volatility	55%	56%
Expected life (in years)	6.0	6.0

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The assumptions noted above for the nine months ended March 31, 2013 do not include amounts related to the warrants issued in connection with the Securities Purchase Agreement.

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

The following is a summary of activity related to restricted stock awards during the nine months ended March 31, 2013:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2012	4,511,665	$4.86
Granted	1,845,000	2.78
Vested	(478,997)	3.98
Cancelled	(293,690)	4.98

Unvested as of March 31, 2013	5,583,978	$4.24

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	March 31, 2013	June 30, 2012
	(in thousands)
Building	$32,188	$32,182
Machinery and equipment	24,878	18,356
Computer software	2,653	2,544
Furniture and fixtures	374	374
Construction in progress	1,211	5,615
Land	2,036	2,036
Leasehold improvements	32	32

	63,372	61,139
Less: accumulated depreciation and amortization	(12,635)	(8,625)

Property, plant and equipment, net	$50,737	$52,514

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Construction in progress as of March 31, 2013 and June 30, 2012 consisted primarily of amounts incurred in connection with machinery and equipment.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2013 are as follows:

(in thousands)
Balance as of July 1, 2012	$12,734
Foreign currency translation	318

Balance as of March 31, 2013	$13,052

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both March 31, 2013 and June 30, 2012 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	June 30, 2012
	(In thousands)
6.00% Mortgage loans, due December 2031	$13,774	$14,033
6.00% Mortgage loans, due October 2020	3,396	3,588
12.85% Secured lending facility, due 2013	3,622	6,420
4.75% Bank term loans, due January 2021 through August 2021	1,744	1,874
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,146	2,182
Other	526	668

	25,208	28,765
Less: current portion of long-term debt	4,853	5,655

Total long-term debt	$20,355	$23,110

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

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 6.00% and 5.38% during the nine months ended March 31, 2013 and the year ended June 30, 2012, respectively.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the loan agreement allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of March 31, 2013. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from March 31, 2013. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0%, if it does so before October 2013. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Secured Lending Facility

In August 2011, the Company entered into a Master Lease Agreement with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for the Unifill syringe. Based on the Company’s continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for under the financing method. Over the term of the agreement, the Company makes 24 monthly installments based upon the amount drawn. This facility has an effective interest rate of 12.85%. At the end of the 24 month initial term, the Company has the option to (i) return the equipment; (ii) extend the term for 12 months followed by optional 6 month extensions terminable by either party; or (iii) repurchase the equipment for a price to be agreed upon by both lessor and lessee. The secured lending facility contains covenants and provisions for events of default customarily found in lease agreements.

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

8. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Numerator
Net loss	$(14,084)	$(14,886)	$(41,221)	$(37,441)
Denominator
Weighted average number of shares used to compute basic net loss per share	81,595,444	70,746,919	78,830,613	66,266,207
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	81,595,444	70,746,919	78,830,613	66,266,207

Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.52)	$(0.57)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 5,666,495 and 3,197,963 were excluded from the calculation of basic and diluted loss per share during the three months ended March 31, 2013 and 2012, respectively and unvested shares of restricted stock (participating securities) totaling 5,200,496 and 2,437,257 were excluded from the calculation of basic and diluted loss per share during the nine months ended March 31, 2013 and 2012, respectively.

In addition, stock options (non-participating securities) totaling 7,032,057 and 10,466,010 during the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 8,504,634 and 10,071,369 during the nine months ended March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended March 31, 2013 and 2012, these shares would have had an effect of 914,744 and 908,573 diluted shares, respectively, for purposes of calculating diluted net loss per share. Had the Company reported net income during the nine months ended March 31, 2013 and 2012, these shares would have had an effect of 592,309 and 1,130,156 diluted shares, respectively, for purposes of calculating diluted net loss per share.

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

As previously disclosed, on September 7, 2012, the Company received a letter from counsel for a former employee alleging that the employee was wrongly terminated. The former employee, who was terminated “for cause” by the Company, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. The Company and various third parties have investigated the allegations made by the former employee thoroughly and have determined that the allegations are without merit. The Company believes the allegations made by the former employee against the Company are in retaliation for his “for cause” termination and is defending itself vigorously in the OSHA matter. Subsequently, the Company received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) and was requested to provide certain information to the Staff, which is generally consistent with the meritless allegations made by the former employee in his OSHA complaint. The Company has cooperated fully with the Staff and has provided the requested information. The Company does not believe there will be any material impact to the Company or its business as a result of these matters.

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

Pursuant to the industrialization agreement, Sanofi agreed to pay the Company up to €17.0 million in milestone-based payments to fund the completion of the Company’s industrialization program for the Unifill syringe. During the nine months ended March 31, 2012 the Company received and recognized as revenue the final €1.0 million milestone payment under the industrialization Unilife agreement.

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

11. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2013		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash equivalents — certificates of deposit	$—	$—	$1,003	$1,003

Liabilities:
Warrant liability	$3,026	$1,334	$—	$—

The carrying amount of the Company’s cash equivalents, which includes certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short term maturities of these items. The estimated fair value of the Company’s debt approximates its carrying value based upon the rates that the Company would currently be able to receive for similar instruments of comparable maturity. The estimated fair value of the warrant liability is based on a Black-Scholes option pricing model that includes Level 3 inputs. The Company has assumed a dividend yield of 0%, a risk-free interest rate of 0.71% and an expected volatility of 55%.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(in thousands)
Cash equivalents — certificates of deposit (March 31, 2013)	$—	$—	$—	$—

Cash equivalents — certificates of deposit (June 30, 2012)	$—	$1,003	$—	$1,003

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

Overview

We are a U.S. based company engaged in the design, development, production and supply of injectable drug delivery systems. We build long-term collaborations with pharmaceutical and biotechnology companies who utilize our innovative and highly differentiated devices to enable or enhance the clinical development, regulatory approval and lifecycle management of their injectable therapies. Our broad portfolio of proprietary device technologies includes prefilled syringes with automatic needle retraction, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and novel devices. Each of our product platforms can be customized to address specific customer, drug and patient requirements. We manufacture and supply our devices to pharmaceutical companies in a format where they can be filled and packaged with an injectable drug or vaccine. The drug-device combination product is then shipped by the pharmaceutical company ready for administration by healthcare workers or self-injecting patients.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$566	$—	$2,255
Licensing fees	663	675	1,989	1,993
Product sales and other	22	10	87	45

Total revenues	685	1,251	2,076	4,293
Cost of product sales	46	18	127	108

Gross profit	639	1,233	1,949	4,185

Operating expenses:
Research and development	5,472	6,668	15,204	16,228
Selling, general and administrative	7,255	7,677	22,159	20,572
Depreciation and amortization	1,415	1,193	4,003	3,343

Total operating expenses	14,142	15,538	41,366	40,143

Operating loss	(13,503)	(14,305)	(39,417)	(35,958)
Interest expense	591	626	1,852	1,548
Interest income	(10)	(46)	(48)	(102)
Other expense, net	—	1	—	37

Net loss	$(14,084)	$(14,886)	$(41,221)	$(37,441)

Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.52)	$(0.57)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues decreased by $0.6 million or 45%. During both the three months ended March 31, 2013 and 2012, we recognized revenue from our exclusive licensing agreement with Sanofi of $0.7 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. During the three months ended March 31, 2012, we recognized $0.6 million in industrialization and development fees related to the clinical development and supply of a novel drug delivery device for targeted organ delivery.

Research and development expenses. Research and development expenses decreased by $1.2 million or 18% due to lower material costs, which were partially offset by increased payroll costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.4 million or 5% primarily due to a decrease in payroll costs.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million or 19% primarily as a result of additional machinery and equipment placed into service subsequent to March 31, 2012.

Net loss and net loss per share. Net loss during the three months ended March 31, 2013 and 2012 was $14.1 million and $14.9 million, respectively. Basic and diluted net loss per share was $0.17 and $0.21, respectively, on weighted average shares outstanding of 81,595,444 and 70,746,919, for the three months ended March 31, 2013 and 2012, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our July 2012 and February 2013 equity financings.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues. Revenues decreased by $2.2 million or 52%. During both the nine months ended March 31, 2013 and 2012, we recognized revenues from our exclusive licensing agreement with Sanofi of $2.0 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuations in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. During the nine months ended March 31, 2012, we recognized $1.4 million related to the achievement of the last milestone under our industrialization agreement with Sanofi and $0.8 million industrialization and development fees related to the clinical development and supply of a novel drug delivery device for targeted organ delivery.

Research and development expenses. Research and development expenses decreased by $1.0 million or 6% due to lower material costs, which were partially offset by increased payroll costs and research and development share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.6 million or 8% primarily due to an increase in our non-research and development share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.7 million or 20% primarily as a result of additional machinery and equipment placed into service subsequent to March 31, 2012.

Interest expense. Interest expense increased by $0.3 million, primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011.

Net loss and net loss per share. Net loss during the nine months ended March 31, 2013 and 2012 was $41.2 million and $37.4 million, respectively. Basic and diluted net loss per share was $0.52 and $0.57, respectively, on weighted average shares outstanding of 78,830,613 and 66,266,207, for the nine months ended March 31, 2013 and 2012, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our November 2011, July 2012 and February 2013 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of March 31, 2013, cash and cash equivalents were $7.7 million, restricted cash was $2.0 million and our long-term debt was $25.2 million. As of June 30, 2012, cash and cash equivalents were $11.4 million, restricted cash was $2.4 million and our long-term debt was $28.8 million. The $2.0 million and $2.4 million of restricted cash as of March 31, 2013 and June 30, 2012, respectively, relate to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

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

In February 2013, we issued 4,460,966 shares of common stock and two warrants to purchase an aggregate of 1,586,988 shares of common stock for net proceeds of $9.6 million, net of issuance costs, through a Securities Purchase Agreement. We intend to use the proceeds from the issuance of common stock from the July registered public offering, the Controlled Equity Offering Sales Agreement and the Securities Purchase Agreement noted above to fund the continued development and commercial supply of our diversified portfolio of injectable drug delivery systems, to purchase and operate capital equipment, to expand production and for working capital and other general corporate purposes.

We incurred recurring losses from operations during the year ended June 30, 2012 and the nine months ended March 31, 2013 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization, or exclusive use and licensing of our propriety range of injectable drug delivery systems to pharmaceutical and biotechnology customers. We estimate that cash and cash equivalents of $9.6 million as of March 31, 2013, which includes $2.0 million of restricted cash, is sufficient to sustain planned operations through the end of May 2013.

The following table summarizes our cash flows during the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,907)	$(31,059)
Investing activities	(1,931)	(3,522)
Financing activities	29,081	41,497

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2013 was $30.9 million compared to $31.1 million during the nine months ended March 31, 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.9 million during the nine months ended March 31, 2013 compared to $3.5 million during the nine months ended March 31, 2012, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2013 was $29.1 million compared to $41.5 million during the nine months ended March 31, 2012. During the nine months ended March 31, 2013, we received $32.2 million in connection with the issuance of common stock and warrants, partially offset by principal debt payments of $3.7 million. During the nine months ended March 31, 2012, we received $33.8 million in connection with a public offering of common stock and $9.9 million in proceeds associated with our secured lending facility agreement with Varilease.

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

Date: May 10, 2013	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer