Form 10-K
period 2013-06-30
Unilife Corp
filed 2013-09-13
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $170.7 million, computed by reference to the closing sale price of the Company’s common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of September 6, 2013, there were 97,183,060 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2013.

UNILIFE CORPORATION

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2013

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

Overview

We are a U.S. based developer; manufacturer and supplier of injectable drug delivery systems. Our customers are pharmaceutical and biotechnology companies who seek to leverage our innovative, differentiated and customizable devices to enable or enhance the clinical development, regulatory approval and commercial lifecycles of their injectable biologics, drugs and vaccines. We manufacture and supply our proprietary devices to pharmaceutical companies in a format where they can be filled and packaged with an injectable therapy prior to its shipment to the end-user for safe, simple and convenient administration.

Proprietary Technology Platforms and Products

We have an extensive, market-driven portfolio of injectable drug delivery systems for use with injectable therapies. Each of our proprietary product platforms has been developed in direct response to unmet market needs and emerging market trends for the safe, intuitive delivery and convenient disposal of injectable drugs and vaccines by healthcare workers and self-injecting patients. Our technology platforms cover the following device categories:

•	Prefilled Syringes

•	Drug Reconstitution Delivery Systems

•	Auto-Injectors

•	Wearable Injectors

•	Ocular Delivery Systems

•	Novel Delivery Systems

Prefilled Syringes

A prefilled syringe is a primary drug container and delivery system for the administration of an injectable therapy by a healthcare worker or patient. Prefilled syringes are supplied to pharmaceutical customers in a ready-to-fill format for filling and packaging with a measured dose of an injectable drug or vaccine. The primary container is comprised of components that are compliant with industry standards and pharmacopeias to ensure optimum protection of the drug formulation over a prolonged duration.

Over 60 drugs and vaccines are now available in a prefilled syringe, with numerous additional pipeline drugs targeted for launch in a prefilled format. We estimate the prefilled syringe market is valued at approximately $2.5 billion. Based on industry surveys and internal estimates, we expect the market to double in size between 2012 and 2017.

To comply with needlestick prevention laws in the U.S., Europe and other regions, it is common for pharmaceutical companies to purchase ancillary safety devices that are attached on to a standard prefilled syringe by means of a secondary assembly operation after filling. In addition to the extra steps and costs associated with their secondary attachment, these devices lead to an increase in packaging, transport and storage costs by up to 60 to 70% due to the bulky size and weight of the final product. Prefilled syringes utilizing ancillary safety devices can also require additional non-intuitive steps for a user to activate the needlestick prevention mechanism after the non-sterile needle has been removed from the body. The visual and functional similarities between standard prefilled syringes and prefilled syringes with ancillary safety devices can restrict opportunities for a pharmaceutical company to differentiate their injectable product from that of generic, biosimilar or brand-name competition.

Unilife has developed an extensive platform of prefilled syringes under its Unifill® brand. All Unifill syringes are designed with USP-compliant materials in the primary drug container and for integration with standard packaging and filling processes. They are designed for intuitive use and compact, convenient disposal by healthcare workers or patients. Audible, tactile indicators signal full dose delivery and the automatic activation of an integrated needle retraction mechanism. The user can control the speed of needle retraction directly from the body into the barrel to prevent exposure to a non-sterile needle. Automatic reuse prevention features eliminate device reuse or needle re-exposure for compact, convenient disposal. Unifill syringes are highly customizable to address specific customer, drug and patient requirements with a selection of product configurations including:

•	Unifill Syringe: Featuring a staked (fixed) retracting needle and designed for use with liquid stable drugs.

•	Unifill Select: Allows the user to attach retracting needles of various sizes at the point of delivery. Designed for use with either a liquid stable drug or vaccine, or a diluent to reconstitute and deliver a lyophilized drug supplied in a vial.

•	Unifill Assure: Featuring an extended, easy-to-grip finger flange and a widened thumb press for the intuitive self-injection of biologics by patients with reduced dexterity.

We have the current capacity to manufacture up to 60 to 70 million Unifill syringes per year at our production facilities in York, PA.

Auto-Injectors

Auto-injectors are utilized for the patient self-administration of injectable drugs outside of healthcare facilities. Various disposable and reusable auto-injectors are currently available on the market, or known to be in development. They are designed to allow operators to automatically deliver the contents of a prefilled syringe at the push of a button. The auto-injector market is expected to be one of the fastest-growing sectors of the device market.

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

Unilife has developed a full platform of auto-injectors that are designed for use with the Unifill syringe. Our proprietary range of auto-injectors are compact in size, intuitive to use and can be customized to address specific customer, drug or patient needs. We believe that they are also the world’s first and only auto-injectors with true end-of-dose indicators. An audible, tactile click signals the delivery of the full dose and the retraction of the needle into the barrel of the Unifill syringe. The potential risk of a needlestick injury occurring after the use of the device is virtually eliminated. Products within this portfolio include:

•	RITA™ Disposable Auto-Injector: A disposable auto-injector to inject the prefilled dose from a single Unifill syringe. RITA is more compact in size than many other marketed auto-injectors for improved patient portability, intuitive handling and convenient disposal. In addition to there being no visible springs or mechanisms, the needle is hidden from view until the completion of the injection when it can be viewed in its retracted state through a window on the side of the barrel. The true end-of-dose indicators (audible, tactile click) associated with the Unifill syringe can also help to minimize potential drug wastage and optimize therapy compliance.

•	LISA™ Reusable Auto-Injector: An electromechanical reusable auto-injector that completely automates the removal of the needle shield and the speed of needle insertion and retraction. In addition to being able to select the speed and depth of dose delivery to help minimize pain and discomfort during an injection, the device features a single activation button, LED indicators and a push-on skin sensor. We believe LISA is the first and only reusable auto-injector that protects the patient from the risk of needlestick injury when removing a used syringe from the device.

Drug Reconstitution Delivery Systems

The supply of an injectable drug in a lyophilized (freeze dried) state can help to enable or fast-track its commercialization and approval. Many biologic drugs are unable to be prefilled in a liquid stable format due to their molecular complexity. As a result, an increasing number of novel drugs and vaccines are now being approved by regulatory agencies in a lyophilized format for reconstitution at the point of delivery. Some pharmaceutical companies are also developing injectable therapies that require the mixing of two liquid drugs at the point of delivery.

Lyophilized drugs and vaccines have traditionally been supplied in a vial or ampoule for reconstitution at the point of delivery. Reconstitution from a vial or ampoule can require a dozen or more steps of use, with the level of complexity required for this procedure making lyophilized drugs largely unsuitable for patient self-administration. In recent years, some pharmaceutical companies have begun to develop or market certain drugs for use in a dual-chamber prefilled syringe format. A dual-chamber prefilled syringe can contain either a lyophilized or liquid stable drug in one USP compliant container, and another liquid stable drug or diluent in a second container. Operators are required to undertake several steps to mix or reconstitute the drug combination so that the injectable therapy is ready for administration. The process of reconstitution using traditional dual-chamber prefilled syringes may compromise drug sterility, require the use of secondary vent filters or for the operator to hold the device at a particular angle.

Unilife has developed the EZMix™ platform of dual or multi-chamber prefilled syringes to serve as a safe, simple and efficient system for the reconstitution and delivery of combination injectable therapies. An innovative and proprietary reconstitution technology allows healthcare workers or patients to intuitively mix together a combination of liquid or lyophilized drugs with minimal steps. The process of reconstitution is ventless and orientation-free to maintain sterility and minimize the risk of drug wastage. The EZMix syringe utilizes the Unifill platform of fully integrated and automatic safety features to virtually eliminate the risk of needlestick injuries, prevent device reuse and encourage convenient, safer disposal. Product configurations include the EZMix syringe with a staked retracting needle, and the EZMix Select with attachable retracting needles.

Wearable Injectors

A significant number of drugs within the clinical pipeline of pharmaceutical companies are biologics, such as monoclonal antibodies, that are being targeted for subcutaneous self-administration by patients. In many cases, the molecular complexity of these drugs makes them too viscous for formulation in dose volumes of 1mL or less that would typically be used for hand-held injection with a prefilled syringe or auto-injector. To accommodate the containment and delivery needs of these injectable therapies requiring large dose volumes of between 1mL and 30mL and extended duration times of minutes or hours, a new class of wearable injectors (also known as patch pumps) has been recently established. We consider this market to be poised for rapid growth.

Unilife has developed a scalable, flexible portfolio of wearable injectors to meet the delivery needs of these large dose volume or long duration therapies. The devices utilize standard materials in the primary drug container and are compatible with standard filling processes and equipment. They are programmable to deliver the measured dose over seconds, minutes or hours at a constant or variable rate based upon the specific requirements of the pharmaceutical customer, their drug and the target patient. Other proprietary features include no requirement for the terminal sterilization of an assembled device, an on-body safety lock to avoid premature activation, and the automatic insertion of a flexible catheter for patient comfort. Multiple customization options are available to pharmaceutical companies.

Ocular Delivery Systems

Unilife has developed a number of innovative technologies to enable and enhance the localized or targeted delivery of drugs to the eye including:

•	Ocu-ject™ is designed to deliver microliter sized doses of drugs between 10 uL and 500 uL to the eye at a level of precision not possible with conventional syringes. By minimizing over-dosing, the device has the potential to reduce the risk of increased intraocular pressure (IOP) and potentially minimize damage to the optic nerve. By further minimizing the risk of under-dosing, the device has the potential to help avoid delivery of a drug below its therapeutic window where its clinical efficacy may be compromised.

•	Depot-ject™ is designed to enable the precise placement of a drug depot into the vitreous of the eye using a standard technique. The product is supplied ready for use, with the drug depot contained within the lumen of the needle. The device is designed to mitigate potential damage to the depot during implantation and help maintain the kinetics profile of drug evolution. User-controlled withdrawal of the needle directly from the body following implantation further helps to prevent needlestick risk and enable convenient, safe disposal.

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

We are developing a series of specialized device technology platforms that can help to enable or enhance administration of these novel therapies. The Micro-ject™ is specifically designed to optimize the delivery of drugs with microliter doses that are unsuited to conventional device technologies. Designed with ergonomic, customizable features, Micro-ject has the potential to enable accurate, precise delivery of microliter doses. Steps of use are equivalent to conventional devices to help minimize the need for additional training. By avoiding underdosing or overdosing, the delivered drug amount is within the desired, indicated therapeutic window. The delivery of the drug at levels of accuracy and precision that are consistent with the indicated volume on the drug label can further optimize compliance with regulatory requirements Micro-ject is designed for integration with standard drug containers, materials and pharmaceutical fill-finish systems, and requires minimal steps of use. Additional products where Unilife is collaborating with pharmaceutical companies include a specialized device to deliver a pipeline drug to a targeted organ of the human body.

Business Strategy

We develop and manufacture innovative, differentiated drug delivery systems that we supply to pharmaceutical customers under long-term partnerships; so they can enable and enhance their injectable therapies. Our strategy is based upon addressing a series of unmet and emerging market needs via a business model that encourages a diversified base of product platforms, pharmaceutical customers and revenue streams.

We participate in the global market for injectable drug delivery systems, which is valued at more than $10 billion with a compound annual growth rate of 11%. Our strategy is to penetrate many of the largest and fastest growing market sectors where pharmaceutical companies have significant unmet needs and where the conventional products supplied by incumbent device manufacturer’s offer little scope for differentiation. In the

$2 billion prefilled syringe market, we have the world’s first and only range of products with automatic, integrated needle retraction. In the auto-injector market, which is expected to more than double in size over the next five years, we have the only selection of electromechanical, reusable and disposable systems with true end-of-dose indicators. We also have innovative proprietary technologies for other market sectors poised to experience strong growth this decade including wearable injectors, reconstitution and mixing systems (dual-chamber syringes), intraocular delivery systems and novel devices. There are few other companies operating across all of these sectors that comprise the injectable drug delivery market, with high barriers of entry and established competition being largely fragmented.

Pharmaceutical companies are rapidly shifting away from the use of inflexible commodity devices to innovative, differentiated technologies that can enable or enhance the delivery and commercial success of injectable drugs and vaccines. A number of unmet needs and emerging market trends are driving this shift. A large and growing share of pharmaceutical revenue is now generated by high-cost injectable biologics that are approved and marketed as drug-device combination products. The molecular complexity of biologics means many of these drugs are best suited to containment and delivery in devices that can address specific formulation and target patient requirements. With half of healthcare expected to occur outside of healthcare facilities within a decade, many biologics and other therapies are being targeted for self-injection by well-defined patient populations. Safe, simple, convenient and elegant devices can drive therapy compliance and build preference amongst patients, payors and prescribers for one drug against brand-name, generic or biosimilar competition. These device-driven benefits can be leveraged by pharmaceutical companies to build or protect market share and maximize revenues. Our business model is aligned around these and other market needs for injectable drug delivery.

As a market-driven company committed to addressing unmet customer and patient needs, we have developed what we consider to be one of the most extensive and differentiated portfolios for injectable drug delivery in our industry. Unlike incumbent device manufacturers, we only develop platform-based technologies with market-leading features that are highly proprietary to us. We can rapidly customize products from each of these established platforms to address specific customer, therapy, manufacturing and patient requirements. We believe the breadth, depth, flexibility and differentiation of our portfolio makes us attractive to pharmaceutical customers who are seeking a preferred partner for the supply of high-quality products that can optimize the clinical development and commercial lifecycles of their injectable therapies. With most pharmaceutical companies having a large portfolio of pipeline and approved injectable drugs and vaccines, each of these relationships has significant potential to expand over time as additional programs are added to the partnership.

We have a large and rapidly expanding patent portfolio that seeks to provide IP protection in the U.S. and other international territories. For every granted patent, we have many more filed and in various stages of examination. Our patent portfolio is evenly distributed among all our technology platforms. To protect both our commercial interests, as well as our customers, we aggressively defend our novel intellectual property including functional aspects of our technologies, components, processes and methods of use, as well as other aspects of the manufacturing or assembly process that may provide a market advantage. Independent third-party analyses and opinions have been performed for our products so Unilife and its customers can maintain freedom to operate.

Our modern state-of-the-art U.S. based production facilities, advanced operational capabilities and high-performance team are well-established and structured to support the continuous development, production and supply of our devices to a growing base of pharmaceutical customers. These broad business capabilities are driven by fully-integrated enterprise software and quality management systems that complement those of our pharmaceutical customers. We have established a world-class team with deep scientific expertise and broad technical capabilities that have been attracted to join Unilife, with most having held senior roles at other leading medical device and pharmaceutical companies. By aligning our operational strengths and human expertise around a business structure and quality systems that enable us to support customer needs with speed, agility and reliability, we seek to out-innovate and out-perform the competition.

As a developer, manufacturer and supplier of an extensive portfolio of proprietary injectable drug delivery systems, we do much more than simply sell injectable drug delivery systems to pharmaceutical companies. Rather than competing against commodity products on the basis of price, our focus is to create value for our customers by offering a broad portfolio of best-in-class technologies that are user-preferred, customizable and visually distinctive to the competition. Furthermore, our business flexibility enables us to enter into contracts that give customers the opportunity to leverage the unique benefits we can offer to generate powerful differentiation for their injectable therapies. In some cases, Unilife may benefit from the unique value we can potentially generate for customers, via the receipt of upfront fees for the exclusive right to purchase a product within a particular therapeutic class, sub-class, indication or drug. In other instances, we may receive a royalty of commercial sales of the drug itself. We consider such symbiotic partnerships between drug and device manufacturers to be the way of the future.

The partnerships that we establish with pharmaceutical companies may originate during the early or late-stage clinical development of their injectable therapies and continue through the entire commercial lifecycle. With many injectable therapies classified by regulatory authorities as drug-device combination products, our delivery systems can play an important role in the successful clinical development and approval of a biologic, drug or vaccine. In some cases, novel features of our products, which are integral to generating successful clinical outcomes for an injectable therapy may obstruct the future entry of generic or biosimilar rivals that cannot attain equivalent claims. With the delivery systems we develop and sell being proprietary to us, many customers seek to secure continuity of supply by entering into long-term contracts that can generate a reliable stream of recurring revenue to Unilife over many years.

We supply our products to a well-defined base of pharmaceutical and biotechnology companies active in the market for injectable drugs and vaccines under a business-to-business (B2B) model that is designed for maximum efficiency. We do not manufacture our own components or materials, but instead source them from a network of established, reliable suppliers ready for assembly at our facilities. We then supply our products to pharmaceutical manufacturers in a sub-assembly format where they are filled and packaged with the injectable drug or vaccine. With the pharmaceutical customer being primarily responsible for final packaging, shipment, regulatory approval and commercial marketing of the drug-device combination product, we do not require extensive sales and customer support networks. This streamlined business model supports minimal SG&A compared to typical device manufacturers and provides Unilife with attractive target operating margins in the long-term.

The long-term partnerships we build with each pharmaceutical customer create multiple opportunities to generate attractive revenue streams. Potential sources of revenue from each drug program with a customer may include clinical development and customization programs, commercial supply contracts, exclusivity or licensing fees and royalties from net drug sales. The long-term nature of these partnerships may see us initially generate revenue via the customization of one of our products for use with a target drug to support clinical trials or as part of a lifecycle management strategy. Commercial supply contracts can follow which may extend for many years due to the proprietary nature of our devices. Where both parties consider it favorable, we may also receive revenue from exclusivity fees, licensing fees or drug royalties in exchange for the granting of some level of exclusive access to our device within a target area. With each incremental contract capable of generating recurring, accelerating revenue over multiple years, our business model creates the opportunity for sustained rates of business growth.

Commercial Relationships

We are actively seeking to build long-term partnerships with many pharmaceutical and biotechnology companies to address their injectable drug delivery needs and differentiate their products from the competition. We are at various stages in the development of commercial relationships with a number of current and prospective pharmaceutical customers. For the Unifill syringe, we have begun to secure, and seek to secure additional, commercial supply contracts with pharmaceutical and biotechnology companies. These relationships may include the signing of commercial agreements relating to the sale of the Unifill syringe, or the provision of exclusive access to the device within designated therapeutic sub-classes in exchange for upfront fees or royalty payments. These relationships may originate with a single device requirement, and progressively expand over time as we address additional areas of customer need.

During the past year we have signed a long-term supply contract with Biodel, Inc. for the EZ-Mix and a long-term supply contract with Sanofi for the Unifill Finesse. There are also active, ongoing discussions with pharmaceutical and biotechnology companies regarding the development and use of our other proprietary devices mentioned above. We expect to enter into customization or clinical development programs with some of these pharmaceutical companies to develop, customize and supply our proprietary devices for use with target pipeline and approved drugs.

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

Our 165,000 square-foot site includes eleven Class 7 and Class 8 clean rooms totaling 40,000 square feet in size. Environmental factors, including temperature, moisture and particulates, are tightly controlled. Additional features include a ‘Water for Injection’ system, bio-analytical and quality laboratories, a product development center, a machine shop and a 20,000-square-foot warehouse. We believe the facility gives us the capacity to meet the immediate requirements of our pharmaceutical customers, and to progressively expand in line with the development and commercial launch of a series of drug-device combination products.

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

As of July 2013, we had approximately 96 issued patents relating to our safety syringe and primary drug container platforms across more than 24 worldwide jurisdictions, including the United States, Australia, Europe and China. Patents relating to our safety syringe technologies expire at various dates between 2018 and 2032, though patent applications covering relevant advancements in these technologies could extend well beyond that time period once granted.

We also have many additional patent applications pending examination with the USPTO and other international patent organizations which we expect to be granted as patents over the next two years. A significant number of other patent applications are expected to be filed with national and international patent organizations during fiscal year 2014. Unilife’s patent filings have more than doubled in the last two years and now cover all of our product platforms. Unilife’s patent portfolio covers current and anticipated product offerings, as well as process improvements and other value-added innovations which streamline our customers’ assembly and drug filling processes.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or premarket approval from the FDA. The FDA classifies medical devices intended for human use into three classes: Class I, Class II and Class III. Class I or Class II devices require the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Class III devices require premarket approval. Our Unifill syringes are one example of a device platform within our portfolio that does not require 510(k) clearance because it will be sold to drug manufacturers in its component parts for use as a primary packaging container.

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

In Australia, the Therapeutic Goods Administration, or TGA, is responsible for administering the Australian Therapeutics Goods Act. The Office of Devices, Blood and Tissues is the department within the TGA responsible for medical devices. The Australian Register of Therapeutic Goods, or ARTG, controls the legal supply of therapeutic goods in Australia. The ARTG is the register of information about therapeutic goods for human use that may be imported, supplied in, or exported from Australia. Any use of an unapproved medical device in humans, even in pilot trials, requires an exemption from the requirement for inclusion on the ARTG. U.S. manufacturers seeking to market product in Australia must acquire CE certification and lodge manufacturer evidence, including the CE certificate and a Declaration of Conformity to Australian Requirements, with the TGA. The lodging of this information with the TGA is completed by an Australian sponsor, with the assistance/support of the manufacturer. Upon TGA acceptance of the manufacturer evidence, the Australian sponsor/manufacturer must create a medical device inclusion in the ARTG and only is then able to release U.S.-manufactured product in Australia.

With regard to the regulatory process in the European Union and Australia for the Unifill syringe, as in the case of the U.S., it is the responsibility of the pharmaceutical company who will use the Unifill syringe for its drug to obtain final product approvals.

Other Regulations

We are also subject to various federal, state and local laws and regulations, both in the United States and other international territories where we conduct business, relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with such laws or regulations in the future.

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

Competition

The healthcare equipment, pharmaceutical and medical device industry sectors in which we operate are highly competitive. We compete with many companies, both public and private, that range in size from small, highly focused businesses to large diversified multinational manufacturers of healthcare and pharmaceutical equipment, as more fully described below. Some of the large and established companies we are aware of which are active in the injectable drug delivery device market include Becton Dickinson (“BD”), SCHOTT forma vitrum AG (“Schott”), Baxter Biopharma, Gerresheimer Bünde GmbH (“Gerresheimer”), West Pharma, and Ypsomed. We believe that collectively, these companies represent the significant majority of total revenues for this market, with BD having the largest share. Most of these companies are larger and better-capitalized than we are and have an extensive base of pharmaceutical customers. However, we are aware of very few, if any, other companies, that have developed a broad and diversified portfolio of primary drug containers and other injectable drug delivery systems that are suitable for drugs and vaccines supplied in either a liquid stable or reconstitution form for injection as Unilife’s.

Ready-to-Fill (Prefilled Syringes)

We do not believe there are any other companies that offer a ready-to-fill syringe with safety features which are fully integrated within the glass barrel. However, there is a highly concentrated market for the production of standard ready-to-fill syringes for supply to pharmaceutical manufacturers. We are aware of five companies which specialize in the production and supply of glass ready-to-fill syringes. These companies are BD, Gerresheimer, MGlas AG, Schott and Nuova Ompi. We estimate the market concentration rate for these five companies to be approximately 95%. We believe BD’s market share to be in excess of 50%, as it has supply relationships with most pharmaceutical companies and contract manufacturing organizations. Of these five aforementioned companies, we believe that BD is the only one which also markets and supplies ancillary safety products for attachment onto standard prefilled syringes to assist pharmaceutical companies in their compliance with needle stick prevention laws. We are aware of another specialist supplier of ancillary safety products, Safety Syringes Inc, which has contracts with a number of pharmaceutical manufacturers.

Auto-Injectors

The global market for patient self-injection devices such as auto-injectors is relatively consolidated, with BD and a handful of other companies including Ypsomed, Owen Mumford and SHL Group holding the majority of market share.

Wearable Injectors

The global market for wearable injectors (also known as patch pumps) targeted for the administration of large volume, highly viscous biologics (outside of the diabetes class) is emerging. We are not aware of any company that commercially markets these systems in a volume size of 5mL or larger. Companies which are active in the more general market for patch pump infusion systems targeted for use with insulin include large established companies such as BD and Medtronic, as well as smaller companies such as Insulet.

Research and Development

During the fiscal years ended June 30, 2013, 2012 and 2011, we invested approximately $21.7 million, $23.1 million and $9.6 million, respectively, on research and development of our technologies. Research and development costs include activities related to the research, development, design, testing and manufacturing of prototypes of our products. They also include clinical activities and regulatory costs as well as expenses associated with certain consultants engaged in research and development activities along with a portion of the overhead costs we incur to operate our manufacturing facility. The increase in research and development activities largely related to the expansion of the company’s portfolio of injectable drug delivery systems.

Employees

As of September 6, 2013, we had 159 employees and associates, of whom 123 are engaged in operations activities including research and development, quality assurance and manufacturing activities, 7 are engaged in sales, marketing and clinical activities and 29 are engaged in finance, legal and other administrative functions. Most of our employees and all of our executive officers are located at our York, Pennsylvania facility. A small number of our employees, mainly focused on research and development, are located in King of Prussia, Pennsylvania and Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position
Slavko James Joseph Bosnjak	64	Chairman and Director
Alan Shortall	59	Director and Chief Executive Officer
John Lund	47	Director
William Galle	73	Director
Jeff Carter	55	Director
Mary Katherine Wold	60	Director
Ramin Mojdeh	51	Chief Operating Officer and Executive Vice President
R. Richard Wieland II	68	Chief Financial Officer and Executive Vice President
Mark V. Iampietro	60	Vice President of Quality and Regulatory Affairs
J. Christopher Naftzger	46	Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

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

John Lund. Mr. Lund has served as our director since November 2009. Mr. Lund has also served as managing partner of M&A Holdings, LLC, a private consulting company since July 2003, and Upstart CFO, LLC since December 2010. Upstart CFO provides interim CFO and financial consulting to various clients primarily in the healthcare industry. Mr. Lund was vice president of finance and controller of E-rewards, Inc., an internet market research company from February 2009 to March 2011, and vice president and controller of Nexstar Broadcasting Group, Inc., a NASDAQ listed television broadcasting company in 2008. Prior to that, Mr. Lund held chief financial officer and controller positions for various public and private companies, and was a manager at KPMG. Mr. Lund received the Certificate of Director Education from the National Association of Corporate Directors (NACD) and completed various corporate governance courses at Harvard during 2010. Mr. Lund, a certified public accountant, graduated from University of North Texas and has an MBA from Kellogg School of Management. Mr. Lund is a member of the NACD, Financial Executive Institute, American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

We may need to obtain additional funding for our product development programs and commercialization efforts. We cannot provide assurance that we will be able to raise additional funding, if needed, on terms favorable to us, or at all. If we raise additional funds from debt financing, we may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may make it more difficult for us to operate our business. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing shareholders will be reduced, our shareholders may experience additional dilution in net book value, and such equity securities may have rights, preferences or privileges senior to those of our existing shareholders. If we are unable to secure additional funding, our ability to continue operations could be adversely effected.

We have received an audit report that includes an explanatory paragraph stating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern on our fiscal 2013 consolidated financial statements.

The continuation of our Company as a going concern is dependent upon our attaining and maintaining profitable operations and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended June 30, 2013, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing our liquidity. As a result of this uncertainty, we may have a more difficult time obtaining necessary financing.

Our success depends in large part on our ability to achieve substantial commercial sales of our products to customers. If we experience problems or delays in securing favorable agreements to supply our products to customers, our business, including our ability to generate significant revenues, will be materially and adversely affected.

The Unifill syringe is our primary product and, to date, we have derived substantially all of our revenues from our exclusive licensing and industrialization agreements with Sanofi related to its development. However, we have completed the industrialization program and have executed a supply agreement for the Unifill syringe with two pharmaceutical companies, but our ability to generate significant revenues will depend on our ability to negotiate successfully additional supply agreements for the Unifill syringe and our other drug delivery systems with other pharmaceutical companies and to begin supplying substantial quantities of such products under such agreements. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. While we are in advanced stages of negotiating some of these agreements, we cannot assure you if or when we will be able to enter into any additional supply agreements for the Unifill syringe or our other drug delivery systems or what the terms of any such agreements will be. If we are unable to secure additional supply agreements for the Unifill syringe or our other drug delivery systems in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

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

We do not expect to be profitable unless, and until, we achieve commercial scale production and sales of the Unifill syringe and/or generate revenues from other propriety drug delivery systems.

We have incurred, and will continue to incur, significant R&D expenses related to the development and expansion of our proprietary portfolio of injectable drug delivery systems. We will also incur general and administrative expenses related to increasing our manufacturing operations, expanding our sales and marketing capabilities, seeking regulatory approvals, and complying with the requirements related to being a public company in both the United States and Australia. We will not be profitable until we are successful in achieving commercial scale production and sales of the Unifill syringe and/or are generating revenues from other proprietary drug delivery systems such as clinical development programs, industrialization programs, commercial supply contracts, or exclusivity or royalty fees.

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

We employ a supply chain management strategy which seeks to source components and materials from a number of established third party companies. Where possible, we seek to establish dual contracts for the supply of particular components or services. However, there is a risk that our supply lines may be interrupted in the event of a supplier production problem, material recall or financial difficulties. If one of our suppliers is unable to supply materials required for production of our products or our strategies for managing these risks are unsuccessful, we may be unable to complete the production of sufficient quantities of product to fulfill customer orders, or complete the qualification of new replacement materials for some programs in time to meet future production requirements. Prolonged disruptions in the supply of any of our key raw materials, difficulty in completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply could have a material adverse effect on our results of operations, our financial condition or cash flows.

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

The process for obtaining marketing approval or clearance may take a significant period of time and require the expenditure of substantial resources. The process may also require changes to our products or result in limitations on the indicated uses of the products. As a result, our expectations with respect to marketing approval or clearance may prove to be inaccurate, and we may not be able to obtain marketing approval or clearance in a timely manner or at all. In addition, regulatory requirements outside the U.S. change frequently, requiring prompt action to maintain compliance, particularly, when product modifications are required. Following the introduction of a product, these agencies also periodically review our manufacturing processes and product performance. Our failure to comply with the applicable good manufacturing practices, adverse event reporting, clinical trial and other requirements of these agencies could delay or prevent the production, marketing or sale of our products and result in fines, delays or suspensions of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our reputation.

Our target pharmaceutical customers are also subject to government regulations for the manufacturing, approval, marketing and labeling of therapeutic drug products. An effect of the governmental regulation of our customers’ drug products and manufacturing processes is that compliance with regulations makes it costly and time consuming to transition to the use of our drug delivery systems for existing products, or to secure approval for pipeline products targeted for use with our drug delivery systems. If regulation of our customers’ products incorporating our drug delivery systems increases over time, it is likely that this would adversely affect our sales and profitability.

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

The design, manufacture and marketing of medical devices carry a significant risk of product liability claims. We may be held liable if any product we develop and commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals required to commercialize our medical safety products will not protect us from any such liability. We carry product liability insurance. However, if there were to be product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for commercial sales of any of our approved products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. We also intend to seek product liability insurance for any approved products that we may develop or acquire in the future. There is no guarantee that such coverage will be available when we seek it or at a reasonable cost to us.

We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Our issued patents expire at various dates between 2018 and 2032. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any competitive advantage or adequate protection. In particular, the injectable drug delivery systems which we are developing and for which we have filed patent applications are relatively new inventions, and we cannot be sure that we will be able to obtain patents on these inventions. Our issued and future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of terms of patent protection we may have for our products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our products.

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

As of June 30, 2013, we had $11.5 million of goodwill on our balance sheet, which represented 17% of our total assets. We recorded this goodwill primarily from our historical acquisition activities. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Any material impairment of our goodwill would likely have a material adverse impact on our results of operations.

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

•	future announcements concerning our business and that of our competitors including in particular, the progress of our commercial sales for the Unifill syringe and the development programs for the other injectable drug delivery systems;

•	regulatory developments, enforcement actions bearing on advertising, marketing or sales of our current or pipeline products;

•	quarterly variations in operating results;

•	negative reporting about us in the press;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in third party reimbursement practices;

•	fluctuations of investor interest in the medical device sector; and

•	fluctuations in the economy, world political events or general market conditions.

If there are substantial sales of our shares of common stock, our share price could decline.

As of September 6, 2013, we had 97,183,060 shares of common stock outstanding. All of those shares of common stock other than 8,699,856 shares held by our affiliates are freely tradable under the Securities Act. Shares held by our affiliates are eligible for resale pursuant to Rule 144. If our stockholders sell a large number of shares of common stock, or the short interest position increases significantly, the market may perceive that our stockholders might sell a large number of shares, which could cause the price of our common stock to decline significantly.

In addition, as of September 6, 2013, 9,456,348 shares of our common stock are subject to outstanding stock options and warrants. We have registered the shares issuable upon the exercise of options granted under our 2009 Stock Incentive Plan. In addition, we have effective registration statements covering the resale of shares of our common stock that are issuable upon the exercise of our remaining options and warrants. If these options and warrants are exercised and the holders choose to sell their shares, such sales could have an adverse effect on the market price of our common stock.

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

Our certificate of incorporation, bylaws, and the Delaware General Corporation Law may delay or deter a change of control transaction.

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

We also lease 17,000 square feet of office space in King of Prussia, Pennsylvania to support our research and development activities.

We also lease 1,100 square feet of office space in Sydney, Australia which is used for certain finance and administrative operations.

Item 3.	Legal Proceedings

As previously disclosed, on September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination, and we have been defending ourselves vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (“USDC”) on August 30, 2013. The USDC complaint makes the same allegations made by Mr. Smith in the OSHA complaint and does not make any additional material allegations. Given that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, we and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and we will defend ourselves vigorously in court. Given that Mr. Smith has now filed the complaint with the USDC, OSHA has dismissed the OSHA matter without a final determination.

We do not believe there will be any material impact to us or our business as a result of these matters.

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

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock on the Nasdaq Global Market:

Period	High	Low
Fiscal Year 2013:
First Quarter	3.55	2.87
Second Quarter	3.18	2.11
Third Quarter	2.65	2.08
Fourth Quarter	3.94	1.85
Fiscal Year 2012:
First Quarter	5.25	3.37
Second Quarter	5.30	2.95
Third Quarter	4.23	3.24
Fourth Quarter	4.85	3.38

Holders

As of September 6, 2013, we had 97,183,060 shares of common stock outstanding, and there were 286 holders of record of our common stock, including CHESS Depositary Nominees which held shares of our common stock on behalf of 8,179 CDI holders. The closing sales price for our common stock on September 6, 2013 was $3.07 as reported by the Nasdaq Global Market.

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

Private Offering

On April 17, 2013, we issued, pursuant to Section 4(2) of the Securities Act, a warrant to purchase 150,000 shares of common stock to a vendor in connection with services rendered by such vendor. The warrant is exercisable at $2.00 per share, vests upon the first anniversary of the date of grant, and is exercisable for a period of three years from the date of grant.

Performance Graph

The performance graph shown below compares the change in cumulative total shareholder return on shares of common stock with the Nasdaq Stock Market Index (U.S.) and the Nasdaq Health Care Index (U.S.) from February 16, 2010, our first day of trading on the Nasdaq Global Market, through our fiscal year ended June 30, 2013. The graph sets the beginning value of shares of common stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of common stock.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data as of and for each of the years in the five year period ended June 30, 2013. The statements of operations data for the years ended June 30, 2013, 2012 and 2011 and the balance sheet data as of June 30, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All such data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The statements of operations data for the years ended June 30, 2010 and 2009 and the balance sheet data as of June 30, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except share data)
Statements of Operations Data:
Revenues(a)	$2,743	$5,519	$6,650	$11,422	$19,976
Net loss	(63,198)	(52,302)	(40,682)	(29,748)	(517)
Basic and diluted net loss per share	(0.78)	(0.78)	(0.70)	(0.64)	(0.02)
Balance Sheet Data:
Total assets	$68,401	$82,308	$89,478	$64,817	$32,212
Long-term debt, including current portion	23,871	28,765	22,687	2,741	3,133

(a)	Includes $2.6 million, $4.1 million, $3.9 million, $8.9 million and $16.1 million in connection with our exclusive licensing agreement and our industrialization agreement with Sanofi in the years ended June 30, 2013, 2012, 2011, 2010 and 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a U.S. based developer, manufacturer and supplier of injectable drug delivery systems. Our customers are pharmaceutical and biotechnology companies who seek to leverage our innovative, differentiated and customizable devices to enable or enhance the clinical development, regulatory approval and commercial lifecycles of their injectable biologics, drugs and vaccines. We manufacture and supply our proprietary devices to pharmaceutical companies in a format where they can be filled and packaged with an injectable therapy prior to its shipment to the end-user for safe, simple and convenient administration.

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

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of our reporting unit exceeds its estimated fair value. Estimated fair value of our reporting unit is determined utilizing the value implied by our year end quoted stock price. We did not record any goodwill impairments during fiscal 2013, 2012 or 2011.

We have one reporting unit. The reporting unit includes our product lines, the base technology for which we obtained as part of our November 2002 acquisition of Unitract Syringe Pty Limited and the manufacturing capability which we obtained in our January 2007 acquisition of Integrated BioSciences, Inc.

In estimating the reporting unit’s fair value for purposes of our fiscal 2013 impairment assessment, management compared the carrying value of our reporting unit to our market capitalization as of June 30, 2013, which is our annual impairment testing date. Our market capitalization of $303.0 million, based on the quoted stock price on the Nasdaq was in excess of our stockholders’ equity of $35.6 million. Management also considered that market capitalization through early September 2013 continued to be in excess of the carrying value.

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

Results of Operations

The following table summarizes our results of operations for the fiscal years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
	2013	2012	2011
	(in thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$2,820	$1,350
Licensing fees	2,623	2,638	2,527
Product sales and other	120	61	2,773

Total revenues	2,743	5,519	6,650
Cost of product sales	128	584	2,597

Gross profit	2,615	4,935	4,053

Operating expenses:
Research and development	21,749	23,137	9,631
Selling, general and administrative	32,437	27,685	31,571
Depreciation and amortization	9,487	4,582	4,009

Total operating expenses	63,673	55,404	45,211

Operating loss	(61,058)	(50,469)	(41,158)
Interest expense	2,392	2,120	511
Interest income	(54)	(124)	(399)
Other income	(198)	(163)	(588)

Net loss	$(63,198)	$(52,302)	$(40,682)

Net loss per share:
Basic and diluted net loss per share	$(0.78)	$(0.78)	$(0.70)

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues. Revenues decreased by $2.8 million or 50%. During fiscal 2013, we recognized revenue from our exclusive licensing agreement with Sanofi of $2.6 million. We have recognized and will continue to recognize revenue from the exclusive licensing agreement on a straight-line basis over the remaining term of the agreement. Since these revenues are based in euros, fluctuation in the amount of revenue recognized will result from fluctuations in foreign current translation rates. During fiscal 2012, we recognized $1.4 million related to the achievement of the last milestone under our industrialization agreement with Sanofi and $1.4 million related to the clinical development and supply of a novel drug device for targeted organ delivery.

Research and development expenses. Research and development expenses decreased by $1.4 or 6% million due to lower materials costs, which were partially offset by increased payroll costs and research and development share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.8 million or 17%, primarily due to an increase in our non-research and development share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased by $4.9 million or 107%, primarily as a result of a $4.1 million loss on the disposal of certain pieces of equipment during fiscal 2013 and the additional machinery and equipment placed into service during fiscal 2013.

Interest expense. Interest expense increased by $0.3 million primarily resulting from debt incurred in relation to our secured lending facility for production equipment for the Unifill syringe during August 2011.

Interest income. Interest income decreased by $0.1 million, primarily as a result of lower cash balances.

Net loss and loss per share. Net loss during fiscal 2013 and 2012 was $63.2 million and $52.3 million, respectively. Basic and diluted net loss per share was $0.78, on weighted average shares outstanding of 81,165,773 and 67,449,286 during fiscal 2013 and 2012, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our July 2012, October 2012 and February 2013 equity financings.

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

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgage, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of June 30, 2013, cash and cash equivalents were $5.7 million, restricted cash was $2.4 million and our long-term debt was $23.9 million. As of June 30, 2012, cash and cash equivalents were $11.4 million, restricted cash was $2.4 million and our long-term debt was $28.8 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

During July 2012, we issued 6,154,000 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering.

During October 2012, we entered into a Controlled Equity Offering Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the year ended June 30, 2013, we issued 4,990,434 shares of common stock and raised net proceeds of $14.3 million under the Sales Agreement. Subsequent to June 30, 2013, we issued 1,825,145 shares of common stock and raised approximately $5.5 million under the Sales Agreement. We are not obligated to make any additional sales of shares under the Sales Agreement.

During February 2013, we issued 4,460,966 shares of common stock and two warrants to purchase an aggregate of 1,586,988 shares of common stock for net proceeds of $9.6 million, net of issuance costs, through a Securities Purchase Agreement.

We have incurred recurring losses from operations during each of the years in the three-year period ended June 30, 2013 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. We estimate that our cash and cash equivalents of $8.1 million as of June 30, 2013, which includes $2.4 million of restricted cash is sufficient to sustain planned operations through the first quarter of fiscal 2014.

The following table summarizes our cash flows during the fiscal years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$(41,333)	$(43,217)	$(28,521)
Investing activities	(2,240)	(4,000)	(30,037)
Financing activities	37,909	40,742	53,838

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2013 was $41.3 million compared to $43.2 million during fiscal 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal 2013 and fiscal 2012 was $2.2 million and $4.0 million, respectively, as a result of costs incurred in connection with the purchase of machinery and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal 2013 was $37.9 million compared to $40.7 million during fiscal 2012. During fiscal 2013, we received $42.7 million in connection with the issuance of common stock and warrants, partially offset by principal debt repayments of $5.0 million. During fiscal 2012, we received $33.8 million in connection with our public offering of common stock and $9.9 million in proceeds from the issuance of long-term debt, partially offset by principal debt payments of $4.1 million.

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

Contractual Obligations

The following table provides information regarding our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$35,064	$5,285	$4,459	$4,281	$21,039
Operating leases	2,317	470	796	760	291

Total contractual obligations	$37,381	$5,755	$5,255	$5,041	$21,330

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in the SEC rules.

Legal Proceedings

As previously disclosed, on September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination, and we have been defending ourselves vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (“USDC”) on August 30, 2013. The USDC complaint makes the same allegations made by Mr. Smith in the OSHA complaint and does not make any additional material allegations. Given that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, we and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and we will defend ourselves vigorously in court. Given that Mr. Smith has now filed the complaint with the USDC, OSHA has dismissed the OSHA matter without a final determination.

As previously disclosed, subsequent to the filing of the OSHA complaint by Mr. Smith, we received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting us to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In the USDC complaint, Mr. Smith states that he provided the Staff with information about his allegations in July and August 2012. We responded to that subpoena and received a second subpoena from the Staff, requesting additional information consistent with the first subpoena. We are cooperating fully with the Staff and are providing the requested information.

We do not believe there will be any material impact to us or our business as a result of these matters.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new guidance requires an entity to disclose in a single location the effects of reclassifications out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The standard does not change the items which must be reported in other comprehensive income. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Since this guidance impacts presentation only, it will have no effect on our financial condition or our financial statements.

In July 2013, the FASB issued ASC 2013-11, “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. We are currently evaluating the impact of the July 1, 2014 adoption of this guidance on our financial statements.

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

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the fair presentation of our consolidated financial statements.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of June 30, 2013. Their audit report can be found on page 41.

/s/ Alan Shortall

Alan Shortall

Chief Executive Officer

/s/ R. Richard Wieland II

R. Richard Wieland II

Executive Vice President and Chief Financial Officer

/s/ Dennis P. Pyers

Dennis P. Pyers

Vice President, Controller and Chief Accounting Officer

September 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited Unilife Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unilife Corporation as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of the years in the three-year period ended June 30, 2013 and our report dated September 13, 2013 expressed an unqualified opinion on those consolidated financial statements. Our report dated September 13, 2013 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

September 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited the accompanying consolidated balance sheets of Unilife Corporation and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

September 13, 2013

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2013	2012
	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$5,736	$11,410
Restricted cash	2,400	2,400
Accounts receivable	654	1,042
Inventories	71	212
Prepaid expenses and other current assets	409	676

Total current assets	9,270	15,740
Property, plant and equipment, net	46,106	52,514
Goodwill	11,498	12,734
Intangible assets, net	23	34
Other assets	1,504	1,286

Total assets	$68,401	$82,308

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,428	$2,399
Accrued expenses	2,444	2,209
Current portion of long-term debt	3,826	5,655
Deferred revenue	3,010	2,595

Total current liabilities	12,708	12,858
Long-term debt, less current portion	20,045	23,110
Deferred revenue	50	2,595

Total liabilities	32,803	38,563

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2013; none issued or outstanding as of June 30, 2013 and 2012	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2013; 95,602,558 and 75,849,439 shares issued, and 95,573,888 and 75,820,769 shares outstanding as of June 30, 2013 and 2012, respectively	956	758
Additional paid-in-capital	268,157	212,326
Accumulated deficit	(235,832)	(172,634)
Accumulated other comprehensive income	2,457	3,435
Treasury stock, at cost, 28,670 shares as of June 30, 2013 and 2012	(140)	(140)

Total stockholders’ equity	35,598	43,745

Total liabilities and stockholders’ equity	$68,401	$82,308

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended June 30,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Industrialization and development fees	$—	$2,820	$1,350
Licensing fees	2,623	2,638	2,527
Product sales and other	120	61	2,773

Total revenues	2,743	5,519	6,650
Cost of product sales	128	584	2,597

Gross profit	2,615	4,935	4,053

Operating expenses:
Research and development	21,749	23,137	9,631
Selling, general and administrative	32,437	27,685	31,571
Depreciation and amortization	9,487	4,582	4,009

Total operating expenses	63,673	55,404	45,211

Operating loss	(61,058)	(50,469)	(41,158)
Interest expense	2,392	2,120	511
Interest income	(54)	(124)	(399)
Other income	(198)	(163)	(588)

Net loss	(63,198)	(52,302)	(40,682)
Other comprehensive loss:
Foreign currency translation	978	340	(2,700)

Comprehensive loss	$(64,176)	$(52,642)	$(37,982)

Net loss per share:
Basic and diluted net loss per share	$(0.78)	$(0.78)	$(0.70)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Addional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(In thousands, except share data)
Balance as of July 1, 2010	54,761,848	$548	$122,397	$(79,650)	$1,075	$—	$44,370
Net loss	—	—	—	(40,682)	—	—	(40,682)
Foreign currency translation	—	—	—	—	2,700	—	2,700
Share-based compensation expense	443,184	4	10,639	—	—	—	10,643
Issuance of common stock in connection with private placement and share purchase plan, net of issuance costs	7,048,373	70	33,361	—	—	—	33,431
Issuance of common stock upon exercise of stock options	1,670,998	17	3,193	—	—	—	3,210
Purchase of treasury stock	—	—	—	—	—	(100)	(100)

Balance as of June 30, 2011	63,924,403	639	169,590	(120,332)	3,775	(100)	53,572
Net loss	—	—	—	(52,302)	—	—	(52,302)
Foreign currency translation	—	—	—	—	(340)	—	(340)
Share-based compensation expense	3,007,127	30	7,856	—	—	—	7,886
Issuance of common stock from public offering, net of issuance costs	8,250,000	83	33,681	—	—	—	33,764
Issuance of common stock upon exercise of stock options	667,909	6	1,199	—	—	—	1,205
Purchase of treasury stock	—	—	—	—	—	(40)	(40)

Balance as of June 30, 2012	75,849,439	758	212,326	(172,634)	3,435	(140)	43,745
Net loss	—	—	—	(63,198)	—	—	(63,198)
Foreign currency translation	—	—	—	—	(978)	—	(978)
Share-based compensation expense	2,611,167	27	13,260	—	—	—	13,287
Issuance of common stock from public offerings, net of issuance costs	15,605,400	156	39,526	—	—	—	39,682
Exercise of warrant to purchase common stock .	1,424,220	14	2,820	—	—	—	2,834
Issuance of common stock upon exercise of stock options	112,332	1	225	—	—	—	226

Balance as of June 30, 2013	95,602,558	$956	$268,157	$(235,832)	$2,457	$(140)	$35,598

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(63,198)	$(52,302)	$(40,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,435	4,582	3,482
Loss on disposal of equipment	4,052	—	527
Share-based compensation expense	13,287	7,886	9,022
Recognition of deferred revenue	(2,623)	(2,638)	(2,527)
Changes in assets and liabilities:
Accounts receivable	388	(1,029)	1,739
Inventories	141	414	176
Prepaid expenses and other current assets	267	(295)	266
Other assets	(227)	(473)	(552)
Accounts payable	65	844	(515)
Accrued expenses	355	(206)	543
Deferred revenue	725	—	—

Net cash used in operating activities	(41,333)	(43,217)	(28,521)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,240)	(4,000)	(30,037)

Net cash used in investing activities	(2,240)	(4,000)	(30,037)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	9,885	20,190
Principal payments on long-term debt and capital lease agreements	(5,024)	(4,072)	(493)
Proceeds from the issuance of note payable	—	—	6,900
Principal payments on note payable	—	—	(6,900)
Proceeds from the issuance of common stock, net of issuance costs	42,707	33,764	33,431
Proceeds from the exercise of options to purchase common stock	226	1,205	3,210
Purchase of treasury stock	—	(40)	(100)
Increase in restricted cash	—	—	(2,400)

Net cash provided by financing activities	37,909	40,742	53,838
Effect of exchange rate changes on cash	(10)	(25)	1,880

Net decrease in cash and cash equivalents	(5,674)	(6,500)	(2,840)
Cash and cash equivalents at beginning of year	11,410	17,910	20,750

Cash and cash equivalents at end of year	$5,736	$11,410	$17,910

Supplemental disclosure of cash flow information
Cash paid for interest	$2,479	$2,036	$514

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$744	$12	$1,143

Purchases of property, plant and equipment pursuant to capital lease agreements	$74	$320	$249

Purchases of property, plant and equipment through the issuance of warrants	$—	$—	$1,621

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based manufacturer and supplier of injectable drug delivery systems. The Company’s customers are biotechnology companies who seek to leverage its innovative, differentiated and customizable devices to enable or enhance the clinical development, regulatory approval and commercial lifecycles of its injectable biologics, drugs and vaccines. The Company manufactures and supplies its proprietary devices to pharmaceutical companies in a format where they can be filled and packaged with an injectable therapy prior to its shipment to the end-user for safe, simple and convenient administration.

2. Liquidity

The Company has incurred recurring losses from operations in each of the years in the three-year period ended June 30, 2013 and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

The Company needs additional funding to support its operations and capital expenditure requirements. The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and expects to progressively execute agreements featuring a combination of revenue streams including exclusivity fees, device customization programs and supply contracts that are expected to generate cash payments to the Company during calendar 2013. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. The Company is consciously managing its cash position to minimize raising additional equity capital and thereby minimize dilution to existing stockholders.

The Company continues discussions with a financing firm for up to a $20.0 million debt funding program. Combined with the anticipated revenue to be generated from new and existing customer agreements or through other transactions, the Company expects to have sufficient near term liquidity. However, there can be no assurance that such additional funding, or sales transactions, will close as expected or be available when needed. These various factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the year ended June 30, 2013, the Company issued 4,990,434 shares of common stock and raised net proceeds of $14.3 million under the Sales Agreement. Subsequent to June 30, 2013, the Company issued 1,825,145 shares of common stock and raised approximately $5.5 million under the Sales Agreement. The Company is not obligated to make any additional sales of shares under the Sales Agreement.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

	June 30,
	2013	2012
	(In thousands)
Raw materials	$45	$58
Work in process	19	143
Finished goods	7	11

Total inventories	$71	$212

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

Interest expense incurred during the construction of the new headquarters and manufacturing facility has been capitalized as one of the elements of cost and is being amortized over the useful life of the building. Interest capitalized during the year ended June 30, 2011 was $0.3 million with no such capitalized interest during the years ended June 30, 2013 or 2012.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of the Company’s reporting unit exceeds its estimated fair value. Estimated fair value of the Company’s reporting unit is determined utilizing the value implied by the Company’s year-end quoted stock price. The Company performs its annual impairment test at the end of its fiscal year. There were no impairments recorded on goodwill during the years ended June 30, 2013, 2012 or 2011.

Definite-lived intangible assets include patents which are amortized on a straight-line basis over their estimated useful lives of 15 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairments recorded on intangible assets during the years ended June 30, 2013, 2012 or 2011.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

Foreign Currency Translation

The Australian dollar is the functional currency for the Company’s Australian operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange existing at the end of the period. Revenues and expenses are translated at the average exchange rates during the applicable period. Adjustments resulting from these translations are recorded in accumulated other comprehensive income within the Company’s consolidated balance sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in other (income) expense within the Company’s consolidated statements of operations and aggregated less than $0.1 million for each of the years ended June 30, 2013, 2012 and 2011.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The Company recognizes revenue from sales of products at the time of shipment and when title passes to the customer. Product sales from B. Braun, a customer who accounted for 10% or more of the Company’s revenue, was $2.5 million, during the year ended June 30, 2011.

Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising costs of $0.2 million, $0.4 million and $0.6 million during the years ended June 30, 2013, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs, which primarily consist of salaries, benefits, contracted services, design work and prototype development are expensed as incurred.

Net Loss Per Share

Basic net loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share reflect the potential dilution that could occur from common shares issued through common stock equivalents. The dilutive effect of potential common shares, consisting of non-participating restricted stock and outstanding options to purchase common stock, is calculated using the treasury stock method.

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of net loss per share according to the two class method if the impact is dilutive. Shares of the Company’s unvested restricted stock are considered participating securities. However, in the event of a net loss, participating securities are excluded from the calculation of both basic and diluted net loss per share.

Business Segments

The Company operates in one reportable segment, which includes the design, development and manufacture of injectable drug delivery systems. Revenues by geographic location based on location of customer are as follows:

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Domestic	$120	$61	$2,773
International	2,623	5,458	3,877

	$2,743	$5,519	$6,650

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new guidance requires an entity to disclose in a single location the effects of reclassifications out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The standard does not change the items which must be reported in other comprehensive income. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Since this guidance impacts presentation only, it will have no effect on the Company’s financial condition or its financial statements.

In July 2013, the FASB issued ASC 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of the July 1, 2014 adoption of this guidance on it’s financial statements.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the year ended June 30, 2013, the Company issued 4,990,434 shares of common stock and raised net proceeds of $14.3 million under the Sales Agreement. The Company is not obligated to make any additional sales of shares under the Sales Agreement.

In February 2013, the Company issued 4,460,966 shares of common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a Securities Purchase Agreement.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

In connection with the Securities Purchase Agreement, the Company issued two warrants to purchase an aggregate of 1,586,988 shares of common stock. The warrants are exercisable at $3.00 per share and will expire five years from the date of grant. The warrants contain exchange features whereby the warrant holders can exchange the warrants for cash or common stock equal to the value of the warrants at the time of exchange, which value is based upon a contractual formula. Based on the terms of the agreements, the Company has determined that the warrants should be classified as a liability. As of March 31, 2013, the Company recorded a liability of $3.0 million related to the negotiated value of the warrants. In April 2013, the exchange feature was exercised for one of the warrants and a total of 1,424,220 shares of common stock were issued in settlement of a warrant to purchase 1,486,988 shares of common stock and the related warrant liability of $2.8 million was reclassified to equity. As of June 30, 2013, one warrant to purchase 100,000 shares of common stock remains outstanding.

During the year ended June 30, 2013, the Company granted certain directors 75,000 shares of common stock that were vested upon issuance, of which 45,000 shares may not be sold or transferred into such time as the director leaves the Board for any reason, including a change in control. The weighted average grant date fair value of the shares was $3.17 per share.

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $13.3 million, $7.9 million and $9.0 million during the years ended June 30, 2013, 2012 and 2011, respectively.

As of June 30, 2013, the total compensation cost related to all non-vested awards not yet recognized was $14.5 million. This amount is expected to be recognized over a remaining weighted average period of 2.38 years.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of June 30, 2013

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

were valued at $0.25 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 1.1 years to 1.3 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

During the year ended June 30, 2011, the Company issued a total of 1,493,517 options to purchase common stock under the Stock Incentive Plan with a weighted average exercise price of $5.57 per share. A total of 660,000 options vest upon meeting certain performance targets, as defined in the agreements. The remaining options vest over a period of three years. The weighted average grant date fair value of the options was $2.78 per share.

During the year ended June 30, 2011, the Company issued warrants to purchase 375,000 shares of common stock to Keystone Redevelopment Group, LLC (“Keystone’) and warrants to purchase 225,000 shares of common stock to L2 Architecture (“L2”) outside of both the Plan and the Stock Incentive Plan. The warrants issued to Keystone were in partial consideration for managing the development of the Company’s current headquarters and manufacturing facility and the warrants issued to L2 were in partial consideration for the custom design of the facility. The warrants issued to both Keystone and L2 are exercisable at $5.30 per share vested immediately upon issuance and were valued at $2.70 per share. The aggregate fair value of the warrants of $1.6 million has been capitalized and included as a component of the cost of the building.

During the year ended June 30, 2011, the Company issued 2,268,934 options to purchase common stock outside of both the Plan and the Stock Incentive Plan in connection with the Company’s December 2010 private placement as discussed above.

During the year ended June 30, 2012, the Company issued a total of 1,540,000 options to purchase common stock under the Stock Incentive Plan with a weighted-average exercise price of $3.87 per share. A total of 700,000 options vest upon meeting certain performance targets, as defined in the agreements. The remaining options vest over a period of three years.

The following is a summary of activity related to stock options held by employees and directors during the year ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2012	5,577,959	$4.30
Granted	660,000	2.56
Cancelled	(857,818)	5.02
Expired	(258,334)	1.85

Outstanding as of June 30, 2013	5,121,807	$4.08	4.6	$2,014

Exercisable as of June 30, 2013	2,597,670	$3.61	3.1	$1,684

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the year ended June 30, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2012	7,758,699	$7.74
Granted	1,736,988	2.91
Exercised	(1,599,320)	2.90
Expired	(3,637,430)	8.34

Outstanding as of June 30, 2013	4,258,937	$7.08	1.2	$298

Exercisable as of June 30, 2013	3,258,937	$7.47	1.0	$298

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended June 30, 2013, 2012 and 2011 was $0.1 million, $1.5 million and $6.0 million respectively. Of the 3,524,137 non vested options, 1,000,000 are held by a consultant.

The Company currently uses authorized and unissued shares to satisfy stock option exercises.

The weighted average fair value of stock options granted during the years ended June 30, 2013, 2012 and 2011 was $1.69, $1.86 and $2.65 per share, respectively. The weighted average fair value of $2.65 per share during the year ended June 30, 2011 does not include the weighted average fair value of the stock options granted in connection with the Company’s 2010 private placement of $1.26 per share.

The following is a summary of outstanding and exercisable stock options held by employees and directors as of June 30, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$0.00 — $2.00	1,250,000	$1.81	0.3	1,250,000	$1.81	0.3
$2.01 — $5.00	2,150,000	3.56	8.6	555,000	4.03	8.3
$5.01 — $6.83	1,721,807	6.37	2.8	792,670	6.16	3.9

	5,121,807	$4.08	4.6	2,597,670	$3.61	3.1

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

The following is a summary of outstanding and exercisable stock options held by persons other than employees and directors as of June 30, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$0.00 — $2.00	205,000	$1.95	2.1	205,000	$1.95	2.1
$2.01 — $6.00	1,785,003	5.32	2.0	785,003	4.73	2.5
$6.01 — $10.98	2,268,934	8.92	0.4	2,268,934	8.92	0.4

	4,258,937	$7.08	1.2	3,258,937	$7.47	1.0

The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the year ended June 30, 2013, 2012 and 2011:

	Years Ended June 30,
	2013	2012	2011
Number of stock options granted	810,000	1,540,000	2,093,517
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.03%	1.23%	1.96%
Expected volatility	55%	55%	59%
Expected life (in years)	5.44	6.0	5.15

The assumptions noted above for the year ended June 30, 2013 do not include amounts related to the warrants to purchase 1,586,988 shares of common stock issued in connection with the Securities Purchase Agreement. The assumptions noted above for the year ended June 30, 2011 do not include amounts related to the 2,268,934 options issued in the Company’s December 2010 private placement as discussed above.

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

The following is a summary of activity related to restricted stock awards during the year ended June 30, 2013:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2012	4,511,665	$4.86
Granted	2,720,525	3.13
Vested	(3,672,097)	4.95
Cancelled	(305,690)	4.90

Unvested as of June 30, 2013	3,254,403	$3.31

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

During the year ended June 30, 2013, the Company granted 46,332 shares of common stock to certain employees. The Company recorded a charge to operations of $0.1 million related to the issuance of these shares.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	June 30,
	2013	2012
	(In thousands)
Building	$32,188	$32,182
Machinery and equipment	21,682	18,356
Computer software	2,653	2,544
Furniture and fixtures	374	374
Construction in progress	91	5,615
Land	2,036	2,036
Leasehold improvements	88	32

	59,112	61,139
Less: accumulated depreciation and amortization	(13,006)	(8,625)

Property, plant and equipment, net	$46,106	$52,514

Construction in progress as of June 30, 2012 consisted primarily of amounts incurred in connection with machinery and equipment.

Included in depreciation and amortization were losses on disposals of equipment of $4.1 million and $0.5 million during the years ended June 30, 2013 and 2011, respectively. The loss on disposal of equipment incurred during the year ended June 30, 2013 related to the disposal of equipment used in the manufacturing of Unitract products.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2012 and 2013 are as follows:

(In thousands)
Balance as of July 1, 2011	$13,265
Foreign currency translation	(531)

Balance as of June 30, 2012	12,734
Foreign currency translation	(1,236)

Balance as of June 30, 2013	$11,498

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both June 30, 2013 and 2012 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2013	2012
	(In thousands)
Accrued payroll and other employee related expenses	$1,445	$1,411
Accrued other	999	798

Total accrued expenses	$2,444	$2,209

8. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancellable operating leases. The future minimum lease payments related to the Company’s non-cancellable operating lease commitments as of June 30, 2013 were as follows:

For the Year Ending June 30,	(In thousands)
2014	$470
2015	421
2016	375
2017	375
2018	385
Thereafter	291

$2,317

Rental expenses under operating leases during the years ended June 30, 2013, 2012 and 2011 were $0.3 million, $0.2 million and $0.7 million, respectively.

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

As previously disclosed, on September 7, 2012, the Company received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. The Company and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. The Company believes the allegations made by Mr. Smith against the Company are in retaliation for his “for cause” termination and has been defending itself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (“USDC”) on August 30, 2013. The USDC complaint makes the same allegations made by Mr. Smith in the OSHA complaint and does not make any additional material allegations. Given that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, the Company and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and the Company will defend itself vigorously in court. Given that Mr. Smith has now filed the complaint with the USDC, OSHA has dismissed the OSHA matter without a final determination.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

As previously disclosed, subsequent to the filing of the OSHA complaint by Mr. Smith, the Company received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In the USDC complaint, Mr. Smith states that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and received a second subpoena from the Staff, requesting additional information consistent with the first subpoena. The Company is cooperating fully with the Staff and is providing the requested information.

The Company does not believe there will be any material impact to the Company or its business as a result of these matters.

9. Long-Term Debt

Long-term debt consists of the following:

	June 30,
	2013	2012
	(In thousands)
6.00% Mortgage loans, due December 2031	$13,677	$14,033
6.00% Mortgage loans, due October 2020	3,322	3,588
12.85% Secured lending facility, due 2013	2,586	6,420
4.75% Bank term loans, due January 2021 through August 2021	1,701	1,874
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,133	2,182
Other	452	668

	23,871	28,765
Less: current portion of long-term debt	3,826	5,655

Total long-term debt	$20,045	$23,110

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

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 6.00% and 5.38% during the years ended June 30, 2013 and 2012, respectively.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the loan agreement allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of June 30, 2013. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

period of 12 months from June 30, 2013. Cross Farm may prepay the loan, but will incur a prepayment penalty of 2.0%, if it does so before October 2013. The U.S. Department of Agriculture has guaranteed $10.0 million of the loan.

Secured Lending Facility

In August 2011, the Company entered into a Master Lease Agreement with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for the Unifill syringe. Based on the Company’s continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for under the financing method. Over the term of the agreement, the Company will make up to 27 monthly installments based upon the amount drawn. This facility has an effective interest rate of 12.85%. At the end of the initial term, the Company has the option to (i) return the equipment; (ii) extend the term for 12 months followed by optional 6 month extensions terminable by either party; or (iii) repurchase the equipment for a price to be agreed upon by both lessor and lessee. The secured lending facility contains covenants and provisions for events of default customarily found in lease agreements. The Company is negotiating with Varilease to repurchase the equipment.

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

As of June 30, 2013, aggregate maturities of long-term obligations are as follows:

For the Year Ending June 30,	(In thousands)
2014	$3,826
2015	1,142
2016	1,120
2017	1,140
2018	1,207
Thereafter	15,436

$23,871

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands, except share and per share data)
Numerator
Net loss	$(63,198)	$(52,302)	$(40,682)
Denominator
Weighted average number of shares used to compute basic net loss per share	81,165,773	67,449,286	57,891,024
Effect of dilutive options to purchase common stock	—	—	—

Weighted average number of shares used to compute diluted net loss per share	81,165,773	67,449,286	57,891,024

Basic and diluted net loss per share	$(0.78)	$(0.78)	$(0.70)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 4,909,091, 2,715,897 and 1,959,288 were excluded from the calculation of basic and diluted net loss per share during the years ended June 30, 2013, 2012 and 2011, respectively.

In addition, stock options (non-participating securities) totaling 7,996,935, 10,145,641, and 8,998,164 during the years ended June 30, 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the years ended June 30, 2013, 2012 and 2011, these shares would have had an effect of 595,550, 1,100,720, and 1,861,935 diluted shares, respectively, for purposes of calculating diluted net loss per share.

11. Income Taxes

For the years ended June 30, 2013, 2012 and 2011, income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2013	2012	2011
	(In thousands)
Domestic	$(63,752)	$(56,873)	$(41,529)
International	554	4,571	847

	$(63,198)	$(52,302)	$(40,682)

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Tax Rate Reconciliation

Income tax expense (benefit) is as follows:

	Year Ended June 30,
	2013			2012			2011
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(In thousands)
U.S. Federal	$—	$(21,188)	$(21,188)	$—	$(19,065)	$(19,065)	$—	$(13,907)	$(13,907)
State	—	(6,226)	(6,226)	—	(5,602)	(5,602)	—	(4,086)	(4,086)
International	—	177	177	—	586	586	—	279	279
Changes in valuation allowance	—	27,237	27,237	—	24,081	24,081	—	17,714	17,714

Income tax provision	$—	$—	$—	$—	$—	$—	$—	$—	$—

Income tax expense (benefit) was $0 for the years ended June 30, 2013, 2012 and 2011 and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended June 30,
	2013	2012	2011
Tax at U.S. statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(10)%	(10)%	(10)%
Non-deductible and non-taxable items	1%	1%	1%
Change in valuation allowance	44%	44%	44%

	0%	0%	0%

Significant Components of Deferred Taxes

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets (liabilities) at June 30, 2013 and 2012 are presented below:

	June 30,
	2013	2012
	(In thousands)
Net operating loss carryforwards	$73,578	$54,978
Share-based compensation expense	14,258	8,413
Deferred revenue	837	1,557
Depreciation differences	(3,421)	(5,379)
Valuation allowance	(85,252)	(59,569)

Net deferred taxes	$—	$—

The valuation allowance for deferred tax assets as of June 30, 2013 and 2012 was $85.3 million and $59.6 million, respectively. The net change in the total valuation allowance was an increase of $25.7 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or prior to the expiration of the net operating loss carryforwards. Management considers the

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making the assessment as to the realizability of deferred tax assets. Based upon the level of historical taxable income and uncertainty regarding projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management does not believe it is more likely than not that the Company will realize the benefits of these net operating losses and deductible temporary differences, as of June 30, 2013 and 2012. Therefore, a full valuation allowance has been provided as of June 30, 2013 and 2012. The amount of the net deferred tax assets considered realizable; however, could change if estimates of future taxable income during the carryforward period are increased.

As of June 30, 2013, the Company had net operating loss carryforwards for U.S federal, state and Australian income tax purposes of approximately $152.3 million, $152.3 million and $21.9 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $21.9 million as of June 30, 2013 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 20% of taxable income after modifications and apportionment, or $3.0 million on state net operating losses utilized in any one year.

Management has evaluated the tax positions taken and has concluded that no liability for unrecognized tax benefits was required to be recorded for the years ended June 30, 2013, 2012 and 2011.

The Company files Australian, U.S. federal and state income tax returns. The Company is not subject to examination in any jurisdiction at this time. As a result of the net operating losses in prior years, the statute of limitations will remain open for a period following any utilization of net operating loss carryforwards and as such these periods remain subject to examination.

12. Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering all U.S. employees (the “Plan”). Participating employees may contribute up to 100% of their pre-tax earnings, subject to the statutory limits. Effective January 1, 2012, the Company began a discretionary match to participant contributions into the Plan. The Company contributes fifty cents for each dollar a participant contributes, with a maximum of 3% of a participants’ eligible earnings. The contributions made by the Company vest 50% upon two years of service and 100% upon three years of service. During the years ended June 30, 2013 and 2012, the Company paid $0.3 million and $0.1 million, respectively to match employee contributions. During the year ended June 30, 2011, the Company did not match any employee contributions.

Additionally, during the year ended June 30, 2013, the Company made a discretionary contribution of 1% of compensation, as defined to all eligible employees, which amounted to $0.1 million. During the years ended June 30, 2012 and 2011, the Company did not make any discretionary contributions.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

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

14. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2013		June 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Cash equivalents — certificates of deposit	$—	$—	$1,003	$1,003

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

15. Related Party Transactions

The Company has an agreement with a consulting firm, of which a member of the Company’s board of directors is the principal. Under the terms of the agreement, the Company pays a commercial arm’s length fee for finance, accounting and secretarial consulting services within Australia to be performed. Amounts paid to the consulting entity during the years ending June 30, 2013, 2012 and 2011 were $0.2 million, $0.2 million and $0.3 million, respectively.

16. Quarterly Results (unaudited)

	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013
	(In thousands, except per share data)
Year Ended June 30, 2013
Revenues	$692	$699	$685	$667
Gross profit	633	677	639	666
Net loss	(12,497)	(14,640)	(14,084)	(21,977)
Basic and diluted loss per share	$(0.16)	$(0.19)	$(0.17)	$(0.25)

	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012
	(In thousands, except per share data)
Year Ended June 30, 2012
Revenues	$2,130	$912	$1,251	$1,226
Gross profit	2,056	896	1,233	750
Net loss	(9,705)	(12,850)	(14,886)	(14,861)
Basic and diluted loss per share	$(0.16)	$(0.19)	$(0.21)	$(0.21)

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the periods.

17. Subsequent Events

On September 3, 2013, the Company entered into a long-term supply contract with Sanofi, pursuant to which it has agreed to supply Sanofi with the Unifill Finesse™, a customized device from its Unifill® platform of prefilled syringes with automatic, needle retraction, for use with the anti-thrombotic therapy Enoxaparin Sodium sold under the brand names Lovenox® and Clexane® (“Lovenox”). The contract period can extend up to 2024. The Company has granted Sanofi the exclusive use of the Unifill Finesse with anti-thrombotic drugs during the contract period. Following a four year ramp-up period after market entry, exclusivity will be maintained, subject to Sanofi purchasing a minimum of 150 million units of the Unifill Finesse or other Unifill syringes per year. The Company can supply its Unifill syringes, including the Unifill Finesse, to additional customers in all other therapeutic classes outside of anti-thrombotics. In addition to future revenue from the sale of Unifill Finesse syringes, the Company may receive up to $15 million from Sanofi in milestones based payments with $5.0 million of these payments expected in calendar 2013. This supply contract replaces and supersedes all other agreements previously signed between both parties regarding the Unifill syringe platform.

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

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d — 15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On September 12, 2013, the Company and Dr. Ramin Mojdeh, its Chief Operating Officer, entered into an amendment to his employment agreement, dated June 14, 2012, amending certain provisions of such agreement (the “Amendment”). The Amendment is filed as an exhibit to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding directors, executive officers and corporate governance is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the headings “Election of Directors” and “Board of Directors and Corporate Governance”. Information regarding directors and executive officers is set forth in Item 1 of Part I of this Report under the caption “Directors and Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the 2013 Proxy Statement under the headings of “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 is incorporated by reference to the 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information.”

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

Comparative Performance Graph

The performance graph shown below compares the change in cumulative total stockholder return of Unilife Corporation’s Chess Depository Interest (CDI), the ASX All Ordinaries Index and the S&P/ASX 200 Health Care Index for the five year period ended June 30, 2013. The graph sets the beginning value of shares of CDIs and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of the Company’s common stock or CDIs.

Distribution of Common Stock and CDI Holders as of September 6, 2013

	Common Stock		CDIs
	Number of Holders	Number of Shares of Common Stock	Number of Holders	Number of CDIs
1 — 1,000	171	77,379	1,377	706,024
1,001 — 5,000	59	134,558	2,378	6,900,897
5,001 — 10,000	13	85,821	1,196	9,511,779
10,001 — 100,000	27	1,010,513	2,723	90,276,451
100,001 — and over	16	95,874,789	505	170,284,567

	286	97,183,060	8,179	277,679,718

The number of stockholders holding less than a marketable parcel of shares was 952 as of September 6, 2013.

There is no current on-market buy-back of the Company’s securities.

Twenty Largest CDI Holders as of September 6, 2013

Rank	Name	Number of CDIs Held	% of CDIs Outstanding
1.	Citicorp Nominees Pty Ltd	6,157,332	2.22
2.	Penila Investments Pty Ltd <Hornung Superannuation A/C>	4,545,870	1.64
3.	Joseph Kaal	3,417,059	1.23
4.	Mr. Bradley Gavin Downes	3,034,169	1.09
5.	Admark Investments Pty Ltd <JS Pinto Super Fund A/C>	3,000,000	1.08
6.	Hertogs Investments Pty Ltd	2,800,000	1.01
7.	Torsby Pty Ltd <Bosnjak Family S/F A/C>	2,746,230	0.99
8.	Mr. Dennis John Banks <The Banks Family A/C>	2,405,938	0.87
9.	Thorley Management Pty Ltd <Thorley Investment A/C>	2,270,897	0.82
10.	JP Morgan Nominees Australia Ltd <Cash Income A/C>	2,224,736	0.80
11.	Omah Nominees Pty Ltd <The PJH A/C>	2,000,000	0.72
12.	Regnal Superannuation Pty Ltd <Regnal Super Fund A/C>	1,971,000	0.71
13.	HSBC Custody Nominees (Australia) Limited — A/C 3	1,863,081	0.67
14.	UBS Nominees Pty Ltd	1,668,414	0.60
15.	Mrs. Cherie Ann Lauder + Mr. John William Lauder <J&C Lauder Family S/F A/C>	1,643,234	0.59
16.	J & N Kaal Pty Ltd <Kaal Superfund A/C>	1,585,365	0.57
17.	Mr. Warwick Wright	1,540,000	0.56
18.	Hertogs Family Superannuation Fund Pty Ltd <Hertogs Family S/Fund A/C>	1,450,000	0.52
19	Mr. Alan Shortall	1,420,560	0.51
20.	Mr. Michael Anthony Logan + Mrs Robyn Joy Logan <Marj Super Fund A/C>	1,320,000	0.48

Total		49,063,885	17.68

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

Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives

Information regarding executive compensation required by Item 11 of Form 10-K, including a discussion in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities, will be contained in the 2013 Proxy Statement under the caption “Executive Compensation,” and is incorporated by reference.

Recommendation 1.3 — Disclosure of information under Principle 1 of the ASX Governance Recommendations

Reporting Requirement

The Company has complied with Recommendation 1.1 to 1.3 during the fiscal year ended June 30, 2013 other than in regards to the inclusion of certain recommendation disclosures in our 2013 Proxy Statement as opposed to this annual report.

Principle 2 — Structure the Board to add value

Recommendation 2.1 — A majority of the board should be independent directors

Recommendation 2.2 — The chair should be an independent director

Recommendation 2.3 — The roles of Chairman and Chief Executive Officer should not be exercised by the same individual

The Board of Directors is currently comprised of six directors. The six directors include five non-executive directors (including the Chairman of the Board) and one executive director (being the Chief Executive Officer) with the role of Chairman and Chief Executive Officer being exercised by different individuals, which is set forth in our Board Charter. Four of the five non-executive directors are “independent” as defined in the Nasdaq listing rules and the ASX listing rules. These independent directors are Messrs. Bosnjak, Lund and Galle and Ms. Wold.

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

Recommendation 2.4 — The board should establish a nomination committee

The Company has established a Nominating and Corporate Governance Committee which consists of all independent directors (including the Chairman of the Nominating and Corporate Governance Committee). The members of the Nominating and Corporate Governance Committee are Mr. Bosnjak (Chair), Mr. Lund, and Mr. Galle. The Corporate Governance Committee Charter includes the process and criteria for selecting new directors. A copy of the Nominating and Corporate Governance Committee Charter is available on the corporate governance section of the Company’s website.

Reporting Requirement

The Company has complied with Recommendation 2.1 to 2.4 during the fiscal year ended June 30, 2013 other than in regards to the inclusion of certain recommendation disclosure in our 2013 Proxy Statement as opposed to this annual report.

Recommendation 2.5 — Disclose the process for evaluating the performance of the Board, its committees and individual directors

Reporting Requirement

The Corporate Governance & Nominating Committee periodically undertakes a formal review of the performance of the Board, its committees and individual directors.

Recommendation 2.6 — Disclosure of information under Principle 2 of the ASX Governance Recommendations

Reporting Requirement

The Corporate Governance & Nominating Committee looks to recruit Board members with a mix of skills and diverse backgrounds. Biographies of the board members are included elsewhere in this annual report.

Information regarding our directors, including biographical information and share ownership information required by Items 10 and 12 of Form 10-K will be included in the 2013 Proxy Statement under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

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

During the year ended June 30, 2012, the Board of Directors adopted a Diversity Policy. Diversity at Unilife signifies not only a blend of races, genders, ages, ethnicities, religions, cultural backgrounds, languages, social backgrounds and military service but also a range of experiences, perspectives, skill sets, capabilities and thought. The Board, with the assistance of the Nominating and Governance Committee and management, is working to establish a baseline to establish and measure diversity objectives.

Recommendation 3.4 — Disclosure of the proportion of women employees in the whole organization, women in senior executive positions and women on the Board

Unilife is committed to driving diversity across all levels of the Company. As of June 30, 2013, women represented approximately 34% (55 of 163) of the total employee base, 21% (3 of 14) of the executive management and 17% (1 out of 6) of the Board of Directors.

Recommendation 3.5 — Disclosure of information under Principle 3 of the ASX Governance Recommendations

Reporting Requirement

Save as set forth above, the Company has complied with Recommendation 3.1 to 3.5 during the fiscal year ended June 30, 2013.

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

Reporting Requirement

The Company has complied with Recommendation 4.1 to 4.3 during the fiscal year ended June 30, 2013.

Recommendation 4.4 — Disclosure of information under Principle 4 of the ASX Governance Recommendations

Reporting Requirement

Information regarding the skills, experience and expertise of directors, including audit committee members in accordance with U.S disclosure requirements, will be included in the 2013 Proxy Statement.

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

Reporting Requirement

The Company has complied with Recommendation 5.1 and 5.2 during the fiscal year ended June 30, 2013.

Principle 6 — Respect the rights of shareholders

Recommendation 6.1 — Design a communications policy for promoting effective communication with shareholders and encourage their participation at stockholder’s meetings and disclose those policies

Recommendation 6.2 — Disclosure of information under Principle 6 of the ASX Governance Recommendations

While the Company has not adopted a formal communications policy as recommended under Recommendation 6.1, the Company communicates information to shareholders through a range of media including annual reports, public (ASX and SEC) announcements and via the Company’s website. The Company provides advanced notice of group briefings, including earning calls, shareholder meetings and investor events, and to the extent practicable provides webcast links on its website. Key financial information and stock performance are also available on the Company’s website. Shareholders can raise questions with the Company by contacting the Company via telephone, facsimile, post or email, with relevant contact details being available on the Company’s website.

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

Reporting requirement

Save as set out above, the Company has complied with Recommendation 6.1 and 6.2 for the fiscal year ended June 30, 2013.

Principle 7 — Recognize and manage risk

Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it

The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during the fiscal year ended June 30, 2013 included liquidity or funding risk and operational risks associated with the finalization of the Company’s industrialization of its Unifill syringe.

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

The Company has a Risk Management Policy, which is designed to ensure that risks including, amongst others, technology risks, economic risks, financial risks and other operational risks are identified, evaluated and mitigated to enable the achievement of the Company’s goals.

Reporting requirement

The Company has complied with Recommendation 7.1 for the fiscal year ended June 30, 2013.

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

The Company has complied with Recommendation 7.2 for the fiscal year ended June 30, 2013.

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

For the reasons stated above, the Company has complied with Recommendation 7.3 for the fiscal year ended June 30, 2013.

Recommendation 7.4 — Disclosure of information under Principle 7 of the ASX Governance Recommendations

Reporting requirement

Except as disclosed above, the Company believes that the aforementioned reporting meets, or exceeds, the requirements of Recommendation 7.2 to 7.4 for the fiscal year ended June 30, 2013.

Principle 8 — Remunerate fairly and responsibly

Recommendation 8.1 — Establish a Remuneration Committee

The Company has established a Compensation Committee to review and assess executive and director compensation. A copy of the Compensation Committee Charter is available on the corporate governance section of the Company’s website.

Recommendation 8.2 — The Compensation Committee should be structured so that it consists of a majority of independent directors, is chaired by an independent chair and has at least three members.

The Company has established a Compensation Committee which consists of solely independent directors (including the Chairman of the Compensation Committee). The members of the Compensation Committee are Mr. Bosnjak (Chair), Mr. Galle and Mr. Lund.

Recommendation 8.3 — Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives

As noted above in the discussion regarding Recommendation 1.2, Item 11 of this Annual Report on Form 10-K includes disclosure relating to the structure of non-executive directors’, executive directors’ and senior executives’ remuneration practices and policies, including its annual performance review process, its external benchmarking review and its meritorious approach to employee performance. The 2013 Proxy Statement will also include a breakdown of compensation by individual directors.

Reporting requirement

Except as previously disclosed, no review or other form of assessment has been undertaken in relation to the directors.

With the exception noted above, the Company complied with the Recommendation 8.1 to 8.3 during the year ended June 30, 2013.

This report is made in accordance with a resolution of the Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the 2013 Proxy Statement under the headings “Information on our Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to the 2013 Proxy Statement under the heading “Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

2.1	Amended and Restated Merger Implementation Agreement dated as of September 1, 2009 between Unilife Medical Solutions Limited and Unilife Corporation		10	2.1	February 11, 2010

2.2	Share Purchase Agreement among Unilife Medical Solutions Limited, Edward Paukovits, Jr., Keith Bocchicchio, and Daniel Adlon dated as of October 25, 2006 and amended as of September 26, 2007		10	2.2	January 6, 2010

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009

3.2	Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010

4.1	Form of Common Stock Certificate		10	4.1	November 12, 2009

4.2	Warrant to Purchase Common Stock dated February 11, 2013 (Buyer)		8-K	4.1	February 11, 2013

4.3	Warrant to Purchase Common Stock dated February 11, 2013 (Placement Agent)		8-K	4.1	February 11, 2013

4.4	Warrant to Purchase Common Stock dated April 17, 2013	X

10.1	Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.1	November 12, 2009

10.2*	First Amendment dated as of June 29, 2009 to Exclusive Agreement dated as of June 30, 2008 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.2	November 12, 2009

10.3*	Industrialization Agreement dated as of June 30, 2009 between Unilife Medical Solutions Limited and Sanofi Winthrop Industrie		10	10.3	February 6, 2010

10.4	Business Lease, dated as of August 17, 2005, between Integrated BioSciences, Inc. and AMC Delancey Heartland Partners, L.P.		10	10.4	November 12, 2009

10.5	Agreement dated as of September 15, 2003 between Integrated BioSciences, Inc. and B. Braun Medical, Inc. and amendments thereto		10	10.5	February 1, 2010

10.6	Promissory Note, dated as of December 30, 2005 between Integrated BioSciences, Inc. and Commerce Bank		10	10.6	November 12, 2009

10.7	Promissory Note, dated as of August 25, 2006 between Integrated BioSciences, Inc. and Commerce Bank		10	10.7	November 12, 2009

10.8	Employment Agreement, dated as of October 26, 2008 between Unilife Medical Solutions Limited and Alan Shortall		10	10.8	November 12, 2009

10.9	Employment Agreement, dated as of February 15, 2005 between Unilife Medical Solutions Limited and Jeff Carter		10	10.9	November 12, 2009

10.10	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Daniel Calvert		10	10.10	November 12, 2009

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

10.11	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Bernhard Opitz		10	10.11	November 12, 2009

10.12	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Mark Iampietro		10	10.12	November 12, 2009

10.13	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Stephen Allan		10	10.13	November 12, 2009

10.14	Employment Agreement, dated as of November 10, 2009 between Unilife Medical Solutions, Inc. and Eugene Shortall		10	10.14	November 12, 2009

10.15	Consulting Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009

10.16	Deed of Mutual Release, dated January 12, 2009 between Unilife Medical Solutions Limited and Jeff Carter		10	10.16	November 12, 2009

10.17	Unilife Corporation Employee Stock Option Plan		10	10.17	November 12, 2009

10.18	Unilife Corporation 2009 Stock Incentive Plan		10	10.18	November 12, 2009

10.19	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009

10.20	Agreement dated November 12, 2009 between Unilife Medical Solutions, Inc. and Mikron Assembly Technology		10	10.20	February 10, 2010

10.21	Purchase and Mutual Indemnification Agreement dated November 16, 2009 between Unilife Cross Farm LLC and Greenspring Partners, LP		10	10.21	January 6, 2010

10.22	Offer of assistance dated October 16, 2009 from the Commonwealth of Pennsylvania to Unilife Medical Solutions and acceptance of the offer		10	10.22	January 6, 2010

10.23	Agreement Between Unilife Cross Farm LLC and L2 Architecture dated as of December 29, 2009, as amended		10	10.23	January 6, 2010

10.24	Agreement between Unilife Cross Farm LLC and HSC Builders & Construction Managers dated as of December 14, 2009, as amended		10	10.24	January 6, 2010

10.25	Development Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Keystone Redevelopment Group LLC		10	10.25	February 1, 2010

10.26	Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10	10.26	January 6, 2010

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

10.27	Form of Share Purchase Agreement between Unilife Medical Solutions Limited and each of the US investors in the October and November 2009 private placement		10	10.27	January 6, 2010

10.28	Form of Subscription Agreement between Unilife Medical Solutions Limited and each of the Australian investors in the October and November 2009 private placement		10	10.28	January 6, 2010

10.29	2009 Share Purchase Plan Terms and Conditions		10	10.29	January 6, 2010

10.30	Offer Letter dated November 12, 2008 from Unilife Medical Solutions Limited to Daniel Calvert		10	10.30	February 1, 2010

10.31	Offer Letter dated November 20, 2008 from the Coelyn Group, on behalf of Unilife Medical Solutions Limited to Bernhard Opitz		10	10.31	February 1, 2010

10.32	Consulting Agreement between Unilife Medical Solutions Limited and Medical Middle East Limited		10	10.32	February 1, 2010

10.33	Option Deed, dated January 21, 2010 between Unilife Medical Solutions Limited and Edward Fine		10	10.33	February 1, 2010

10.34	Deed of Settlement and Release dated October 26, 2008 among Unilife Medical Solutions Limited and Craig Thorley, Joseph Kaal, Alan Shortall and Roger Williamson and notification related thereto dated October 27, 2009		10	10.34	February 10, 2010

10.35	Deed of Confirmation of Intellectual Property Rights and Confidentiality among Unilife Medical Solutions Limited, Unitract Syringe Pty Limited, Craig Thorley and Joseph Kaal		10	10.35	February 10, 2010

10.36	Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan between Unilife Corporation and Alan Shortall		10	10.36	February 1, 2010

10.37	Form of Unilife Corporation Nonstatutory Stock Option Agreement between Unilife Corporation and Alan Shortall		10	10.37	February 1, 2010

10.38	Membership Interest Purchase Agreement, dated December 14, 2009 between Unilife Cross Farm LLC and Cross Farm, LLC.		10	10.38	February 1, 2010

10.39	Letter Agreement dated January 29, 2010 between sanofi-aventis and Unilife Medical Solutions.		10	10.39	February 1, 2010

10.40	Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan		10-Q	10.1	March 24, 2010

10.41	Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010

10.42*	Letter Agreement dated February 25, 2010 between sanofi-aventis and Unilife Medical Solutions Limited		10-Q	10.1	May 17, 2010

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

10.43	Employment Agreement, dated as of June 8, 2010 between Unilife Corporation and R Richard Wieland		8-K	10.1	June 14, 2010

10.44	Separation Agreement and General Release, dated as of June 28, 2010 between Unilife Corporation and Daniel Calvert		8-K	10.1	July 2, 2010

10.45	Employment Agreement, dated as of July 6, 2010 between Unilife Corporation and J. Christopher Naftzger		10-K	10.45	September 28, 2010

10.46	Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers		10-K	10.46	September 28, 2010

10.47	Non-revolving Credit Agreement dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.		10-K	10.47	September 28, 2010

10.48	Non-revolving Promissory Note dated August 13, 2010 between Unilife Cross Farm LLC and Univest National Bank and Trust Co.		10-K	10.48	September 28, 2010

10.49	Surety dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.		10-K	10.49	September 28, 2010

10.50	Security and Control Agreement Regarding Reserve Account dated August 13, 2010 between Unilife Corporation and Univest National Bank and Trust Co.		10-K	10.50	September 28, 2010

10.51	Loan Agreement between Metro Bank and Unilife Cross Farm LLC dated as of October 20, 2010		8-K	10.1	October 26, 2010

10.52	Term Note in the principal amount of $14,250,000 dated as of October 20, 2010		8-K	10.2	October 26, 2010

10.53	Term Note in the principal amount of $3,750,000 dated as of October 20, 2010		8-K	10.3	October 26, 2010

10.54	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Corporation)		8-K	10.4	October 26, 2010

10.55	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Medical Solutions, Inc.)		8-K	10.5	October 26, 2010

10.56	Form of Subscription Agreement between Unilife Corporation and each investor in the December 2010 Regulation S placement		8-K	10.1	December 2, 2010

10.57	Form of Option Agreement between Unilife Corporation and each investor in the December 2010 Regulation S placement		8-K	10.2	December 2, 2010

10.58	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

10.59	Form of Subscription Agreement (the Company entered into separate Subscription Agreements with the investors in substantially the same form set forth in Exhibit 10.1)		8-K	10.1	December 2, 2010

10.60	Form of Option Agreement (the Company entered into separate Option Agreements with the investors in substantially the same form set forth in Exhibit 10.2)		8-K	10.2	December 2, 2010

10.61	2010 Unilife Share Purchase Plan Terms and Conditions		8-K	10.1	January 6, 2011

10.62	Separation Agreement and General Release between Unilife Corporation and Bernhard Opitz		10-Q	10.5	February 14, 2011

10.63	Employment Agreement dated February 7, 2011 between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.1	February 7, 2011

10.64	Amendment to Executive Employment Agreement, dated July 18, 2011 between Unilife Corporation and Alan D. Shortall		10-Q	10.1	November 9, 2011

10.65	Master Lease Agreement dated August 15, 2011 between Unilife Medical Solutions, Inc. and Varilease Finance, Inc.		10-Q	10.2	November 9, 2011

10.66	Guaranty to Varilease Finance, Inc. from Unilife Corporation, dated August 15, 2011		10-Q	10.3	November 9, 2011

10.67	Employment Agreement, effective October 1, 2011 between Unilife Corporation and Alan D. Shortall		10-Q	10.4	November 9, 2011

10.68	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and R. Richard Wieland		10-Q	10.5	November 9, 2011

10.69	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and J. Christopher Naftzger		10-Q	10.6	November 9, 2011

10.70	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and Mark Iampietro		10-Q	10.7	November 9, 2011

10.71	Employment Agreement, effective July 1, 2012 between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.1	June 15, 2012

10.72	Controlled Equity Offering Sales Agreement, dated October 3, 2012, by and between Unilife Corporation and Cantor Fitzgerald & Co.		8-K	10.1	October 4, 2012

10.73	Securities Purchase Agreement by and between Unilife Corporation and the buyer listed therein dated February 11, 2013.		8-K	10.1	February 11, 2013

Exhibit No.		Included Herewith	Incorporated by Reference Herein
	Description of Exhibit		Form	Exhibit	Filing Date

10.74	Placement Agent Agreement, dated February 11, 2013 by and between Unilife Corporation and Westor Capital Group, Inc.		8-K	10.2	February 11, 2013

10.75	Letter Agreement, dated May 14, 2013, between Unilife Corporation and Ramin Mojdeh, Ph.D	X

10.76	Amendment to Employment Agreement, effective September 12, 2013 between Unilife Corporation and Ramin Mojdeh, Ph.D	X

12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges	X

21	List of subsidiaries of Unilife Corporation	X

23.1	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Name	Title	Date

/s/ Alan Shortall Alan Shortall	Director and Chief Executive Officer (Principal Executive Officer)	September 13, 2013

/s/ R. Richard Wieland II R. Richard Wieland II	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	September 13, 203

/s/ Dennis P. Pyers Dennis P. Pyers	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	September 13, 2013

/s/ John Lund John Lund	Director	September 13, 2013

/s/ William Galle William Galle	Director	September 13, 2013

/s/ Jeff Carter Jeff Carter	Director	September 13, 2013

/s/ Slavko James Joseph Bosnjak Slavko James Joseph Bosnjak	Chairman and Director	September 13, 2013

/s/ Mary Katherine Wold Mary Katherine Wold	Director	September 13, 2013