Form 10-Q
period 2013-09-30
Unilife Corp
filed 2013-11-12
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 100,491,541 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2013	June 30, 2013
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$7,416	$5,736
Restricted cash	1,966	2,400
Accounts receivable	5,059	654
Inventories	72	71
Prepaid expenses and other current assets	284	409

Total current assets	14,797	9,270
Property, plant and equipment, net	45,724	46,106
Goodwill	11,712	11,498
Intangible assets, net	23	23
Other assets	1,162	1,504

Total assets	$73,418	$68,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,909	$3,428
Accrued expenses	3,720	2,444
Current portion of long-term debt	2,719	3,826
Deferred revenue	115	3,010

Total current liabilities	8,463	12,708
Long-term debt, less current portion	19,752	20,045
Deferred revenue	5,050	50

Total liabilities	33,265	32,803

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2013; none issued or outstanding as of September 30, 2013 and June 30, 2013	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2013; 100,520,211 and 95,602,558 shares issued, and 100,491,541 and 95,573,888 shares outstanding as of September 30, 2013 and June 30, 2013, respectively	1,005	956
Additional paid-in-capital	283,646	268,157
Accumulated deficit	(247,076)	(235,832)
Accumulated other comprehensive income	2,718	2,457
Treasury stock, at cost, 28,670 shares as of September 30, 2013 and June 30, 2013, respectively	(140)	(140)

Total stockholders’ equity	40,153	35,598

Total liabilities and stockholders’ equity	$73,418	$68,401

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Revenue	$3,187	$692
Cost of product sales	—	59

Gross profit	3,187	633

Operating expenses:
Research and development	6,399	4,738
Selling, general and administrative	6,520	6,577
Depreciation and amortization	1,042	1,223

Total operating expenses	13,961	12,538

Operating loss	(10,774)	(11,905)
Interest expense	480	616
Interest income	(6)	(24)
Other income	(4)	—

Net loss	(11,244)	(12,497)
Other comprehensive loss:
Foreign currency translation	(261)	(173)

Total comprehensive loss	$(10,983)	$(12,324)

Net loss per share:
Basic and diluted net loss per share	$(0.12)	$(0.16)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total

	Shares	Amount
	(In thousands, except share data)
Balance as of July 1, 2013	95,602,558	$956	$268,157	$(235,832)	$2,457	$(140)	$35,598
Net loss	—	—	—	(11,244)	—	—	(11,244)
Foreign currency translation	—	—	—	—	261	—	261
Share-based compensation expense	100,500	1	2,635	—	—	—	2,636
Issuance of common stock from public offerings, net of issuance costs	3,512,153	35	10,633	—	—	—	10,668
Issuance of common stock upon exercise of stock options	1,305,000	13	2,221	—	—	—	2,234

Balance as of September 30, 2013	100,520,211	$1,005	$283,646	$(247,076)	$2,718	$(140)	$40,153

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,244)	$(12,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,042	1,223
Share-based compensation expense	2,636	1,555
Recognition of deferred revenue	(3,187)	(663)
Changes in assets and liabilities:
Accounts receivable	935	(69)
Inventories	(1)	5
Prepaid expenses and other current assets	124	213
Other assets	6	3
Accounts payable	(705)	(300)
Accrued expenses	980	18
Deferred revenue	—	50

Net cash used in operating activities	(9,414)	(10,462)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,166)	(111)

Net cash used in investing activities	(1,166)	(111)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,108)	(1,173)
Proceeds from the issuance of common stock and warrants, net of issuance costs	10,668	18,780
Proceeds from the exercise of options to purchase common stock	2,234	—
Decrease in restricted cash	434	—

Net cash provided by financing activities	12,228	17,607
Effect of exchange rate changes on cash	32	14

Net increase in cash and cash equivalents	1,680	7,048
Cash and cash equivalents at beginning of period	5,736	11,410

Cash and cash equivalents at end of period	$7,416	$18,458

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$229	$166

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2013 contained in its Annual Report on Form 10-K.

References to A$ mean the lawful currency of the Commonwealth of Australia. References to € or euros are to the lawful currency of the European Union.

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2013, and the three months ended September 30, 2013, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

The Company needs additional funding to support its operations and capital expenditure requirements. The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and expects to progressively execute agreements featuring a combination of revenue streams including exclusivity fees, device customization programs and supply contracts that are expected to generate cash payments to the Company during calendar 2014. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. The Company is consciously managing its cash position to minimize raising additional equity capital and thereby minimize dilution to existing stockholders.

The Company continues to evaluate debt funding programs available to the Company as part of its overall financing strategy. Combined with the ancipated revenue to be generated from new and existing customer agreements or through other transactions, the Company expects to have sufficient near term liquidity. However, there can be no assurance that such additional funding, or sales transactions, will close as expected or be available when needed. These various factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”) pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the three months ended September 30, 2013, the Company issued 3,512,153 shares of common stock and raised approximately $10.7 million under the Sales Agreement. The Company is not obligated to make any additional sales of shares under the Sales Agreement. As of September 30, 2013, there was approximately $19.2 million available under the Sales Agreement.

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

The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to such events. Milestones can include specific phases of projects such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. Revenue is recognized when each substantive milestone has been achieved and the Company has no future performance obligations related to the milestone.

The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new guidance requires an entity to disclose in a single location the effects of reclassifications out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The standard does not change the items which must be reported in other comprehensive income. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Since this guidance impacts presentation only, it has had no effect on the Company’s financial condition or its financial statements.

In July 2013, the FASB issued ASC 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of the July 1, 2014 adoption of this guidance on its financial statements.

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $2.6 million and $1.6 million during the three months ended September 30, 2013 and 2012, respectively.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of September 30, 2013 were valued at $0.54 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 0.83 years to 0.98 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to stock options held by employees and directors during three months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2013	5,121,807	$4.09
Cancelled	(74,396)	5.55
Exercised	(1,250,000)	1.85

Outstanding as of September 30, 2013	3,797,411	$4.80	5.7	$516

Exercisable as of September 30, 2013	1,332,274	$5.32	5.3	$60

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the three months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2013	4,258,937	$7.19
Granted	300,000	3.11
Exercised	(55,000)	1.85

Outstanding as of September 30, 2013	4,503,937	$6.98	1.2	$328

Exercisable as of September 30, 2013	3,503,937	$7.30	1.2	$328

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended September 30, 2013 was $1.8 million. There were no stock options exercised during the three months ended September 30, 2012.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Number of stock options granted	300,000	270,000
Expected dividend yield	0%	0%
Risk-free interest rate	1.54%	1.54%
Expected volatility	55%	57%
Expected life (in years)	5.0	6.0

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

The following is a summary of activity related to restricted stock awards during the three months ended September 30, 2013:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2013	3,254,403	$3.31
Granted	55,000	3.38
Vested	(402,750)	3.25
Cancelled	(4,500)	3.46

Unvested as of September 30, 2013	2,902,153	$3.32

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	September 30, 2013	June 30, 2013
	(in thousands)
Building	$32,188	$32,188
Machinery and equipment	18,363	21,682
Computer software	2,653	2,653
Furniture and fixtures	556	374
Construction in progress	272	91
Land	2,036	2,036
Leasehold improvements	166	88

	56,234	59,112
Less: accumulated depreciation and amortization	(10,510)	(13,006)

Property, plant and equipment, net	$45,724	$46,106

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2013 are as follows:

(in thousands)
Balance as of July 1, 2013	$11,498
Foreign currency translation	214

Balance as of September 30, 2013	$11,712

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both September 30, 2013 and June 30, 2012 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	June 30, 2013
	(In thousands)
6.00% Mortgage loan, due December 2031	$13,581	$13,677
6.00% Mortgage loan, due October 2020	3,244	3,322
12.85% Secured lending facility, due 2013	1,493	2,586
4.75% Bank term loans, due January 2021 through August 2021	1,656	1,701
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,121	2,133
Other	376	452

	22,471	23,871
Less: current portion of long-term debt	2,719	3,826

Total long-term debt	$19,752	$20,045

Mortgage Loans

In October 2010, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, (“Cross Farm”) entered into a loan agreement with Metro Bank (“Metro”), pursuant to which Metro provided Cross Farm with two mortgage loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s corporate headquarters and manufacturing facility in York, Pennsylvania.

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 6.00% during the three months ended September 30, 2013 and year ended June 30, 2013.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the loan agreement allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of September 30, 2013. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from September 30, 2013. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $10.0 million of the loans.

Secured Lending Facility

In August 2011, the Company entered into a Master Lease Agreement (the “Lease Agreement”) with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for its Unifill syringe. Based on the Company’s continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for as a financing. Over the term of the Lease Agreement, the Company will make up to 27 monthly installments based upon the amount drawn. This facility has an effective interest rate of 12.85%. The secured lending facility contains covenants and provisions for events of default customarily found in lease agreements.

As previously disclosed, on September 30, 2013, Varilease and CCA Financial LLC filed an action in the State of Michigan in the Circuit Court for the County of Oakland, Case No. 2013-136458-CK seeking a judgment confirming the terms of the lease. The Company removed the action to the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-CV-14238-SFC-LJM, on October 4, 2013. Under the Lease Agreement, Varilease and the Company were to negotiate a buyout rate at the end of the two-year lease term, which Varilease represented to the Company during the lease negotiations would be 15% of the amount financed. When the Company notified Varilease that it wanted to exercise the buyout of the equipment, Varilease claimed a buyout rate significantly higher than 15%. Under the terms of the lease, if the parties are unable to agree on a buyout rate by the end of the lease term, the lease will automatically

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

renew for an additional 12-month period and the Company would be responsible for another year of lease payments. Varilease’s action in Michigan state court asked the court to confirm that the parties have been unable to agree on a buyout rate and therefore under the terms of the lease the lease is automatically extended for one year.

The Company also filed suit on September 30, 2013 against Varilease and CCA Financial in the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-cv-14174-SFC-LJM alleging, among other things, that Varilease fraudulently induced the Company into entering the lease by making misrepresentations about the buyout rate. The Company seeks, among things, to have the federal court enforce a 15% buyout rate and to enjoin Varilease from declaring a default under the lease and taking possession of the equipment for which the company would have to impair the carrying value of assets. On October 17, 2013, in a stipulated order, the U.S. District Court ordered that the Company continue to make the same monthly payments under the lease, that as long as the Company makes timely payments, Varilease shall not declare a default, and that Varilease is required to provide advance notice of a default. A conference has been scheduled to take place on November 25, 2013. While the Company intends to vigorously pursue its claims and defend itself in the actions described above, it is not possible to determine the outcome of these matters.

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

8. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2013	2012
	(In thousands, except share and per share data)
Numerator
Net loss	$(11,244)	$(12,497)
Denominator
Weighted average number of shares used to compute basic net loss per share	93,833,603	77,250,687
Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted net loss per share	93,833,603	77,250,687

Basic and diluted net loss per share	$(0.12)	$(0.16)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 3,147,851 and 4,424,146 were excluded from the calculation of basic and diluted net loss per share during the three months ended September 30, 2013 and 2012, respectively.

In addition, stock options (non-participating securities) totaling 6,283,164 and 10,054,103 during the three months ended September 30, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2013 and 2012, these shares would have had an effect of 495,572 and 583,090 diluted shares, respectively, for purposes of calculating diluted net loss per share.

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

As previously disclosed, subsequent to the filing of the OSHA complaint by Mr. Smith on February 12, 2013, the Company received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In the USDC complaint, Mr. Smith states that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and received a second subpoena from the Staff, requesting additional information consistent with the first subpoena. The Company is cooperating fully with the Staff and has provided the requested information.

On November 1, 2013, the Company and certain of its officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Middle District of Pennsylvania alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported stockholder of the Company and all other similarly situated stockholders who purchased the Company’s securities between July 13, 2011 and September 9, 2013 (the “Class Period”). The complaint appears to be mainly based on the meritless allegations made by Mr. Smith in his complaint and generally alleges that the defendants made false and misleading statements regarding the Company’s business, operations and prospects, which allegedly caused the plaintiff and other members of the purported class to purchase the Company’s securities at inflated prices during the Class Period. The lawsuit seeks unspecified damages. With respect to the allegations made in these claims, the Company believes it is in full compliance with all applicable regulatory requirements. In 2013 two regulatory compliance audits of the Company’s quality system were performed. Both audits resulted in zero observations, i.e.,no deviations from applicable quality standards were noted. In February 2013, the Notified Body NSAI (National Standards Authority of Ireland) performed an audit of the quality system, which is equivalent to an FDA audit for European countries. This audit resulted in zero observations, i.e., no deviations from the applicable standards were found. The auditor’s conclusion was that the Company was in compliance with the applicable standards. In March, 2013, the FDA performed an audit of the Company’s quality system and facility. The FDA closed out the audit with no FDA 483 Inspectional Observation issued, i.e., no deviations from the applicable standards were noted. The Company intends to vigorously defend this matter and believes that the allegations are without merit.

The Company does not believe there will be any material impact to the Company or its business as a result of these matters.

10. Business Alliances

Sanofi

The Company signed an exclusivity agreement and an industrialization agreement with Sanofi, a multinational pharmaceutical company, between June 2008 and July 2009. Under the terms of these agreements, Sanofi had agreed to pay the Company an aggregate of approximately $36.4 million in exclusivity fees and industrialization milestone payments for the exclusive right to negotiate the purchase of the Unifill ready-to-fill (prefilled) syringe (Unifill syringe or product) which was developed pursuant to the agreements. Sanofi had paid the Company a €10.0 million ($13.0 million) up front non-refundable one-time fee which the Company was recognizing as revenue over the expected term of the agreement.

On September 3, 2013, the Company and Sanofi entered into a supply agreement and terminated both the exclusivity agreement and the industrialization agreement. As a result, the Company has recognized the remaining unamortized revenue of $2.3 million

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

during the three months ended September 30, 2013. Under the terms of the supply agreement, the Company has granted Sanofi the exclusive use of the Unifill Finesse with anti-thrombotic drugs during the contract period. Following a four year ramp-up period after market entry, exclusivity will be maintained, subject to Sanofi purchasing a minimum of 150 million units of the Unifill Finesse or other Unifill syringes per year. The Company can supply its Unifill syringes, including the Unifill Finesse, to additional customers in all other therapeutic classes outside of anti-thrombotics. In addition to future revenue from the sale of Unifill Finesse syringes, the Company may receive up to $15 million from Sanofi in milestone-based payments with $5.0 million of these payments received in October 2013. This supply contract replaces and supersedes all other agreements previously signed between both parties regarding the Unifill syringe platform.

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

Overview

We are a U.S.-based developer, manufacturer and supplier of injectable drug delivery systems. Our customers are pharmaceutical and biotechnology companies who seek to leverage our innovative, differentiated and customizable devices to enable or enhance the clinical development, regulatory approval and commercial lifecycles of their injectable biologics, drugs and vaccines. We manufacture and supply our proprietary devices to pharmaceutical companies in a format where they can be filled and packaged with an injectable therapy prior to its shipment to the end-user for safe, simple and convenient administration.

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

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Revenue	$3,187	$692
Cost of product sales	—	59

Gross profit	3,187	633

Operating expenses:
Research and development	6,399	4,738
Selling, general and administrative	6,520	6,577
Depreciation and amortization	1,042	1,223

Total operating expenses	13,961	12,538

Operating loss	(10,774)	(11,905)
Interest expense	480	616
Interest income	(6)	(24)
Other income	(4)	—

Net loss	$(11,244)	$(12,497)

Net loss per share:
Basic and diluted net loss per share	$(0.12)	$(0.16)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenue increased by $2.5 million or 361% due to additional revenue recognized from our agreements with Sanofi as well as revenue related to development activities for a new customer.

Research and development expenses. Research and development expenses increased by $1.7 million or 35% due to increased payroll costs and research and development share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.1 million or less than 1%.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.2 million or 15% primarily as a result of a $4.1 million loss on the disposal of certain pieces of equipment during fiscal 2013.

Net loss and net loss per share. Net loss during the three months ended September 30, 2013 and 2012 was $11.2 million and $12.5 million, respectively. Basic and diluted net loss per share was $0.12 and $0.16, respectively, on weighted average shares outstanding of 93,833,603 and 77,250,687. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2012 and February 2013 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgages, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of September 30, 2013, cash and cash equivalents were $7.4 million, restricted cash was $2.0 million and our long-term debt was $22.5 million. As of June 30, 2013, cash and cash equivalents were $5.7 million, restricted cash was $2.4 million and our long-term debt was $23.9 million. The $2.0 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

During October 2012, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the three months ended September 30, 2013, we issued 3,512,153 shares of common stock and raised approximately $10.7 million under the Sales Agreement. We are not obligated to make any additional sales of shares under the Sales Agreement. As of September 30, 2013, there was approximately $19.2 million available under the Sales Agreement.

We have incurred losses from operations during the year ended June 30, 2013 and three months ended September 30, 2013 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. We estimate that our cash and cash equivalents of $9.4 million as of September 30, 2013, which includes $2.0 million of restricted cash is sufficient to sustain planned operations through the second quarter of fiscal 2014.

The following table summarizes our cash flows during the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,414)	$(10,462)
Investing activities	(1,166)	(111)
Financing activities	12,228	17,607

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended September 30, 2013 was $9.4 million compared to $10.5 million during the three months ended September 30, 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended September 30, 2013 and 2012 was $1.2 million and $0.1 million respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September, 2013 was $12.2 million compared to $17.6 million during the three months ended September 30, 2012. During the three months ended September 30, 2013, we received $10.7 million in connection with our public offering of common stock under the Sales Agreement and $2.2 million upon the exercise of stock options, partially offset by principal debt payments of $1.1 million.

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

Foreign Currency Exchange Rate Fluctuations

Certain of our revenues are derived from payments under our exclusive agreement received in euros while we incur most of our expenses in U.S. dollars and Australian dollars. In addition, a portion of our cash and cash equivalents and investments are held at Australian banking institutions and are denominated in Australian dollars. We are exposed to foreign currency exchange rate risks on these amounts. We currently do not utilize options or forward contracts to mitigate changes in foreign currency exchange rates. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenues and expenses of our non-U.S. entities using the average exchange rate during the applicable period.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by us, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination and have been defending ourself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (“USDC”) on August 30, 2013. The USDC complaint makes the same allegations made by Mr. Smith in the OSHA complaint and does not make any additional material allegations. Given that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, we and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and we will defend ourself vigorously in court. Given that Mr. Smith has now filed the complaint with the USDC, OSHA has dismissed the OSHA matter without a final determination.

As previously disclosed, on September 30, 2013, Varilease and CCA Financial LLC filed an action in the State of Michigan in the Circuit Court for the County of Oakland, Case No. 2013-136458-CK seeking a judgment confirming the terms of the lease. We removed the action to the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-CV-14238-SFC-LJM, on October 4, 2013. Under the Lease Agreement, Varilease and us were to negotiate a buyout rate at the end of the two-year lease term, which Varilease represented to us during the lease negotiations would be 15% of the amount financed. When we notified Varilease that we wanted to exercise the buyout of the equipment, Varilease claimed a buyout rate significantly higher than 15%. Under the terms of the lease, if the parties are unable to agree on a buyout rate by the end of the lease term, the lease will automatically renew for an additional 12-month period and we would be responsible for another year of lease payments. Varilease’s action in Michigan state court asked the court to confirm that the parties have been unable to agree on a buyout rate and therefore under the terms of the lease the lease is automatically extended for one year.

We also filed suit on September 30, 2013 against Varilease and CCA Financial in the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-cv-14174-SFC-LJM alleging, among other things, that Varilease fraudulently induced us into entering the lease by making misrepresentations about the buyout rate. We seek, among things, to have the federal court enforce a 15% buyout rate and to enjoin Varilease from declaring a default under the lease and taking possession of the equipment for which we would have to impair the carrying value of assets. On October 17, 2013, in a stipulated order, the U.S. District Court ordered that we continue to make the same monthly payments under the lease, that as long as we make timely payments, Varilease shall not declare a default, and that Varilease is required to provide advance notice of a default. A conference has been scheduled to take place on November 25, 2013. While we intend to vigorously pursue our claims and defend ourself in the actions described above, it is not possible to determine the outcome of these matters.

On November 1, 2013, we and certain of our officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Middle District of Pennsylvania alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported stockholder of the Company, and all other similarly situated stockholders who purchased our securities between July 13, 2011 and September 9, 2013 (the “Class Period”). The complaint appears to be mainly based on the meritless allegations made by Mr. Smith in his complaint and generally alleges that the defendants made false and misleading statements regarding our business, operations and prospects, which allegedly caused the plaintiff and other members of the purported class to purchase our securities at inflated prices during the Class Period. The lawsuit seeks unspecified damages. With respect to the allegations made in these claims, we believe we are in full compliance with all applicable regulatory requirements. In 2013 two regulatory compliance audits of our quality system were performed. Both audits resulted in zero observations, i.e., no deviations from applicable quality standards were noted. In February 2013, the Notified Body NSAI (National Standards Authority of Ireland) performed an audit of the quality system, which is equivalent to an FDA audit for European countries. This audit resulted in zero observations, i.e., no deviations from the applicable standards were found. The auditor’s conclusion was that we were in compliance with the applicable standards. In March, 2013, the FDA performed an audit of our quality system and facility. The FDA closed out the audit with no FDA 483 Inspectional Observation issued, i.e., no deviations from the applicable standards were noted. We intend to vigorously defend this matter and believes that the allegations are without merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2013, we issued, pursuant to Section 4(2) of the Securities Act, a warrant to purchase 150,000 shares of common stock to a vendor in connection with services rendered by such vendor. The warrant is exercisable at $2.89 per share, vests upon the first anniversary of the date of grant, and is exercisable for a period of five years from the date of grant. On September 30, 2013, we issued, pursuant to Section 4(2) of the Securities Act, a warrant to purchase 150,000 shares of common stock to a vendor in connection with services rendered by such vendor. The warrant is exercisable at $3.32 per share, vests upon the first anniversary of the date of grant, and is exercisable for a period of five years from the date of grant.

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

Date: November 12, 2013	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer