Form 10-Q
period 2013-12-31
Unilife Corp
filed 2014-02-10
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 7, 2014, 102,653,512 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31, 2013	June 30, 2013
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$4,314	$5,736
Restricted cash	2,400	2,400
Accounts receivable	2,748	654
Inventories	55	71
Prepaid expenses and other current assets	337	409

Total current assets	9,854	9,270
Property, plant and equipment, net	45,312	46,106
Goodwill	11,166	11,498
Intangible assets, net	21	23
Other assets	652	1,504

Total assets	$67,005	$68,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,785	$3,428
Accrued expenses	3,577	2,444
Current portion of long-term debt	5,596	3,826
Deferred revenue	—	3,010

Total current liabilities	10,958	12,708
Long-term debt, less current portion	19,560	20,045
Deferred revenue	10,068	50

Total liabilities	40,586	32,803

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2013; none issued or outstanding as of December 31, 2013 and June 30, 2013	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2013; 100,787,182 and 95,602,558 shares issued, and 100,758,512 and 95,573,888 shares outstanding as of December 31, 2013 and June 30, 2013, respectively	1,008	956
Additional paid-in-capital	286,735	268,157
Accumulated deficit	(263,359)	(235,832)
Accumulated other comprehensive income	2,175	2,457
Treasury stock, at cost, 28,670 shares as of December 31, 2013 and June 30, 2013, respectively	(140)	(140)

Total stockholders’ equity	26,419	35,598

Total liabilities and stockholders’ equity	$67,005	$68,401

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenue	$3,573	$699	$6,760	$1,391
Cost of product sales	—	22	—	81

Gross profit	3,573	677	6,760	1,310

Operating expenses:
Research and development	7,807	4,994	14,206	9,732
Selling, general and administrative	6,703	8,327	13,223	14,904
Depreciation and amortization	1,000	1,365	2,042	2,588

Total operating expenses	15,510	14,686	29,471	27,224

Operating loss	(11,937)	(14,009)	(22,711)	(25,914)
Interest expense	4,351	645	4,831	1,261
Interest income	(5)	(14)	(11)	(38)
Other income, net	—	—	(4)	—

Net loss	(16,283)	(14,640)	(27,527)	(27,137)
Other comprehensive (income) loss, net:
Foreign currency translation	543	5	282	(168)

Comprehensive loss	$(16,826)	$(14,645)	$(27,809)	$(26,969)

Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.29)	$(0.35)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock	Total
	Shares	Amount	Capital	Deficit	Income
	(In thousands, except share data)
Balance as of July 1, 2013	95,602,558	$956	$268,157	$(235,832)	$2,457	$(140)	$35,598
Net loss	—	—	—	(27,527)	—	—	(27,527)
Foreign currency translation	—	—	—	—	(282)	—	(282)
Share-based compensation expense	348,000	4	5,267	—	—	—	5,271
Issuance of common stock from public offerings, net of issuance costs	3,512,153	35	10,633	—	—	—	10,668
Issuance of common stock upon exercise of stock options	1,324,471	13	2,678	—	—	—	2,691

Balance as of December 31, 2013	100,787,182	$1,008	$286,735	$(263,359)	$2,175	$(140)	$26,419

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net loss	$(27,527)	$(27,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,042	2,588
Share-based compensation expense	5,271	4,518
Recognition of deferred revenue	(3,187)	(1,276)
Non-cash interest expense	3,610	—
Changes in assets and liabilities:
Accounts receivable	(1,851)	938
Inventories	16	56
Prepaid expenses and other current assets	71	(37)
Other assets	2	6
Accounts payable	(658)	(606)
Accrued expenses	1,211	215
Deferred revenue	10,000	—

Net cash used in operating activities	(11,000)	(20,735)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,798)	(1,321)

Net cash used in investing activities	(1,798)	(1,321)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(1,661)	(2,401)
Proceeds from the issuance of common stock and warrants, net of issuance costs	10,668	18,780
Proceeds from the exercise of options to purchase common stock	2,305	171

Net cash provided by financing activities	11,312	16,550
Effect of exchange rate changes on cash	64	10

Net decrease in cash and cash equivalents	(1,422)	(5,496)
Cash and cash equivalents at beginning of period	5,736	11,410

Cash and cash equivalents at end of period	$4,314	$5,914

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$59	$119

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

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2013, and the six months ended December 31, 2013, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

The Company needs additional funding to support its operations and capital expenditure requirements. The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments to the Company during fiscal year 2014. The Company expects to continue to execute agreements and generate additional cash payments during the remainder of calendar year 2014. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. The Company is managing its cash position to minimize raising additional equity capital with the objective of minimizing dilution to existing stockholders.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”) pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the six months ended December 31, 2013, the Company issued 3,512,153 shares of common stock and raised approximately $10.7 million under the Sales Agreement. The Company is not obligated to make any additional sales of shares under the Sales Agreement. As of December 31, 2013, there was approximately $19.2 million available under the Sales Agreement. Subsequent to December 31, 2013, the Company issued 1,500,000 shares of common stock and raised approximately $6.2 million under the Sales Agreement.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The new guidance requires an entity to disclose in a single location the effects of reclassifications out of accumulated other comprehensive income (“AOCI”). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. The standard does not change the items which must be reported in other comprehensive income. ASU 2013-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2012. Since this guidance impacts presentation only, it has had no effect on the Company’s financial condition.

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

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors and consultants of $2.6 million and $2.9 million during the three months ended December 31, 2013 and 2012, respectively and $5.3 million and $4.5 million during the six months ended December 31, 2013 and 2012, respectively.

During the three months ended December 31, 2013 the Company granted certain directors 227,500 shares of common stock which may not be sold or transferred until such time as the director leaves the board for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $3.95 per share.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of December 31, 2013 were valued at $0.97 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 0.61 years to 0.78 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2013	5,121,807	$4.05
Cancelled	(74,396)	5.55
Exercised	(1,250,000)	1.76

Outstanding as of December 31, 2013	3,797,411	$4.77	5.5	$2,068

Exercisable as of December 31, 2013	1,666,024	$4.80	5.7	$755

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2013	4,258,937	$6.89
Granted	300,000	3.11
Exercised	(155,000)	2.56
Expired	(2,268,934)	8.65

Outstanding as of December 31, 2013	2,135,003	$4.80	1.9	$888

Exercisable as of December 31, 2013	1,135,003	$4.09	2.6	$888

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended December 31, 2013 and 2012 was $0 and $0.1 million, respectively. The total intrinsic value of stock options exercised during the six months ended December 31, 2013 and 2012 was $1.8 million and $0.1 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013	2012
Number of stock options granted	300,000	300,000
Expected dividend yield	0%	0%
Risk-free interest rate	1.54%	0.91%
Expected volatility	55%	55%
Expected life (in years)	5.0	6.0

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

The following is a summary of activity related to restricted stock awards during the six months ended December 31, 2013:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2013	3,254,403	$3.31
Granted	75,000	3.54
Vested	(929,150)	3.35
Cancelled	(4,500)	3.46

Unvested as of December 31, 2013	2,395,753	$3.30

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	December 31, 2013	June 30, 2013
	(in thousands)
Building	$32,188	$32,188
Machinery and equipment	18,632	21,682
Computer software	2,653	2,653
Furniture and fixtures	583	374
Construction in progress	481	91
Land	2,036	2,036
Leasehold improvements	166	88

	56,739	59,112
Less: accumulated depreciation and amortization	(11,427)	(13,006)

Property, plant and equipment, net	$45,312	$46,106

6. Goodwill

The changes in the carrying amount of goodwill during the six months ended December 31, 2013 are as follows:

(in thousands)
Balance as of July 1, 2013	$11,498
Foreign currency translation	(332)

Balance as of December 31, 2013	$11,166

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

7. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2013	June 30, 2013
	(In thousands)
6.00% Mortgage loan, due December 2031	$13,474	$13,677
6.00% Mortgage loan, due October 2020	3,170	3,322
14.00% Secured lending facility, due December 2014	4,364	2,586
4.75% Bank term loans, due January 2021 through August 2021	1,611	1,701
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,108	2,133
Other	429	452

	25,156	23,871
Less: current portion of long-term debt	5,596	3,826

Total long-term debt	$19,560	$20,045

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

During construction, Cross Farm paid only interest on both term loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both term loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both term notes was 6.00% during the six months ended December 31, 2013 and the year ended June 30, 2013.

The loan agreement contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the loan agreement allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of December 31, 2013. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from December 31, 2013. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $10.0 million of the loans.

In connection with the two mortgage loans and other bank term loans, the Company has given Metro Bank a lien on substantially all of the Company’s assets except for the Company’s intellectual property and certain other assets that are subject to other third party liens.

Secured Lending Facility

In August 2011, the Company entered into a Master Lease Agreement (the “Lease Agreement”) with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for its Unifill syringe. Based on the Company’s continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for as a financing. Over the term of the Lease Agreement, the Company made 27 monthly installments based upon the amount drawn. This facility has an effective interest rate of 14.00%. The secured lending facility contains covenants and provisions for events of default customarily found in lease agreements.

As previously disclosed on September 30, 2013, Varilease and CCA Financial LLC (collectively, the “Lessors”) filed an action in the State of Michigan in the Circuit Court for the County of Oakland, Case No. 2013-136458-CK seeking a judgment confirming the terms of the lease. The Company removed the action to the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-CV-14238-SFC-LJM, on October 4, 2013. Under the Lease Agreement, Lessors and the Company were to negotiate a buyout rate at the end of the two-year lease term, which Lessors represented to the Company during the lease negotiations would be 15% of the amount financed. When the Company notified Lessors that it wanted to exercise the buyout of the equipment, Lessors claimed a buyout rate significantly higher than 15%. Under the terms of the lease, if the parties are unable to agree on a buyout rate by the end of the lease term, the lease will automatically renew for an additional 12-month period and the Company would be responsible for another year of lease payments. Lessor’s action in Michigan state court asked the court to confirm that the parties have been unable to agree on a buyout rate and therefore under the terms of the lease the lease is automatically extended for one year.

As previously disclosed, the Company also filed suit on September 30, 2013 against Lessors in the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-cv-14174-SFC-LJM alleging, among other things, that Lessors fraudulently induced the Company into entering the lease by making misrepresentations about the buyout rate. The Company sought, among other things, to have the federal court enforce a 15% buyout rate and to enjoin Lessors from declaring a default under the lease and taking possession of the equipment for which the Company would have to impair the carrying value of assets. On October 17, 2013, in a stipulated order, the U.S. District Court ordered that the Company continue to make the same monthly payments under the lease, that as long as the Company makes timely payments, Lessors shall not declare a default, and that Lessors is required to provide advance notice of a default.

As previously reported, the Company entered into a Confidential Mutual Release and Settlement Agreement (the “Definitive Settlement Agreement”), effective December 30, 2013, with the Lessors. The Definitive Settlement Agreement provides that it will obtain title to all equipment under the equipment lease upon the payment to the Lessors of approximately $4.8 million over the next twelve months. In addition, under the Definitive Settlement Agreement the Company and the Lessors released each other from any and all claims related to the companion lawsuits, as well as dismissed such lawsuits. In connection with the Definitive Settlement Agreement, during the three months ended December 31, 2013, the Company recognized $3.6 million of interest expense representing the difference between the carrying value of the debt and the present value of the settlement amount.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Commonwealth of Pennsylvania Financing Authority Loan

In December 2010, Cross Farm received a $2.25 million loan from the Commonwealth of Pennsylvania for land and the construction of its current manufacturing facility. The loan bears interest at a rate of 5.00% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro, which holds the first and second mortgages on the facility.

8. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands, except share and per share data)

Numerator

Net loss	$(16,283)	$(14,640)	$(27,527)	$(27,137)

Denominator
Weighted average number of shares used to compute basic net loss per share	97,868,961	77,622,481	95,851,282	77,525,619

Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	97,868,961	77,622,481	95,851,282	77,525,619

Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.29)	$(0.35)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 2,612,449 and 5,510,846 were excluded from the calculation of basic and diluted net loss per share during the three months ended December 31, 2013 and 2012, respectively and unvested shares of restricted stock (participating securities) totaling 2,880,150 and 4,967,496 were excluded from the calculation of basic and diluted net loss per share during the six months ended December 31, 2013 and 2012, respectively.

In addition, stock options (non-participating securities) totaling 5,244,095 and 8,427,743 during the three months ended December 31, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 5,763,630 and 9,240,923 during the six months ended December 31, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2013 and 2012, these shares would have had an effect of 207,119 and 279,094 diluted shares, respectively, for purposes of calculating diluted net loss per share. Had the Company reported net income during the six months ended December 31, 2013 and 2012, these shares would have had an effect of 351,346 and 431,092 diluted shares, respectively, for purposes of calculating diluted net loss per share.

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

As previously disclosed, on September 7, 2012, the Company received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. The Company and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. The Company believes the allegations made by Mr. Smith against the Company are in retaliation for his “for cause” termination and has been defending itself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (“USDC”) on August 30, 2013. The USDC complaint makes the same allegations made by Mr. Smith in the OSHA complaint and does not make any additional

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

material allegations. Given that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, the Company and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and the Company will defend itself vigorously in court. The case is currently in discovery. Given that Mr. Smith filed the complaint with the USDC, OSHA dismissed the OSHA matter without a final determination.

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

As previously disclosed, on November 1, 2013, the Company and certain of its officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Middle District of Pennsylvania alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported stockholder of the Company and all other similarly situated stockholders who purchased the Company’s securities between July 13, 2011 and September 9, 2013 (the “Class Period”). The complaint was mainly based on the meritless allegations made by Mr. Smith in his complaint and generally alleged that the defendants made false and misleading statements regarding the Company’s business, operations and prospects, which allegedly caused the plaintiff and other members of the purported class to purchase the Company’s securities at inflated prices during the Class Period. The lawsuit sought unspecified damages. There were no additional filings by parties seeking to be designated as the lead plaintiff by the required December 31, 2013 deadline, and the plaintiff filed a Notice of Voluntary Dismissal without Prejudice on January 7, 2014, so this matter has concluded.

On January 8, 2014, the Company was served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported shareholder of the Company, against the Company’s Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. The Company believes that these allegations are baseless and without merit given that the Company has received favorable say-on-pay votes at the last three annual shareholders meetings and the shareholders previously have voted in favor of the equity grants to the directors, which is required under ASX listing rules, as recently as November 2013. The Company and the directors will defend themselves vigorously in this matter and expect to file a motion to dismiss in response to the complaint by Cambridge in lieu of an answer. The Company does not believe there will be any material impact to the Company or its business.

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

On September 3, 2013, the Company and Sanofi entered into a supply agreement and terminated both the exclusivity agreement and the industrialization agreement. As a result, the Company has recognized the remaining unamortized revenue of $2.3 million during the six months ended December 31, 2013. Under the terms of the supply agreement, the Company has granted Sanofi the exclusive use of the Unifill Finesse with anti-thrombotic drugs during the contract period. Following a four year ramp-up period after market entry, exclusivity will be maintained, subject to Sanofi purchasing a minimum of 150 million units of the Unifill Finesse or other Unifill syringes per year. The Company can supply its Unifill syringes, including the Unifill Finesse, to additional customers in all other therapeutic classes outside of anti-thrombotics. In addition to future revenue from the sale of Unifill Finesse syringes, the Company may receive up to $15 million from Sanofi in milestone-based payments with $5.0 million of these payments received in October 2013. This supply contract replaces and supersedes all other agreements previously signed between both parties regarding the Unifill syringe platform.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unilife Corporation:

We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2013, the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2013 and 2012, the related consolidated statement of stockholders’ equity for the six-month period ended December 31, 2013, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 2 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2013, and for the year then ended, discloses that the Company had incurred recurring losses from operations and has limited cash resources. Our auditors’ report on those consolidated financial statements dated September 13, 2013, includes an explanatory paragraph referring to the matters in note 2 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2013, and for the six months then ended, the Company has continued to incur losses from operations and has limited cash resources. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 10, 2014

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands, except per share data)

Revenue	$3,573	$699	$6,760	$1,391
Cost of product sales	—	22	—	81

Gross profit	3,573	677	6,760	1,310

Operating expenses:
Research and development	7,807	4,994	14,206	9,732
Selling, general and administrative	6,703	8,327	13,223	14,904
Depreciation and amortization	1,000	1,365	2,042	2,588

Total operating expenses	15,510	14,686	29,471	27,224

Operating loss	(11,937)	(14,009)	(22,711)	(25,914)
Interest expense	4,351	645	4,831	1,261
Interest income	(5)	(14)	(11)	(38)
Other income, net	—	—	(4)	—

Net loss	$(16,283)	$(14,640)	$(27,527)	$(27,137)

Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.29)	$(0.35)

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue. Revenue increased by $2.9 million or 411% due to additional revenue recognized related to development activities for various customers.

Research and development expenses. Research and development expenses increased by $2.8 million or 56% due to increased payroll costs and research and development share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.6 million or 20% due to decreased share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.4 million or 27% primarily as a result of a $4.1 million loss on the disposal of certain pieces of equipment during fiscal 2013.

Interest expense. Interest expense increased by $3.7 million or 575% primarily as a result of additional amounts to be paid in connection with our equipment financing with Varilease.

Net loss and net loss per share. Net loss during the three months ended December 31, 2013 and 2012 was $16.3 million and $14.6 million, respectively. Basic and diluted net loss per share was $0.17 and $0.19, respectively, on weighted average shares outstanding of 97,868,961 and 77,622,481. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2012 and February 2013 equity financings.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenue. Revenue increased by $5.4 million or 386% due to additional revenue related to development activities for various customers.

Research and development expenses. Research and development expenses increased by $4.5 million or 46% due to increased payroll costs and research and development share-based compensation expense.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.7 million or 11% primarily due to decreased share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.5 million or 21% primarily as a result of a $4.1 million loss on the disposal of certain pieces of equipment during fiscal 2013.

Interest expense. Interest expense increased by $3.6 million or 283% primarily as a result of additional amounts to be paid in connection with our equipment financing with Varilease.

Net loss and net loss per share. Net loss during the six months ended December 31, 2013 and 2012 was $27.5 million and $27.1 million, respectively. Basic and diluted net loss per share was $0.29 and $0.35, respectively, on weighted average shares outstanding of 95,851,282 and 77,525,619. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2012 and February 2013 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of equity issuances, borrowings under our bank mortgages, term loans, an external secured financing and payments from Sanofi under our exclusive licensing and industrialization agreements. As of December 31, 2013, cash and cash equivalents were $4.3 million, restricted cash was $2.4 million and our long-term debt was $25.2 million. As of June 30, 2013, cash and cash equivalents were $5.7 million, restricted cash was $2.4 million and our long-term debt was $23.9 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank (“Metro”).

During October 2012, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the six months ended December 31, 2013, we issued 3,512,153 shares of common stock and raised approximately $10.7 million under the Sales Agreement. We are not obligated to make any additional sales of shares under the Sales Agreement. As of December 31, 2013, there was approximately $19.2 million available under the Sales Agreement. Subsequent to December 31, 2013, we issued 1,500,000 shares of common stock and raised approximately $6.2 million under the Sales Agreement.

We have incurred losses from operations during the year ended June 30, 2013 and six months ended December 31, 2013 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. We estimate that our cash and cash equivalents of $6.7 million as of December 31, 2013, which includes $2.4 million of restricted cash, together with the $6.2 million that we received under the Sales Agreement and cash receipts from customers is sufficient to sustain planned operations through the fourth quarter of fiscal 2014.

The following table summarizes our cash flows during the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,000)	$(20,735)
Investing activities	(1,798)	(1,321)
Financing activities	11,312	16,550

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended December 31, 2013 was $11.0 million compared to $20.7 million during the six months ended December 31, 2012. The decrease in net cash used in operating activities was primarily due to cash receipts from customers which was recorded as deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended December 31, 2013 and 2012 was $1.8 million and $1.3 million respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2013 was $11.3 million compared to $16.6 million during the six months ended December 31, 2012. During the six months ended December 31, 2013, we received $10.7 million in connection with our public offering of common stock under the Sales Agreement and $2.3 million upon the exercise of stock options, partially offset by principal debt payments of $1.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by us, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination and have been defending ourself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (“USDC”) on August 30, 2013. The USDC complaint makes the same allegations made by Mr. Smith in the OSHA complaint and does not make any additional material allegations. Given that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, we and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and we will defend ourself vigorously in court. The case is currently in discovery. Given that Mr. Smith filed the complaint with the USDC, OSHA dismissed the OSHA matter without a final determination.

As previously disclosed, on September 30, 2013, Varilease and CCA Financial LLC (collectively, the “Lessors”) filed an action in the State of Michigan in the Circuit Court for the County of Oakland, Case No. 2013-136458-CK seeking a judgment confirming the terms of the lease. We removed the action to the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-CV-14238-SFC-LJM, on October 4, 2013. Under the Lease Agreement, Lessors and us were to negotiate a buyout rate at the end of the two-year lease term, which Lessors represented to us during the lease negotiations would be 15% of the amount financed. When we notified Lessors that we wanted to exercise the buyout of the equipment, Lessors claimed a buyout rate significantly higher than 15%. Under the terms of the lease, if the parties are unable to agree on a buyout rate by the end of the lease term, the lease will automatically renew for an additional 12-month period and we would be responsible for another year of lease payments. Lessors’ action in Michigan state court asked the court to confirm that the parties have been unable to agree on a buyout rate and therefore under the terms of the lease the lease is automatically extended for one year.

As previously disclosed, we also filed suit on September 30, 2013 against Lessors in the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-cv-14174-SFC-LJM alleging, among other things, that Lessors fraudulently induced us into entering the lease by making misrepresentations about the buyout rate. We seek, among things, to have the federal court enforce a 15% buyout rate and to enjoin Lessors from declaring a default under the lease and taking possession of the equipment for which we would have to impair the carrying value of assets. On October 17, 2013, in a stipulated order, the U.S. District Court ordered that we continue to make the same monthly payments under the lease, that as long as we make timely payments, Lessors shall not declare a default, and that Lessors are required to provide advance notice of a default.

As previously reported, we entered into a Confidential Mutual Release and Settlement Agreement (the “Definitive Settlement Agreement”), effective December 30, 2013, with the Lessors. The Definitive Settlement Agreement provides that we will obtain title to all equipment under the equipment lease upon the payment to the Lessors of approximately $4.8 million over the next twelve months. In addition, under the Definitive Settlement Agreement the Company and the Lessors released each other from any and all claims related to the companion lawsuits, as well as dismissed such lawsuits.

As previously disclosed, on November 1, 2013, we and certain of our officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Middle District of Pennsylvania alleging violations of the federal securities laws. The lawsuit was brought on behalf of a purported stockholder of ours and all other similarly situated stockholders who purchased our securities between July 13, 2011 and September 9, 2013 (the “Class Period”). The complaint was mainly based on the meritless allegations made by Mr. Smith in his complaint and generally alleged that the defendants made false and misleading statements regarding our business, operations and prospects, which allegedly caused the plaintiff and other members of the purported class to purchase our securities at inflated prices during the Class Period. The lawsuit sought unspecified damages. There were no additional filings by parties seeking to be designated as the lead plaintiff by the required December 31, 2013 deadline, and the plaintiff filed a Notice of Voluntary Dismissal without Prejudice on January 7, 2014, so this matter has concluded.

On January 8, 2014, we were served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported shareholder of the Company, against our Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. We believe that these allegations are baseless and without merit given that the we have received favorable say-on-pay votes at the last three annual shareholders meetings and the shareholders previously have voted in favor of the equity grants to the directors, which is required under ASX listing rules, as recently as November 2013. We and the directors will defend ourselves vigorously in this matter and expect to file a motion to dismiss in response to the complaint by Cambridge in lieu of an answer. We do not believe there will be any material impact to us or our business.

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

Date: February 10, 2014	UNILIFE CORPORATION

	By:	/s/ R. Richard Wieland II
R. Richard Wieland II
Chief Financial Officer