Form 10-Q
period 2014-03-31
Unilife Corp
filed 2014-05-12
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, 102,798,512 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2014	June 30, 2013
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$37,719	$5,736
Restricted cash	2,008	2,400
Accounts receivable	1,550	654
Inventories	63	71
Prepaid expenses and other current assets	675	409

Total current assets	42,015	9,270
Property, plant and equipment, net	46,686	46,106
Goodwill	11,625	11,498
Intangible assets, net	20	23
Other assets	1,424	1,504

Total assets	$101,770	$68,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,299	$3,428
Accrued expenses	4,597	2,444
Current portion of long-term debt	645	3,826
Deferred revenue	—	3,010

Total current liabilities	8,541	12,708
Long-term debt, less current portion	55,111	20,045
Deferred revenue	18,358	50

Total liabilities	82,010	32,803

Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2014; none issued or outstanding as of March 31, 2014 and June 30, 2013	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 2014; 102,827,182 and 95,602,558 shares issued, and 102,798,512 and 95,573,888 shares outstanding as of March 31, 2014 and June 30, 2013, respectively	1,028	956
Additional paid-in-capital	294,736	268,157
Accumulated deficit	(278,468)	(235,832)
Accumulated other comprehensive income	2,604	2,457
Treasury stock, at cost, 28,670 shares as of March 31, 2014 and June 30, 2013, respectively	(140)	(140)

Total stockholders’ equity	19,760	35,598

Total liabilities and stockholders’ equity	$101,770	$68,401

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue	$1,383	$685	$8,143	$2,076

Cost of product sales	—	46	—	127
Research and development	8,018	5,472	22,224	15,204
Selling, general and administrative	6,649	7,255	19,872	22,159
Depreciation and amortization	1,026	1,415	3,068	4,003

Total operating expenses	15,693	14,188	45,164	41,493

Operating loss	(14,310)	(13,503)	(37,021)	(39,417)
Interest expense	809	591	5,640	1,852
Interest income	(6)	(10)	(17)	(48)
Other income	(4)	—	(8)	—

Net loss	(15,109)	(14,084)	(42,636)	(41,221)
Other comprehensive loss
Foreign currency translation	(429)	(49)	(147)	(217)

Comprehensive loss	$(14,680)	$(14,035)	$(42,489)	$(41,004)

Net loss per share:
Basic and diluted net loss per share	$(0.15)	$(0.17)	$(0.44)	$(0.52)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock	Total
	Shares	Amount	Capital	Deficit	Income
	(In thousands, except share data)
Balance as of July 1, 2013	95,602,558	$956	$268,157	$(235,832)	$2,457	$(140)	$35,598
Net loss	—	—	—	(42,636)	—	—	(42,636)
Foreign currency translation	—	—	—	—	147	—	147
Share-based compensation expense	803,000	8	6,867	—	—	—	6,875
Issuance of common stock from public offerings, net of issuance costs	5,012,153	50	16,806	—	—	—	16,856
Issuance of common stock upon exercise of stock options	1,409,471	14	2,906	—	—	—	2,920

Balance as of March 31, 2014	102,827,182	$1,028	$294,736	$(278,468)	$2,604	$(140)	$19,760

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(42,636)	$(41,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,068	4,003
Share-based compensation expense	6,875	7,198
Recognition of deferred revenue	(3,187)	(1,939)
Non-cash interest expense	3,610	—
Changes in assets and liabilities:
Accounts receivable	137	965
Inventories	8	137
Prepaid expenses and other current assets	(268)	(44)
Other assets	(355)	7
Accounts payable	781	(213)
Accrued expenses	1,485	200
Deferred revenue	17,500	—

Net cash used in operating activities	(12,982)	(30,907)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,377)	(1,931)

Net cash used in investing activities	(3,377)	(1,931)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	—
Principal payments on long-term debt and capital lease obligations	(11,061)	(3,686)
Proceeds from the issuance of common stock and warrants, net of issuance costs	16,856	32,162
Proceeds from the exercise of options to purchase common stock	2,534	171
Decrease in restricted cash	392	434
Payments of financing costs	(487)	—

Net cash provided by financing activities	48,234	29,081
Effect of exchange rate changes on cash	108	18

Net increase (decrease) in cash and cash equivalents	31,983	(3,739)
Cash and cash equivalents at beginning of period	5,736	11,410

Cash and cash equivalents at end of period	$37,719	$7,671

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$893	$203

Purchases of property, plant and equipment pursuant to capital lease agreements	$—	$74

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

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2013, and the nine months ended March 31, 2014, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

On March 12, 2014 (the “Closing Date”), Unilife Medical Solutions, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with ROS Acquisition Offshore LP (together with its affiliates, successors, transferees and assignees, the “Lender”), an affiliate of OrbiMed Advisors. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million (collectively, the “Loans”) have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement.

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”) pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the nine months ended March 31, 2014, the Company issued 5,012,153 shares of common stock and raised approximately $16.9 million under the Sales Agreement. The Company is not obligated to make any additional sales of shares under the Sales Agreement. As of March 31, 2014, there was approximately $13.0 million available under the Sales Agreement.

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

The proceeds from the term loans under the Credit Agreement combined with anticipated cash to be generated from new and existing customer agreements are expected to provide the Company with sufficient liquidity. However, there can be no assurance that such cash from customer agreements will be available when needed. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition, royalty liability valuation and share-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Share-Based Compensation

The Company grants equity awards to its employees, directors, consultants and service providers. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants and service providers are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on the Monte Carlo option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility.

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales.

The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to such events. Milestones can include specific phases of projects such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made to the Company as services are rendered or milestones are achieved. Payment terms are considered to be standard commercial terms. Revenue is recognized when each substantive milestone has been achieved and the Company has no future performance obligations related to the milestone. Fees for completed milestones which are dependent upon customer acceptance for non-refundable payment or, if paid, are refundable pending customer acceptance are recognized upon customer acceptance and the termination of refund rights.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Company recognized $0.4 million and $2.9 million of revenue during the three and nine months ended March 31, 2014, respectively on the milestone basis as follows:

The Company recognized $0.1 million and $1.3 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a clinical supply agreement with a customer related to milestones that were completed during the period. This agreement provides for the customization of a drug delivery system to be used in combination with the customer’s product candidate in a clinical trial. This agreement provides for payments to be made upon the completion of agreed-upon milestones.

The Company recognized $0 and $0.8 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a customization and commercial supply agreement with a customer related to milestones that were completed during the period. This agreement provides for the development and future supply of customized component parts for the customer to use in a drug-device combination product. This agreement provides for payments to be made during the development period based on completion of agreed-upon milestones.

The Company recognized $0.2 million and $0.7 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a materials transfer agreement with a customer related to milestones that were completed during the period. This agreement provides for certain materials and related services to the customer as determined under the agreement. This agreement expires upon completion of the services and provides for payments to be made upon completion of agreed-upon milestones.

The Company recognized $0.1 million and $0.1 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a collaborative research agreement with a customer related to milestones that were completed during the period. This agreement provides for certain materials and related services to the customer as determined under the agreement. This agreement expires upon completion of the services and provides for payments to be made upon completion of agreed-upon milestones.

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company measures fair value based on a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unoberservable inputs by requiring that observable inputs be used when available. The fair value hierarchy is broken down into three levels based on the source of inputs.

The Company has elected to measure its royalty liability at fair value in accordance with ASC 825, Financial Instruments. The fair value of the royalty liability is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses a methodology and assumptions the Company believes would be made by a market participant. In particular, the valuation analysis used a discounted cash flow methodology under the income approach based on the present value sum of payments to be made in the future. The fair value of the royalty liability is estimated by applying a risk adjusted discount rate to the adjusted royalty revenue stream. These fair value estimates are most sensitive to changes in the payment stream.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $1.6 million and $2.7 million during the three months ended March 31, 2014 and 2013, respectively and $6.9 million and $7.2 million during the nine months ended March 31, 2014 and 2013, respectively.

During the nine months ended March 31, 2014 the Company granted certain directors 227,500 shares of common stock which may not be sold or transferred until such time as the director leaves the board for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $3.95 per share.

Stock Options and Warrants

The Company has granted stock options to certain employees and directors under the Employee Share Option Plan (the “Plan”). The Plan is designed to assist in the motivation and retention of employees and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain consultants and service providers outside of the Plan. The majority of the options to purchase common stock vest on the anniversary of the date of grant, which ranges from one to three years. Additionally, certain stock options vest upon the closing price of the Company’s common stock reaching certain minimum levels, as defined in the agreements. Share-based compensation expense related to options granted to employees is recognized on a straight-line basis over the related vesting term. Share-based compensation expense related to options granted to consultants and service providers is recognized ratably over each vesting tranche of the options.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of March 31, 2014 were valued at $0.31 per option, which is being expensed ratably over the vesting period of each tranche, which ranges from 0.57 years to 0.69 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to stock options held by employees and directors during the nine months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2013	5,121,807	$4.09
Cancelled	(74,396)	5.55
Exercised	(1,250,000)	1.83

Outstanding as of March 31, 2014	3,797,411	$4.81	5.2	$1,571

Exercisable as of March 31, 2014	2,042,157	$4.61	5.8	$806

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the nine months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2013	4,258,937	$7.15
Granted	300,000	3.11
Exercised	(240,000)	2.65
Expired	(2,268,934)	9.02

Outstanding as of March 31, 2014	2,050,003	$5.02	1.7	$600

Exercisable as of March 31, 2014	1,050,003	$4.20	2.5	$600

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $0.1 million and $0 respectively. The total intrinsic value of stock options exercised during the nine months ended March 31, 2014 and 2013 was $1.9 million and $0.1 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014	2013
Number of stock options granted	300,000	660,000
Expected dividend yield	0%	0%
Risk-free interest rate	1.54%	0.94%
Expected volatility	55%	55%
Expected life (in years)	5.0	6.0

The fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model, with the exception of grants subject to market conditions, which were valued using a Monte Carlo option pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Securities Exchange and the

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock issued to employees and directors is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term unless a reasonable alternate term is estimated by management. The expected term of the options to purchase common stock issued to consultants and service providers is based on the contractual term of the awards.

Restricted Stock

The Company has granted shares of restricted stock to certain employees’ consultants and service providers under the Stock Incentive Plan. During the period prior to vesting, the holder of the non-vested restricted stock will have the right to vote and the right to receive all dividends and other distributions declared. All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share.

For employees, the fair value of restricted stock is measured on the date of grant using the price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period, which is generally the longest vesting period. For restricted stock granted to consultants and service providers, the fair value of the awards is re-valued on a quarterly basis and marked to market until vested. Share-based compensation expense for restricted stock issued to consultants and service providers is recognized ratably over each vesting tranche.

The following is a summary of activity related to restricted stock awards during the nine months ended March 31, 2014:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2013	3,254,403	$3.31
Granted	530,000	4.41
Vested	(1,400,892)	3.18
Cancelled	(4,500)	3.46

Unvested as of March 31, 2014	2,379,011	$3.63

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	March 31, 2014	June 30, 2013
	(in thousands)
Building	$32,188	$32,188
Machinery and equipment	19,338	21,682
Computer software	2,661	2,653
Furniture and fixtures	598	374
Construction in progress	2,135	91
Land	2,036	2,036
Leasehold improvements	166	88

	59,122	59,112
Less: accumulated depreciation and amortization	(12,436)	(13,006)

Property, plant and equipment, net	$46,686	$46,106

The Company has purchase commitments totaling $2.9 million related to expansion of its manufacturing space.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

6. Goodwill

The changes in the carrying amount of goodwill during the nine months ended March 31, 2014 are as follows:

(in thousands)
Balance as of July 1, 2013	$11,498
Foreign currency translation	127

Balance as of March 31, 2014	$11,625

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2014	June 30, 2013
	(In thousands)
10.25% Term loan, due March 2020	$33,000	$—
Royalty agreement liability	7,000	—
6.00% Mortgage loan, due December 2031	13,347	13,677
6.00% Mortgage loan, due October 2020	—	3,322
14.00% Secured lending facility, due December 2014	—	2,586
4.75% Bank term loans, due January 2021 through August 2021	—	1,701
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,096	2,133
Other	313	452

	55,756	23,871
Less: current portion of long-term debt	645	3,826

Total long-term debt	$55,111	$20,045

Term Loan

On March 12, 2014 the Borrower entered into the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement.

The Loans bear interest at 9.25% per annum plus the greater of three-month LIBOR or 1.0%, payable in cash quarterly in arrears, and as otherwise described in the Credit Agreement. A default interest rate of 14.25% per annum plus the greater of three-month LIBOR or 1.0% shall apply during the existence of a default under the Credit Agreement. The Loans will be interest-only until March 12, 2020 (“the Maturity Date”).

Unless the loan facility is otherwise terminated earlier pursuant to the terms of the Credit Agreement, the Borrower is required to repay in full the unpaid principal amount of the Loans drawn down, together with all accrued and unpaid interest thereon plus a 6.0% repayment premium on Maturity Date. The Borrower can make voluntary repayments at any time of any unpaid principal amount of the Loans, plus a 6.0% repayment premium. The Borrower must make mandatory prepayments in certain prescribed circumstances, including, without limitation, certain dispositions of assets and certain casualty events. In such events, the Borrower must prepay to Lender 100% of the net cash proceeds received.

The obligations of the Borrower under the Credit Agreement are guaranteed by the Company and each of its subsidiaries and the Credit Agreement is secured by the assets of the Company and its subsidiaries. The security interests granted by Borrower, the Company, Unilife Cross Farm LLC (“Cross Farm”), Unilife Medical Solutions Limited (“USML”) and Unitract Syringe Pty Limited (“Unitract Syringe”) are evidenced by, among other things, the Pledge and Security Agreement, dated as of March 14, 2014, by the Borrower, the Company, Cross Farm, USML, and Unitract Syringe in favor of Lender, for itself and as agent for Royalty Opportunities S.A.R.L. (“ROS”), the Mortgage and Security Agreement, dated March 12, 2014, by and between Cross Farm and Lender, for itself and as agent of ROS, and the General Security Deed, dated as of March 12, 2014, by Unitract Syringe, USML, and the Company in favor of the Lender, for itself and as agent of ROS. The Credit Agreement also contains certain customary covenants, as well as, covenants relating to achieving minimum cash revenue targets at the end of each calendar year, maintaining minimum liquidity targets, the execution of certain customer agreements in form and substance satisfactory to lender within 90 days of closing and the retention of certain members of management.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Borrower received net proceeds of approximately $31.4 million following repayment of certain of our existing debt and certain fees and expenses of the Lender in connection with the Loans. In addition, the Borrower incurred approximately $0.4 million in other expenses in connection with the Loans.

In connection with the Credit Agreement, the Borrower entered into a royalty agreement (the “Royalty Agreement”) with ROS which will entitle ROS to receive royalty payments. Pursuant to and subject to the terms of the Royalty Agreement, the borrower has agreed to pay 2.75% on the first $50.0 million of net sales (on a cash receipts basis as defined in the Credit Agreement) in each fiscal year, plus 1.0% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.25% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Royalty Agreement at any time on or before the fourth anniversary of the agreement at a reduced amount. The buy-out amount ranges from $6.5 million, on or prior to the first anniversary of the agreement and up to $21.0 million, after the fourth anniversary of the agreement (such amount depending on when the buy-out option is exercised), less amounts previously paid by the Borrower to lender pursuant to the Royalty Agreement.

The Company determined that the Credit Agreement and the Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a prorated basis between the two units based on their relative fair values. As a result, on the Closing Date, the Loan was determined to have a fair value of $33.0 million and the Royalty Agreement was determined to have a fair value of $7.0 million. The Loan will be accreted to the face value over the loan term based on an effective interest rate of 17.5%. The Royalty Agreement will be adjusted to fair value on a quarterly basis.

On the Closing Date, Cross Farm, the Borrower and the Company also entered into an Omnibus Waiver and Amendment (the “Metro Bank Amendment”), to that certain Loan Agreement dated as of October 20, 2010 by, among others, Cross Farm and Metro Bank and the other loan documents relating thereto (collectively, the “Original Metro Bank Loan Documents”) whereby Metro Bank was paid the amount of $40 thousand, in order to permit Unilife’s execution of the Credit Agreement and related documents and to extend its obligations to Lender thereunder, while remaining in compliance with the Original Metro Bank Loan Documents.

Mortgage Loans

In October 2010, Cross Farm entered into a loan agreement with Metro Bank, pursuant to which Metro Bank provided Cross Farm with two mortgage loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s corporate headquarters and manufacturing facility in York, Pennsylvania.

During construction, Cross Farm paid only interest on both mortgage loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both mortgage loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both mortgage loans was 6.00% during the nine months ended March 31, 2014 and the year ended June 30, 2013. In connection with the two mortgage loans and other bank term loans, the Company has given Metro Bank a lien on substantially all of the Company’s assets except for the Company’s intellectual property and certain other assets that are subject to other third party liens.

The Original Metro Loan Document contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the Original Metro Loan Documents allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of March 31, 2014. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from March 31, 2014. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031.

In connection with the Credit Agreement, the Company entered into the Metro Bank Amendment pursuant to which the 6.0% Mortgage due October 2020 and the 4.75% term loans due January through August 2021 were repaid. The Company used proceeds from the March 12, 2014 Credit Agreement of $4.9 million to repay the mortgage and the term loans which included $0.1 million in fees and expenses paid to Metro bank. In addition the Company wrote-off approximately $0.1 million in unamortized deferred financing costs related to the mortgage. The total amount recognized during the three months ended

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2014 as loss on early extinguishment of debt was $0.2 million. In exchange for the repayment of the mortgage and loans, Metro Bank agreed to release, effective March 12, 2014, the liens on substantially all of the Company’s assets except for the lien on the building and real estate in connection with the remaining mortgage and the debt service reserve account.

Secured Lending Facility

In August 2011, the Company entered into a Master Lease Agreement (the “Lease Agreement”) with Varilease Finance, Inc. (“Varilease”) for up to $10.0 million of secured financing for production equipment for its Unifill syringe. Based on the Company’s continuing involvement throughout the term of the agreement and the integral nature of the production equipment, the transaction is being accounted for as a financing. Over the term of the Lease Agreement, the Company made 27 monthly installments based upon the amount drawn. This facility had an effective interest rate of 14.00%. The secured lending facility contained covenants and provisions for events of default customarily found in lease agreements.

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

As previously disclosed, the Company entered into a Confidential Mutual Release and Settlement Agreement (the “Definitive Settlement Agreement”), effective December 30, 2013, with the Lessors. The Definitive Settlement Agreement provides that it will obtain title to all equipment under the equipment lease upon the payment to the Lessors of approximately $4.8 million over the next twelve months. In addition, under the Definitive Settlement Agreement the Company and the Lessors released each other from any and all claims related to the companion lawsuits, as well as dismissed such lawsuits. In connection with the Definitive Settlement Agreement, during the nine months ended March 31, 2014, the Company recognized $3.6 million of interest expense representing the difference between the carrying value of the debt and the present value of the settlement amount.

During the three months ended March 31, 2014, the Company paid $4.7 million (including $3.5 million with proceeds from the March 12, 2014 Credit Agreement) to the Lessors in satisfaction of the remaining obligation under the Definitive Settlement Agreement. Effective March 12, 2014 the Lessors released all liens and security interest in all of the Company’s assets subject to the Lease Agreement.

Commonwealth of Pennsylvania Financing Authority Loan

In December 2010, Cross Farm received a $2.25 million loan from the Commonwealth of Pennsylvania for land and the construction of its current manufacturing facility. The loan bears interest at a rate of 5.00% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro Bank, which holds the mortgage on the facility.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

8. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except share and per share data)

Numerator

Net loss	$(15,109)	$(14,084)	$(42,636)	$(41,221)

Denominator
Weighted average number of shares used to compute basic net loss per share	100,007,135	81,595,444	97,135,688	78,830,613

Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	100,007,135	81,595,444	97,135,688	78,830,613

Basic and diluted net loss per share	$(0.15)	$(0.17)	$(0.44)	$(0.52)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 2,564,631 and 5,666,495 were excluded from the calculation of basic and diluted net loss per share during the three months ended March 31, 2014 and 2013, respectively and unvested shares of restricted stock (participating securities) totaling 2,774,977 and 5,200,496 were excluded from the calculation of basic and diluted net loss per share during the nine months ended March 31, 2014 and 2013, respectively.

In addition, stock options (non-participating securities) totaling 3,429,685 and 7,032,057 during the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 4,985,648 and 8,504,634 during the nine months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended March 31, 2014 and 2013, these shares would have had an effect of 493,490 and 914,744 diluted shares, respectively, for purposes of calculating diluted net loss per share. Had the Company reported net income during the nine months ended March 31, 2014 and 2013, these shares would have had an effect of 398,727 and 592,309 diluted shares, respectively, for purposes of calculating diluted net loss per share.

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

As previously disclosed, on September 7, 2012, the Company received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the Occupational Safety & Health Administration (“OSHA”) in November 2012. The Company and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. The Company believes the allegations made by Mr. Smith against the Company are in retaliation for his “for cause” termination and has been defending itself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the U.S. District Court for the Eastern District of Pennsylvania (the “USDC”) on August 30, 2013 and an amended complaint on March 5, 2014. The USDC amended complaint makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim,

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

To the extent that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, the Company and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and the Company will defend itself vigorously in court. The case is currently in discovery. Given that Mr. Smith filed the complaint with the USDC, OSHA dismissed the OSHA matter without a final determination.

As previously disclosed, subsequent to the filing of the OSHA complaint by Mr. Smith on February 12, 2013, the Company received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In the USDC complaint, Mr. Smith states that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and received additional subpoenas from the Staff, requesting additional information consistent with the first subpoena. The Company is cooperating fully with the Staff and is providing the requested information.

On January 8, 2014, the Company was served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported shareholder of the Company, against the Company’s Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. The Company believes that these allegations are baseless and without merit given that the Company has received favorable say-on-pay votes at the last three annual shareholders meetings and the shareholders previously have voted in favor of the equity grants to the directors, which is required under ASX listing rules, as recently as November 2013. The Company and the directors are defending themselves vigorously in this matter. The Company filed a motion to dismiss in lieu of an answer in February 2014 and expects that the court will hear oral arguments on the Company’s motion in June 2014.

The Company does not believe there will be any material impact to the Company or its business as a result of these matters.

10. Sanofi Agreements

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

On September 3, 2013, the Company and Sanofi entered into a supply agreement and terminated both the exclusivity agreement and the industrialization agreement. As a result, the Company has recognized the remaining unamortized revenue of $2.3 million during the nine months ended March 31, 2014. Under the terms of the supply agreement, the Company has granted Sanofi the exclusive use of the Unifill Finesse with anti-thrombotic drugs during the contract period. Following a four year ramp-up period after market entry, exclusivity will be maintained, subject to Sanofi purchasing a minimum of 150 million units of the Unifill Finesse or other Unifill syringes per year. The Company can supply its Unifill syringes, including the Unifill Finesse, to additional customers in all other therapeutic classes outside of anti-thrombotics. In addition to future revenue from the sale of Unifill Finesse syringes, the Company may receive up to $15 million from Sanofi in milestone-based payments with $5.0 million of these payments received in October 2013. This supply contract replaces and supersedes all other agreements previously signed between both parties regarding the Unifill syringe platform.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)

Revenue	$1,383	$685	$8,143	$2,076

Cost of product sales	—	46	—	127
Research and development	8,018	5,472	22,224	15,204
Selling, general and administrative	6,649	7,255	19,872	22,159
Depreciation and amortization	1,026	1,415	3,068	4,003

Total operating expenses	15,693	14,188	45,164	41,493

Operating loss	(14,310)	(13,503)	(37,021)	(39,417)
Interest expense	809	591	5,640	1,852
Interest income	(6)	(10)	(17)	(48)
Other income	(4)	—	(8)	—

Net loss	$(15,109)	$(14,084)	$(42,636)	$(41,221)

Net loss per share:
Basic and diluted net loss per share	$(0.15)	$(0.17)	$(0.44)	$(0.52)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue. Revenue increased by $0.7 million or 102% due to additional revenue recognized related to development activities for various customers. During the three months ended March 31, 2014, we recognized approximately $0.8 million of revenue related to a master development and supply agreement, approximately $0.2 million of revenue related to a material transfer agreement and approximately $0.4 million of revenue related to other customer agreements. During the three month period ended March 31, 2013, we recognized $0.7 million of revenue related to our exclusivity agreement with Sanofi. We expect to continue to recognize revenue related to current customer agreements as services are rendered and milestones are achieved as well as from additional customer agreements we expect to enter into in future periods.

Research and development expenses. Research and development expenses increased by $2.5 million or 47% primarily due to increased payroll costs of $0.9 million and increased material and tooling costs of $0.9 million related to customer programs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.6 million or 8% primarily due to decreased share-based compensation expense of $1.2 million, partially offset by increased payroll and other administrative costs of $0.6 million.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.4 million or 27% primarily as a result of the disposal of certain pieces of equipment during fiscal 2013.

Interest expense. Interest expense increased by $0.2 million or 37% primarily as a result of amounts paid in connection with the term loan which we entered into during March 2014.

Net loss and net loss per share. Net loss during the three months ended March 31, 2014 and 2013 was $15.1 million and $14.1 million, respectively. Basic and diluted net loss per share was $0.15 and $0.17, respectively, on weighted average shares outstanding of 100,007,135 and 81,595,444. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our February 2013 equity financing as well as shares issued under the Sales Agreement during calendar 2013.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenue. Revenue increased by $6.1 million or 292% due to additional revenue recognized related to development activities for various customers. During the nine months ended March 31, 2014, we recognized approximately $2.6 million of revenue related to a master development and supply agreement, approximately $1.2 million of revenue related to a clinical supply agreement, approximately $0.8 million of revenue related to a customization and commercial supply agreement, approximately $0.8 million of revenue related to a material transfer agreement and approximately $0.4 million of revenue related to other customer agreements. We also we recognized the remaining unamortized revenue of $2.3 million related to our exclusivity agreement with Sanofi. During the nine months ended March 31, 2013, we recognized $2.1 million of revenue related to our exclusivity agreement with Sanofi.

Research and development expenses. Research and development expenses increased by $7.0 million or 46% primarily due to increased payroll costs of $2.7 million, increased research and development share-based compensation expense of $1.7 million and increased material and tooling costs of $1.6 million related to customer programs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2.3 million or 10% primarily due to decreased share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.9 million or 23% primarily as a result of the disposal of certain pieces of equipment during fiscal 2013.

Interest expense. Interest expense increased by $3.8 million or 205% primarily as a result of additional amounts paid in connection with our equipment financing with Varilease.

Net loss and net loss per share. Net loss during the nine months ended March 31, 2014 and 2013 was $42.6 million and $41.2 million, respectively. Basic and diluted net loss per share was $0.44 and $0.52, respectively, on weighted average shares outstanding of 97,135,688 and 78,830,613. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our October 2012 and February 2013 equity financings as well as shares issued under the Sales Agreement during calendar 2013.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. As of March 31, 2014, cash and cash equivalents were $37.7 million, restricted cash was $2.0 million and our long-term debt was $55.8 million. As of June 30, 2013, cash and cash equivalents were $5.7 million, restricted cash was $2.4 million and our long-term debt was $23.9 million. The $2.0 million of restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank.

On March 12, 2014, we entered into the Credit Agreement with an affiliate of OrbiMed Advisors. Under the terms of the credit agreement, the Lender agreed to provide term loans to us in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement.

During October 2012, we entered into the Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the nine months ended March 31, 2014, we issued 5,012,153 shares of common stock and raised approximately $16.9 million under the Sales Agreement. We are not obligated to make any additional sales of shares under the Sales Agreement. As of March 31, 2014, there was approximately $13.0 million available under the Sales Agreement.

We have incurred losses from operations during the year ended June 30, 2013 and nine months ended March 31, 2014 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. We estimate that our cash and cash equivalents of $39.7 million as of March 31, 2014, which includes $2.0 million of restricted cash, together with the cash receipts from customers is sufficient to sustain planned operations through the third quarter of fiscal 2015.

We continue to have discussions with current and prospective customers for many active programs in our commercial pipeline and have executed several agreements featuring a combination of revenue streams, including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments during fiscal year 2014. We expect to continue to execute agreements and generate additional cash payments during the remainder of fiscal year 2014. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. The proceeds from the term loans under the Credit Agreement received to date and, subject to the terms of the Credit Agreement, the additional tranches of $10 million each that are available in December 2014 and June 2015 combined with anticipated cash to be generated from new and existing customer agreements are expected to provide us with sufficient liquidity.

The following table summarizes our cash flows during the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,982)	$(30,907)
Investing activities	(3,377)	(1,931)
Financing activities	48,234	29,081

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2014 was $13.0 million compared to $30.9 million during the nine months ended March 31, 2013. The decrease in net cash used in operating activities was primarily due to cash receipts from customers which was recorded as deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2014 and 2013 was $3.4 million and $1.9 million respectively. This increase was primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2014 was $48.2 million compared to $29.1 million during the nine months ended March 31, 2013. During the nine months ended March 31, 2014, we received $40.0 million from our March 2014 term loan, $16.9 million in connection with our public offering of common stock under the Sales Agreement and $2.5 million upon the exercise of stock options. These amounts were partially offset by principal debt payments of $11.1 million. During the nine months ended March 31, 2013, we received $32.2 million in connection with the issuance of common stock and warrants, partially offset by principal debt payments of $3.7 million

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, with the participation of our management, has evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by us, filed a complaint with OSHA in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that the allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination and have been defending ourself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a complaint with the USDC on August 30, 2013 and an amended complaint on March 5, 2014. The USDC amended complaint makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim. To the extent that the allegations made by Mr. Smith in the USDC complaint are nearly identical to those made in his OSHA complaint, we and various third parties have investigated the allegations previously and have determined that the allegations are without merit, and we will defend ourself vigorously in court. The case is currently in discovery. Given that Mr. Smith filed the complaint with the USDC, OSHA dismissed the OSHA matter without a final determination.

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

On January 8, 2014, we were served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported shareholder of the Company, against our Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. We believe that these allegations are baseless and without merit given that the we have received favorable say-on-pay votes at the last three annual shareholders meetings and the shareholders previously have voted in favor of the equity grants to the directors, which is required under ASX listing rules, as recently as November 2013. We and the directors are defending ourselves vigorously in this matter and we filed a motion to dismiss in lieu of an answer in February 2014 and expects that the court will hear oral arguments on our motion in June 2014. We do not believe there will be any material impact to us or our business.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1*	Credit Agreement, dated as of March 12, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP.	X

10.2*	Royalty Agreement, dated as of March 12, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.	X

10.3	General Security Deed, dated as of March 12, 2014, by Unitract Syringe Pty Limited, Unilife Medical Solutions Limited and Unilife Corporation in favor of ROS Acquisition Offshore LP	X

10.4	Omnibus Waiver and Amendment, dated as of March 12, 2014, by and among Unilife Cross Farm LLC, Unilife Medical Solutions, Inc., Unilife Corporation and Metro Bank.	X

10.5	Separation Agreement and General Release, dated March 18, 2014, by and between Unilife Corporation and R. Richard Wieland II.	X

10.6	Promissory Note, dated as of March 12, 2014, for up to $60,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP.	X

10.7	Guarantee, dated as of March 12, 2014, by Unilife Corporation, Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP and Royalty Opportunities S.A.R.L.	X

10.8*	Pledge and Security Agreement, dated as of March 12, 2014, by Unilife Medical Solutions, Inc., Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP.	X

10.9	Open-End Commercial Mortgage and Security Agreement, dated as of March 12, 2014, by and between Unilife Cross Farms LLC and ROS Acquisition Offshore LP, for itself and as agent for Royalty Opportunities S.A.R.L.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014	UNILIFE CORPORATION

	By:	/s/ Dennis P. Pyers
Dennis P. Pyers
Interim Chief Financial Officer (Duly Authorized Officer & Principal Financial Officer)