Form 10-K
period 2014-06-30
Unilife Corp
filed 2014-09-15
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34540

UNILIFE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-1049354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Cross Farm Lane, York, Pennsylvania	17406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 384-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $399.6 million, computed by reference to the closing sale price of the Company’s common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of September 8, 2014, there were 109,377,837 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2014.

UNILIFE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

Presentation of Information

References to the “Company”, “we”, “our” or “us” include Unilife Corporation and its consolidated subsidiaries, including Unilife Medical Solutions Limited, or UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.

Trademarks, Trade Names and Service Marks

UNILIFE®, UNIFILL®, UNIFILL FINESSE®, RITA®, PRECISION-THERAPY®, FLEX-THERAPY®, EZMIX®, OCU-JECT®, and DEPOT-JECT® are registered trademarks of Unilife. All trademarks, trade names or service marks referred to in this Annual Report on Form 10-K are the property of the Company unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include statements about the following:

•	our ability to develop and achieve substantial sales of our products to our customers;

•	legal and regulatory requirements and developments in the U.S. and foreign countries;

•	the clinical development, therapeutic efficacy and market acceptance of our customers’ product candidates;

•	the ability to satisfy our debt obligations and comply with our restrictive covenants;

•	recently enacted and future legislation regarding the healthcare system;

•	our financial performance;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to continue as a going concern for the next 12 months;

•	the success of competing products that are or become available;

•	obtaining and maintaining intellectual property protection for our products;

•	our ability to perform under our customer agreements;

•	our exposure to manufacturing and other business disruptions;

•	our ability to limit our exposure to product liability lawsuits;

•	our ability to successfully manage our growth;

•	our exposure to scrutiny and increased expenses as a result of being a public company;

•	the impact on the cost of raw materials; and

•	our failure to recruit or retain key personnel or to retain our executive officers.

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and those that may be described from time to time in our future reports that we file with the Securities and Exchange Commission. You should read completely this Annual Report on Form 10-K, the documents that we have filed as exhibits to this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are subject to the safe-harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

PART I

Item 1.	Business

Company Background

We are a designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable drugs, biologics and vaccines, or collectively injectable therapies, of our pharmaceutical and biotechnology customers. We have a broad portfolio of proprietary product platforms, including pre-filled syringes, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and other novel injectable drug delivery systems. Products within each platform are highly differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. We sell our products directly to pharmaceutical and biotechnology companies who incorporate them into the drug-device combination product that is supplied pre-filled and ready for administration by end-users such as health-care providers or patients. Products within each of our platforms can be customized by us to address specific customer, therapy, patient and/or commercial requirements.

Our growing base of customers include Sanofi S.A., or Sanofi, MedImmune LLC, or MedImmune, Novartis International AG, or Novartis, and Hikma Pharmaceuticals PLC, or Hikma. In addition to the filling, assembly and/or packaging of our product with an injectable therapy, our customers are also responsible for the regulatory approval, sale and marketing of their final drug-device combination product. In addition to product sales, we can generate revenue from customization programs, upfront fees and exclusivity or royalty payments.

We are a Pennsylvania based and Delaware incorporated business since 2009, and began operations in Australia in 2002.

Our Business

We build long-term relationships with pharmaceutical and biotechnology companies whereby we design, manufacture and supply them with innovative injectable drug delivery systems that can be used to enhance and differentiate their injectable therapies. An injectable drug delivery system is a product that forms a part of a drug-device combination product that is utilized by a pharmaceutical or biotechnology company to facilitate the administration of a measured dose of an injectable therapy by end-users. Examples of injectable drug delivery systems include a ready-to-fill (pre-filled) syringe, which serves as both the primary drug container and administration system for an injectable therapy, and an auto-injector that allows a patient to automatically self-administer the contents of a pre-filled syringe.

We believe our portfolio of injectable drug delivery systems is the most extensive and customer-centric in our industry, and can accommodate the needs of most injectable therapies aside from insulin, which we consider to be a market that is already well-served. While our proprietary products are designed with innovative features and functionality, they utilize standard materials to support drug compatibility, and can be supplied to customers for seamless integration with standard filling processes and equipment.

Our products, outside of some of our auto-injectors, are designed to be supplied to customers as sub-assembly components ready for filling, assembly and/or packaging by our customers with a measured dose of an injectable therapy. Once our products have been filled, assembled and/or packaged by our customers with an injectable therapy, they become classified for regulatory purposes as a drug-device combination product. While we expect to submit our products to the U.S. Food and Drug Administration, or the FDA, as a Medical Device Master File, or MAF, or Type III Drug Master File, or DMF, for reference by the FDA when our customers are seeking FDA approval for their specific drug-device combination products or as a 510(k) filing for clearance or premarket approval, as appropriate for the class of device (or other foreign regulatory processes), our customers are ultimately responsible for seeking and obtaining regulatory approval of the drug-device combination product.

Each of our supply agreements that are currently in effect reflect such business-to-business partnerships whereby we will sell our products to customers who are responsible for the regulatory approval, marketing and sale of the drug-device combination product.

Our modern U.S. production facility, advanced operational capabilities, experienced management team, quality and regulatory processes, and industry relationships allow us to support the injectable drug delivery requirements of our customers during the clinical development, regulatory approval and lifecycle management of their injectable therapies.

Long-Term Customer Collaborations

Our proprietary injectable drug delivery systems can become part of the regulatory label for the drug-device combination product. In some cases, our products may be an important factor in the regulatory approval, clinical use and marketing of our customers’ drug-device combination product. In light of the length of regulatory processes, clinical requirements, investment in product development, uniqueness of our proprietary technology and/or other commercial factors that may be involved with switching to an alternative supplier of an injectable drug delivery system, our customers often seek to secure long-term continuity of supply for our products by signing supply contracts with us that can span periods of up to 15 years.

Prior to the supply of a product to our customers, we may receive payments from our customers in connection with upfront or exclusivity fees or the customization of our product platforms to address specific customer, therapy, patient or commercial requirements. Some customers seek to have a customization program completed prior to the signing of a commercial supply contract. Others may sign customization and supply contracts that encompass all stages of a long-term collaboration, including commercial sales.

We believe that our long-term supply contracts will provide predictable, recurring revenue and intrinsic growth that can be generated over periods of up to 15 years or more. We also expect to generate attractive blended operating margins as products from across our various platforms reach peak sales volumes.

Diversified Revenue Sources

There are multiple revenue streams that can be derived from various customer agreements, including product sales, milestone-based customization program payments, upfront fees, exclusivity payments and royalties from sales. The combination of revenue streams generated from each customer can vary, based upon specific contract terms, timing, the scope of customization requirements, the commercial opportunity for the target therapy, as well as other competitive market factors.

A significant proportion of our revenue to date has been derived from customer payments relating to the customization of products from one or more of our platforms to address specific customer, therapy, patient or commercial requirements prior to the commercial launch of the drug-device combination product. Customers have also paid us upfront or exclusivity fees prior to the commercial launch of their drug-device combination products utilizing one or more of our product platforms. As our customers scale-up to, and begin, commercial launch of such drug-device combination products utilizing our products, we believe that sales will progressively become a greater proportion of our total revenue.

Use of Our Products by Our Customers

We supply our products to customers, or their appointed contract manufacturing organizations in a sterile format where they are ready to be filled, assembled and/or packaged with a measured dose of an injectable therapy. We utilize standard materials within our products to support drug compatibility requirements. Components and related materials such as glass and elastomers are purchased by us from a network of established suppliers. These components and related materials are shipped to our production facility in York,

Pennsylvania where they are manufactured into sub-assembly components by us using assembly lines. We then supply these sub-assembly components in a sterile format to our customers for integration with their standard filling and packaging processes and equipment.

In addition to being responsible for the filling, assembly and/or packaging of the drug-device combination product, our customers are responsible for the regulatory approval of their drug-device combination product by agencies such as the FDA, the European Medicines Agency, or EMA, or other foreign regulatory authorities, as well as the sale and marketing of their final drug-device combination product.

Ongoing Commitment to Research and Development

We believe that continual investment in research and development is critical to the development and sale of our innovative, proprietary products and related services. Our research and development investments are driven by extensive discussions with pharmaceutical and biotechnology companies, as well as our internal capacity to identify and address unmet or emerging market needs for the delivery of injectable therapies. In this way, our investment in research and development is customer-centric, and intended to result in the future signing of long-term supply contracts. We believe our large and growing intellectual property portfolio helps protect us against competitors launching products similar to ours. We also believe that our intellectual property portfolio can help to enhance the competitiveness of the drug-device combination products that may be approved and marketed by our customers.

Product Platforms

We have developed a broad portfolio of innovative, differentiated injectable drug delivery systems that are designed for use with a range of injectable therapies. Existing and prospective customers can select from a series of platform-based technologies, including pre-filled syringes, wearable injectors, auto-injectors, drug reconstitution systems and ocular delivery systems. A multitude of product configurations and proprietary features are available within each platform, and we are able to further customize each product to specific customer, therapy, patient or commercial requirements.

Average selling prices for our products can vary significantly across various platforms. Pricing within each platform can also vary depending upon the level of product customization required, the number of units to be purchased by the customer, as well as other market dynamics. In general, our products can range in price from less than $1 to a couple hundred dollars per unit. Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue during the fiscal years ended June 30, 2014, 2013 and 2012. Our product platforms are discussed below.

Pre-filled Syringes

The Unifill® platform is designed to accommodate the majority of injectable therapies suitable for containment in a single-chamber pre-filled syringe for administration via routes including subcutaneous injection, intramuscular injection, or intravenous infusion. To support shelf-life periods of up to two years or more, Unifill products utilize standard (U.S. Pharmacopeia (USP Class VI) compliant) materials such as glass and elastomers within the drug fluid path. They are supplied in a sterile format to our customers ready for filling, assembly and/or packaging with a measured dose of an injectable therapy utilizing standard filling processes and equipment.

The majority of products within the Unifill platform include an automatic, user-controlled needle retraction mechanism designed to protect those at risk of needlestick injuries. The integration of an automatic needle retraction within the product can help to eliminate costs and extra steps traditionally associated with the purchase, attachment and activation of bulky add-on (ancillary) safety products onto a standard pre-filled syringe. Independent human factor user studies sponsored by us reflect high acceptance and preference rates for our Unifill product, which product forms the basis for our Unifill platform, by health-care providers and target patient populations.

Product configurations within the Unifill platform include:

•	Unifill - A pre-filled syringe with integrated, automatic and user-controlled retraction.

•	Unifill Finesse™ - Combining integrated, automatic and user-controlled retraction with a standard plunger seal and plunger rod.

•	Unifill Select™ - Allows the end-user to select and attach a needle at the time of injection, with automatic, user-controlled needle retraction.

•	Unifill Nexus™ - Equipped with an integrated luer adapter to provide universal connectivity with needleless luer access devices.

•	Unifill Allure™ - Combining universal luer connectivity with automatic, user-controlled needle retraction.

Wearable Injectors

The ReadyToGo™ platform of wearable injectors is designed to support growing demand for pre-filled, disposable devices that can be worn by a patient over periods such as several minutes or several hours during the subcutaneous injection of therapies such as viscous, large-dose volume biologics. Our wearable injectors are designed for supply by pharmaceutical and biotechnology companies and are pre-filled, pre-assembled and ready-to inject for simple and convenient self-injection by a patient outside of healthcare facilities, to minimize disruption to normal daily life during the period of therapy administration.

This scalable, flexible platform utilizes standard materials such as glass, does not require sterilization in its final form (terminal sterilization) and is designed ready for integration with our customers’ standard filling processes and equipment. Each wearable injector product can be pre-configured to control the duration, rate and volume of dose delivery for an injectable therapy to the target patient. Our wearable injector products require only three simple steps of use: (1) peel off the label, (2) stick the product onto the body and (3) click the button to commence the injection.

Features of our wearable injectors include a soft Flexwear™ catheter that is automatically inserted into the body for patient comfort during an injection, and a user interface with visual and audible signals that inform the user during each stage of use. With many pharmaceutical and biotechnology companies seeking to select one wearable injector technology for use with a portfolio of injectable therapies, we have developed our platform so that each product can be efficiently customized to address specific therapy, patient or commercial requirements. A multitude of customization options are available, including dose volume ranges from 1mL up to 30mL, pre-configurable delivery duration periods from seconds to hours and bolus, basal or variable dose delivery rates.

Auto-Injectors

We have a platform of disposable and reusable auto-injectors that are designed for use with pre-filled syringes from our Unifill platform. We believe our auto-injector platform is more extensive and differentiated than our competitors’ with unique features, including the provision of audible, tactile and visual end-of-dose indicators and needle-free disposal. Our auto-injectors can be customized to address specific customer, therapy, patient or commercial requirements, with product configurations including:

•	LISA™ smart reusable auto-injector - An automated and highly customizable product that can be used by a patient to perform hundreds of injections. Patients can control the speed of dose delivery to help minimize pain or discomfort during an injection. It allows for the removal of a used Unifill syringe with a retracted needle for safe, compact and convenient disposal. Other features include a single activation button, LED indicators and a push on skin sensor to minimize potential drug wastage. Customization options include Bluetooth connectivity.

•	RITA™ disposable auto-injector - An ergonomic single-use product with minimal steps of use and no visible springs or mechanisms. An audible, tactile click signals the delivery of the full dose to minimize potential drug wastage. For safe, convenient disposal of the used product, the needle is automatically retracted and contained after use.

Drug Reconstitution Delivery Systems

We have a broad portfolio of dual-chamber pre-filled syringes under our EZMix™ platform for the reconstitution of dry (lyophilized or powder) therapies, or the mixing of liquid-liquid combination therapies. Unlike some competitor products, the process of reconstitution with EZMix syringes is ventless and orientation-free to minimize the risk of drug loss and reduce the potential for user error. Our products feature standard materials and are designed for integration with the standard filling processes and equipment. A number of fully integrated features are available, including automatic, user-controlled needle retraction, automatic drug reconstitution and the use of staked needles, attachable needles or connectivity with needleless luer access devices. Product configurations available within the platform include:

•	AutoMix Presto™ - Automatic reconstitution for error-free, single-step mixing and injection.

•	EZMix Genesis™ - Orientation-free, ventless one-step reconstitution and automatic, user-controlled retraction.

•	EZMix Engage™ - One step reconstitution with the ability to attach and automatically retract a needle.

•	EZMix Prodigy™ - A compact, single-barrel reconstitution system in a standard pre-fillable syringe format in sizes from 1mL to 50mL.

Ocular Delivery Systems

We have a number of innovative technologies for the localized or targeted delivery of ophthalmic therapies to the eye. Ocular delivery systems include:

•	Ocu-ject™ - Accurate, precise delivery of microliter sized doses to the eye. It is capable of achieving precise delivery of microliter doses from 10uL to 500uL.

•	Ocu-mix™ - A dual-chamber syringe platform to reconstitute or mix, and deliver one or more therapies into the eye with a single injection.

•	Depot-ject™ - Precise placement of a drug depot into the eye with the clinician having full control over the site of implantation.

Novel Products

We have a strong background in the development of novel products that can help to enable and enhance the commercialization and administration of specialized injectable therapies, such as those designed for organ delivery and those that are unsuitable for use with conventional device technologies. In addition to an ongoing clinical program with Novartis to develop a novel product to deliver a Novartis product candidate to a target organ of the body, we have developed other novel delivery systems including Micro-ject™, which is designed to optimize the accurate and precise delivery of therapies with microliter doses that are unsuited to conventional device technologies.

Research and Development

Our ability to compete successfully depends heavily upon our ability to develop innovative, proprietary products and related services. We continue to invest in research and development to develop new technologies that enhance existing product platforms, and to expand our range of product offerings into additional areas that complement our business focus and target markets.

As part of our commitment to identify and address unmet or emerging market needs for the delivery of injectable therapies, we pursue a platform-based approach to product design that encompasses rapid product development capabilities and state-of-the-art manufacturing technology. The base technology underlying each platform is fully developed, and protected by a comprehensive intellectual property portfolio. Our approach to modular product design and scalable manufacturing enables customizations for each product to be integrated into flexible assembly processes.

Our customer-centric business structure enables us to respond quickly and efficiently to customer requirements. We have established cross-functional business teams within each product platform that possess deep scientific expertise and strong technical capabilities. This strong level of industry and product expertise and customer-centric business structure represents a key competitive advantage allowing us to develop and supply innovative, customized products with accelerated timelines.

We incurred research and development expenses of $34.1 million, $21.7 million and $23.1 million during fiscal years 2014, 2013 and 2012, respectively.

Sales and Marketing

Our existing and prospective customers are pharmaceutical and biotechnology companies that develop and market a range of injectable therapies to treat a multitude of acute and chronic diseases. The majority of these existing and prospective customers are large, multinational businesses based in the U.S., Europe, Japan and the Middle East. Our customers typically have a number of injectable therapies, such as biologics, that are either approved or in clinical development and can be combined with our products to create a drug-device combination product. Customers are responsible for the regulatory approval of the drug-device combination product, and assuming such approvals are obtained, for the sales and marketing of such drug-device combination product as well.

We use a variety of direct channels to secure business with existing and prospective customers. In particular, we believe that our ability to secure long-term customer agreements is enhanced by having a commercial development team with deep industry expertise and a strong network of relationships with pharmaceutical and biotechnology companies. Our commercial development team has existing relationships with multiple representatives within existing and prospective customers. We hold meetings and discussions with these existing and prospective customers regularly to identify and address their immediate or emerging requirements.

A growing percentage of our new business is being generated from existing or prospective customers who want us to customize products from one or more platforms within our portfolio to address specific requirements for their injectable therapies prior to the anticipated commercial launch of their drug-device combination product.

In addition to the work of our commercial development team, we also generate commercial business opportunities by more traditional means such as our website (www.unilife.com), participation at industry conferences, publication of editorial content and advertising within industry media.

Customer Relationships

We are at various stages in the establishment and expansion of commercial relationships with a growing number of pharmaceutical and biotechnology companies. It can typically take on average between one and three years to execute a commercial supply agreement with a customer once a product request or business opportunity has entered our commercial pipeline. During this developmental period, we and our prospective customer may enter into one or more initial agreements that may include transfer agreements or feasibility agreements whereby we may undertake an extensive technical review process covering matters such as product development, quality control, regulatory affairs, marketing, clinical affairs, manufacturing, material selection, formulation science and human factor studies. We may receive revenue from the prospective customer during the product development and evaluation period in connection with services we may perform or evaluation units of our products we supply during the period.

Once we are selected by a customer to customize or supply injectable drug delivery systems for use with one or more of their injectable therapies, we typically begin to generate revenue through sources including milestone-based customization programs, product sales, exclusivity fees, upfront fees or royalties. Certain of our customer contracts include exclusivity rights subject to, for example, annual minimum volume commitments, therapeutic markets and/or product configurations.

As of June 30, 2014, we were generating payments from 12 active customer programs, which include customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. These programs encompass products across all six of our product platforms and involve a variety of our customers’ approved brand-name and generic products currently under clinical development. We are not always aware of the products or product candidates for which our customers intend to use our products, and in many instances we are required to keep what information we know about our customers’ programs confidential.

Principal Customers

At the present time, while some of our customers have approved therapies, none of our customers have received regulatory clearance or approval from the FDA or a foreign regulatory authority for the commercial sale of a drug-device combination product that incorporates any of our products. It is also our understanding that, at the present time, none of our customers have applied for regulatory approval of such a drug-device combination product. As such, although we commenced initial commercial sales of the Unifill® syringe after July 1, 2014 and expect to commence commercial sales of some other Unifill product configurations during the fiscal year ending June 30, 2015, or fiscal year 2015, we do not expect such products will be marketed by customers for commercial use with target drugs during fiscal year 2015. In the meantime, throughout the remainder of fiscal year 2015, we expect that commercial sales of our products may be utilized by our customers for a range of activities including, for example, compatibility studies, filling and packaging line validation, human clinical trials and human factor studies. Some customers may also begin to build inventory of our devices for filling with target drugs, in anticipation of scheduled commercial launch. Therefore, our revenue has been historically and is currently predominantly tied to the achievement of milestones and other events that occur from time to time (such as execution of a customer agreement) during the various stages in the establishment and expansion of commercial relationships with our customers. As a result, the customers that constitute a larger proportion of our revenue may change from year to year, or quarter to quarter, as different milestones are achieved and other events occur with different customers.

A significant portion of our business is generated by a small number of major customers. As industry, market demand and our customer base changes, our major customers may also change. Our top three customers generated over 72.0% of our total revenue in fiscal year 2014.

Sanofi

In September 2013, we signed a long-term supply contract to supply Sanofi with the Unifill Finesse™ for use with their anti-thrombotic therapy Lovenox®/Clexane®. The contract period can extend up through calendar year 2024. Following a four year scale-up period after market entry, exclusivity will be maintained, subject to Sanofi purchasing a minimum of 150 million units of the Unifill Finesse or other Unifill syringes per year.

Hikma

In November 2013, we signed a long-term commercial supply contract with Hikma for the use of the Unifill syringe, the Unifill Nexus and the Unifill Allure with an initial list of 20 of its generic injectable therapies. Product sales to Hikma are scheduled to commence during fiscal year 2015. Under the terms of the contract, we will supply Hikma with a minimum volume of 175 million units per year following a rapid high-volume scale-up period. In addition to product sales, we expect to receive up to $40 million in upfront and milestone payments from Hikma.

MedImmune

In November 2013, we signed an agreement with MedImmune, the global biologics arm of AstraZeneca, to customize and supply products from our platform of wearable injectors for use with several target product candidates from MedImmune’s portfolio. We are receiving regular payments for customization services from MedImmune under the agreement.

Novartis

In November 2013, we signed an agreement with Novartis to supply clinical products from one of our injectable drug delivery system platforms for use with one of Novartis’ early stage product candidates. We began to generate revenue under the Novartis program during the second quarter of fiscal year 2014. Additional payments are expected as the program continues.

Additional Customer Discussions

We are involved in a number of additional ongoing discussions with a multitude of existing and prospective pharmaceutical and biotechnology companies regarding the development, customization and commercial use of products from across our portfolio that may also result in the future signing of additional contracts.

Manufacturing

We assemble our proprietary products at our manufacturing facility in York, Pennsylvania, which is registered with the FDA for the manufacture of medical devices. As discussed below under the header “Component Supply,” we outsource the production of components and other raw materials used in the assembly of our products to third-party suppliers. We supply our products to our customers ready to be filled, assembled and/or packaged with their injectable therapy utilizing standard filling processes and equipment. The filling, assembly and/or packaging of our customers’ drug-device combination products incorporating our products is conducted either by our customers, or a contract manufacturing organization engaged by our customers.

Our manufacturing operations consist of a 165,000 square foot facility located on a 38 acre site in York, Pennsylvania that was opened in December 2010. In addition to multiple Class 7 and Class 8 clean rooms, the facility includes administrative offices, research and development laboratories, rapid prototyping and automation facilities, a warehouse and expansion space. Activities we may undertake at our York facility include product design and development, production of sub-assembly components, packaging, quality assurance and supply chain management. All manufacturing and manufacturing related activities we undertake are guided by advanced business systems, such as SAP ERP that complement those systems commonly used by our customers.

Our quality management system, or QMS, is regularly audited by regulatory authorities for compliance with the requirements of, and certified to, ISO 13485, Medical Devices – Quality Management Systems – Requirements, for regulatory purposes, which is equivalent to Quality System Regulations, or QSR, for FDA compliance. As an FDA registered medical device manufacturer, we are periodically audited by the FDA pursuant to the QSRs and Current Good Manufacturing Practice regulations, or cGMP, with the last audit occurring in 2013 where there were no formal findings. In addition, our QMS is regularly audited by existing and prospective customers.

Existing clean room space is used for the manufacture of components and related materials into sub-assembly components by us using assembly lines. We are also installing additional clean room manufacturing space within the existing footprint of our York facility that will accommodate additional assembly lines and related activities. We have secured pre-approval from York County Pennsylvania to construct an additional 100,000 square foot of production space at our York facility.

The manufacturing systems we use vary depending on the type of product, its stage of commercialization and the unit volume requirements of our customers. We utilize a modular platform-based design for our products to allow for an efficient, scalable approach to manufacturing. We believe that the long-term, forward-looking nature of the supply with our customers, gives us sufficient time to scale-up production capacities in line with demand.

Production capacities vary depending upon the unit volume requirements of our customers and the stage of a product commercialization program. We have assembly lines in place with varying annual production capabilities with additional assembly lines in various stages of installation or procurement to support production scale-up in line with scheduled customer requirements. Additional assembly lines for various products or platforms will continue to be installed to support customer demand.

Component Supply

We source components and other materials utilized in the production of our products from a variety of pre-qualified suppliers, with significant expertise in the medical device and pharmaceutical and biotechnology sectors. Some proprietary components are manufactured by appointed vendors utilizing molding equipment that we own. While some of our suppliers are regulated by applicable regulatory bodies, all of our major suppliers are regularly audited by us to ensure compliance with applicable regulatory and quality requirements.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We generate our own intellectual property and hold numerous patents and patent applications covering our existing and future products and technologies. We also rely on a combination of trade secrets and manufacturing know-how to protect our intellectual property. We enter into non-disclosure agreements with certain vendors and suppliers to attempt to ensure the confidentiality of our technology. We also enter into non-disclosure agreements with our customers. In addition, we require that all our employees sign confidentiality, non-compete and intellectual property assignment agreements. Our focus is to safeguard the intellectual property surrounding our products, manufacturing processes, and other related technologies to protect not only our position and growth opportunities, but also that of our strategic partners and customers.

Our patent portfolio covers current and anticipated product offerings, as well as process improvements and other value-added innovations which streamline our customers’ filling processes. Additionally, since our product architecture is focused, at least in part, on component modularity, as new products are configured to meet customer needs, the modular components of such products are generally covered by existing patents or pending applications and new applications are pursued to cover the specific aggregation or configuration of the modular components. This means that each of our products is protected by virtue of one or more patents or pending applications relating to the product’s constituent components. As new products are innovated to meet specific customer, therapy, patient or commercial requirements, such new products will have preliminary patent protection at least to the extent that they leverage one or more of the existing protected components. Similarly, since our product platforms offer broad customizability for our customers, such customized products will be preliminarily protected by our existing patent portfolio which will be strengthened by further patent applications directed to the specific product configurations. We believe that this approach provides broad and readily-available patent protection to Unilife, even at the earliest phase of product development or customization.

As of July 2014, we had approximately 135 issued patents relating to our product platforms across more than 24 worldwide jurisdictions, including the U.S., the European Union, Australia, Japan, Israel, and China. These broad jurisdictions are strategically selected to reflect our customers’ markets, competitor spaces, and growth regions. Though granted patents expire at varying dates based on the filing date of the related application, the life of patents relating to our product platforms extends through calendar year 2034. Pending and/or future filed patent applications covering relevant advancements in these technologies could extend well beyond that time period once granted.

We also have over 200 additional patent applications at various stages of examination with the United States Patent and Trademark Office and other international patent organizations, which may be granted as patents over the next two to five years. A significant number of additional patent applications are expected to be filed with national and international patent organizations during fiscal year 2015. The rate of growth in our patent portfolio is reflective of the growth in our product categories, and cover novel products, improvements, methodologies and/or embodiments to meet the specific unmet needs of our growing customer base. Our patent filings broadly cover all of our existing product platforms, and pending applications address product improvements and next generation technologies.

Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks UNILIFE®, UNIFILL®, UNIFILL FINESSE®, RITA®, PRECISION-THERAPY®, FLEX-THERAPY®, EZMIX®, OCU-JECT®, and DEPOT-JECT® in the U.S. and, for some such marks, in other key countries. We have pending trademark applications for several of these marks in other jurisdictions. We also have trademark registrations and pending applications for our other proprietary product platforms in a number of key countries, including the U.S.

Competition

The market for injectable drug delivery systems is highly competitive. As compared to products such as disposable (hypodermic) syringes, the production and supply of our injectable drug delivery systems is more specialized, with a need for us to conform to high quality expectations and specific requirements. Significant capital investment is required to establish the operational capabilities, quality and regulatory systems and industry expertise to develop, manufacture and supply injectable drug delivery systems such as our product platforms, which can limit the number of new entrants into our market.

We compete against many companies, both public and private, that range in size from small, highly focused businesses to large diversified multinational manufacturers of medical devices and healthcare equipment. Most of these competitors are based in the U.S. and Europe. Some of the large and established companies include Becton, Dickinson and Company, or BD, SCHOTT forma vitrum AG, Gerresheimer Bünde GmbH, West Pharmaceutical Services, Inc., and Ypsomed Group. Collectively, these companies represent the majority of revenue for our market, with BD having the largest share. Some of these competitors are also current or potential suppliers of components or materials to us for use with our products.

A core business focus for many of our competitors is the production of commodity components such as glass barrels or elastomers. Unlike our products, these commodity components alone may limit the ability of a pharmaceutical or biotechnology company to utilize a delivery system to differentiate their injectable therapies. Also unlike Unilife, there are few established competitors that take responsibility for the entire injectable drug delivery system, or the integration of a prefilled syringe with an auto injector. Consequently, many pharmaceutical and biotechnology companies commonly purchase glass-based components from one supplier, and elastomer components from another supplier.

The overall market for injectable drug delivery systems is largely fragmented. Aside from BD, there are few competitors that participate in the majority of market segments where we are active. Many competitors participate in only a handful of market segments such as auto-injectors or wearable injectors. In addition to other device companies, we are also subject to potential competition from some customers. In particular, our customers may develop internally or acquire their own injectable drug delivery systems. Moreover, we may face indirect competition from companies who develop and market alternative treatments and delivery methods that compete with our customers’ drug-device combination products that utilize our products.

Regulations

Our products, outside of some of our auto-injectors, are designed to be supplied to customers as sub-assembly components ready for filling, assembly and/or packaging by our customers with a measured dose of an injectable therapy. Once our products have been filled, assembled and/or packaged by our customers with an injectable therapy, they become classified for regulatory purposes as a drug-device combination product. While we expect to submit our products to the FDA as an MAF or DMF for reference by the FDA when our customers are seeking FDA approval for their specific drug-device combination products or as a 510(k) filing for clearance or premarket approval, as appropriate for the class of device (or other foreign regulatory processes), our customers are ultimately responsible for seeking regulatory approval of the drug-device combination product. Each of our supply agreements that are currently in effect reflect such business-to-business partnerships whereby we will sell our products to customers who are responsible for the regulatory approval, filling, packaging, marketing and sale of the drug-device combination product.

In order to be eligible to market and sell a drug-device combination product, a customer will need to submit and receive approval of a New Drug Application, or NDA, biologics license application, or BLA, abbreviated new drug application, or ANDA, the appropriate prior approval supplement to an existing NDA, BLA or ANDA, or the foreign equivalent of any of the foregoing, which may include documentation of summative human factor studies, records of completion of all required clinical trials, and compliance with cGMP across the development, production and delivery of the drug-device combination product, including process validation of the commercial-scale manufacturing and assembly processes that will be used to create the components for filling, assembly and/or packaging of the drug-device combination product. As an FDA-registered medical device manufacturer and a component supplier to our customers, we are required to comply with cGMP for any products we supply to our customers for clinical or commercial use.

We accordingly maintain our facility certifications and operate our QMS in compliance with FDA, European and other relevant international standards. Doing so minimizes regulatory risk to our customers by demonstrating that we have the ability to supply cGMP-compliant components for their drug-device combination products. For instance, our customers must be able to demonstrate to the FDA or a foreign regulatory authority that the manufacturing and assembly processes for their drug-device combination products are manufactured under cGMP before those processes can be used for clinical or commercial production for the U.S. market. At the appropriate time under each agreement with our customers, we will accordingly provide documentation, establishing that each specific manufacturing and/or assembly process we intend to use for commercial production of components was validated, where appropriate, and manufactured in a manner that conforms with cGMP.

Commercial and Regulatory Status

Our products include our pre-filled syringes, wearable injectors, auto-injectors, drug reconstitution delivery systems, ocular delivery systems and novel products. It is the responsibility of our customers to apply for and obtain final regulatory approval from the FDA or foreign regulatory authorities of each drug-device combination product that incorporates any of our products before the drug-device combination product can be sold commercially to end users. This is the commercial and regulatory process contemplated in each of our current customer supply agreements.

At the present time, while some of our customers have approved therapies, none of our customers have received regulatory clearance or approval from the FDA or a foreign regulatory authority for the commercial sale of a drug-device combination product that incorporates any of our products. It is also our understanding that, at the present time, none of our customers have applied for regulatory approval of such a drug-device combination product. Therefore, at this present time, none of our products have been sold by our customers with their injectable therapies. Once any of our customers apply for regulatory approval to sell a drug-device combination product, it will be the responsibility of the customer to obtain final product approvals from the FDA or a foreign regulatory authority.

We anticipate that, under the terms of certain customer agreements, we will assist our customers in the preparation and submission of their regulatory approval application. We have previously validated manufacturing and assembly processes in accordance with cGMP for certain customers under contractual agreements. At the appropriate time under each contract, we will provide the necessary documentation to support our customers’ application for regulatory approval, including, if applicable, documentation pertaining to process validation.

Other Regulations

Pervasive and continuing regulation

Our customers are subject to pervasive and continuing government regulation by the FDA and various other federal and state agencies and are also subject to similar regulation by foreign governmental agencies. To varying degrees, such regulatory agencies require compliance by our customers with laws and regulations governing the development, testing, manufacturing, labeling, advertising, marketing, distribution, and post-market surveillance of our customers’ drug-device combination products that utilize our products.

510(k) clearance pathway

We expect to submit our products to the FDA as an MAF or DMF by the FDA when our customers are seeking FDA approval for their specific drug-device combination products or as a 510(k) filing for clearance or premarket approval, as appropriate for the class of device (or other foreign regulatory processes). We expect the majority of our products will be submitted as an MAF or DMF that will be referenced during the review of a submission by a customer for the drug-device combination product. 510(k) submissions may be considered for other products, such as auto-injectors, where we deem appropriate.

If one of our products is classified and regulated as a medical device, we will seek 510(k) clearance or premarket approval, as appropriate for the class of device, from the FDA as well as corollary approvals by foreign equivalents to the FDA. We would then be required to submit certain information to the FDA or other foreign regulatory authority from which we are seeking clearance or premarket approval, and may be required to conduct pre-clinical studies and clinical trials on our products.

Manufacturing and operations

As an FDA-registered medical device manufacturer and a component supplier to our customers, we are required to comply with cGMP for any products we supply to our customers for clinical or commercial use. Our QMS is regularly audited by regulatory bodies, such as the FDA. In addition, our QMS is also regularly audited by existing and prospective customers. Our QMS is fully certified to ISO 13485 and operates in compliance with cGMP for the benefit of our customers. If we are unable to manufacture our products in the quantities and at the prices set forth in our customer agreements, satisfy our customers’ manufacturing scale-up needs, comply with cGMP or otherwise meet the specific terms of our customer agreements, such failures could have a material adverse impact on our business, prospects, results of operations, cash flows and financial condition.

We are also subject to various federal, state and local laws and regulations, both in the U.S. and other international territories where we conduct business, relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development and manufacturing operations. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with such laws or regulations in the future.

Employees

As of June 30, 2014, we had 209 employees, of whom 165 are engaged in operations, including research and development, quality assurance and manufacturing activities, 9 are engaged in sales and marketing activities and

35 are engaged in finance, legal and other administrative functions. Most of our employees are located at either our York, Pennsylvania facility or the Unilife Innovation Center in King of Prussia, Pennsylvania. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with employees to be good.

Corporate History

Unilife was incorporated in Delaware on July 2, 2009 as a wholly-owned subsidiary of UMSL. On January 27, 2010, Unilife became the parent company of UMSL upon completion of the redomiciliation under Australian law and UMSL’s stockholders and option holders exchanged their interests in UMSL for equivalent interests in Unilife. On February 16, 2010, Unilife’s common stock began trading on The NASDAQ Stock Market LLC under the symbol “UNIS.” Our principal executive offices are located at 250 Cross Farm Lane, York, Pennsylvania 17406. Our telephone number is +1 717 384 3400.

Financial Information about Geographical Areas

See Note 3 to our consolidated financial statements for information regarding our revenue by geographic area.

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

Risks Relating to Our Business

We do not expect to be profitable until we either achieve commercial scale production and sales of our proprietary injectable drug delivery systems or receive sufficient upfront fees and other payments from customers to offset our total operating expenditures.

At the present time, while some of our customers have approved therapies, none of our customers have received regulatory clearance or approval from the FDA or a foreign regulatory authority for the commercial sale of a drug-device combination product that incorporates any of our products. It is also our understanding that, at the present time, none of our customers have applied for regulatory approval of such a drug-device combination product. None of our products are currently being sold by our customers with their injectable therapies. To date, we have derived substantially all of our revenue from upfront payments, exclusivity fees and milestone-based fees from customers. Many of our customers’ injectable therapies that are planned to be used in combination with our products are in various stages of clinical development.

We have a broad portfolio of proprietary product platforms, including pre-filled syringes, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and other novel injectable drug delivery systems. We have incurred, and will continue to incur, significant research and development expenses related to the development and manufacturing scale-up of our proprietary portfolio of injectable drug delivery systems. We have also continued to invest in our facilities and in capital equipment in the amount of $12.1 million during fiscal year 2014. We are also installing additional clean room manufacturing space within the existing footprint of our York facility that will accommodate additional assembly lines and related activities. In addition, during fiscal year 2014, we increased headcount by 45 employees (consisting mostly of employees focused on research and development) and invested $34.1 million to address our research and development requirements, including employee costs, equipment, materials, tooling, prototypes and outside contract services. We expect to continue investing in additional staff and capital equipment to support increasing customer demand for our products and services. We will also incur significant general and administrative expenses such as assisting our customers with seeking regulatory approvals and complying with the requirements related to being a public company in both the United States and Australia. We do not expect to be profitable until we generate sufficient revenue from product sales, upfront fees, milestone-based payments or royalty fees to offset our total operating expenditures. Even then, our research and development, capital and general and administrative expenses will need to be at a reasonable cost and volume level for us to be profitable.

If we experience problems or delays in securing additional agreements to supply our products and services to customers, our business, including our ability to generate additional revenue, will be materially and adversely affected.

To date, we have signed commercial supply contracts and other agreements with several pharmaceutical and biotechnology companies. However, our ability to generate additional revenue will also depend on our ability to successfully negotiate additional agreements for our proprietary product platforms with new or existing customers and, notwithstanding potential upfront or milestone-based payments, to begin supplying substantial commercial quantities of such products under such agreements. Given the substantial size, complexity and long-term duration of many of these prospective agreements, they can take significant time to negotiate and finalize.

While we are in advanced stages of negotiating some of these agreements, we cannot assure you if or when we will be able to enter into any additional agreements for our products or what the terms of any such agreements will be. If we are unable to secure additional supply agreements for our products and services in a timely manner or obtain favorable terms under such agreements, our ability to generate additional revenue aside from our existing contracts will be materially and adversely affected.

Our customers’ drug-device combination products will be subject to regulatory oversight and approvals. We cannot be sure how the FDA, EMA or other foreign regulatory authority will regulate our customers’ drug-device combination products and/or whether our customers will be successful in obtaining and/or maintaining regulatory approval.

Our products, outside of some of our auto-injectors, are designed to be supplied to customers as sub-assembly components ready for filling, assembly and/or packaging by our customers with a measured dose of an injectable therapy. Once our products have been filled, assembled and/or packaged by our customers with an injectable therapy, they become classified for regulatory purposes as a drug-device combination product. While we expect to submit our products to the FDA, as an MAF or DMF for reference by the FDA when our customers are seeking FDA approval for their specific drug-device combination products or as a 510(k) filing for clearance or premarket approval, as appropriate for the class of device (or other foreign regulatory processes), our customers are ultimately responsible for seeking regulatory approval of the drug-device combination product. Each of our supply agreements that are currently in effect reflect such business-to-business partnerships whereby we will sell our products to customers who are responsible for the regulatory approval, marketing and sale of the drug-device combination product. In order to be eligible to market and sell a drug-device combination, a customer will need to submit and receive approval of an NDA, BLA, ANDA or the foreign equivalent of any of the foregoing, which shall include documentation of summative human factor studies and records of completion of all required clinical trials.

For a drug-device combination product, it is possible that our customers will be required to submit marketing applications through both the drug or biologic, and medical device pathways. The process of obtaining FDA marketing clearance or approval is lengthy, expensive, and uncertain. We cannot be sure how the FDA, EMA or other foreign regulatory authority will regulate our customers’ drug-device combination products, in which case the path to regulatory approval would be different and could be more lengthy and costly. We also cannot be sure that our customers’ drug-device combination products will be cleared or approved in a timely fashion, or at all, which could impact our customers’ ability to market their drug-device combination products that utilize our products. If the FDA does not approve or clear the drug-device combination products in a timely fashion or at all, or if there are ongoing issues with obtaining approval of drug-device combination products involving our proprietary product platforms and our customers’ injectable therapies, our business and financial condition will be adversely affected.

Moreover, the approval process may also require changes to our customers’ drug-device combination products or result in limitations on the indicated uses of our customers’ drug-device combination products, which will have an indirect effect on us. As a result, our customers’ expectations with respect to marketing approval or clearance may prove to be inaccurate, and our customers may not be able to obtain marketing approval or clearance in a timely manner or at all. In addition, regulatory requirements in the U.S. and outside the U.S. can, at any time, require prompt action to maintain compliance, particularly, when product modifications are required. Following the introduction of a drug-device combination product, these agencies will also periodically review our manufacturing processes and the performance of our customers’ drug-device combination products. Our failure to comply with cGMP, and our customers’ failure to comply with adverse event reporting, clinical trials and other requirements of these agencies could delay or prevent the production, marketing or sale of our customers’ drug-device combination products and result in fines, delays, suspensions or prevention of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our and our customers’ reputation.

Our customers are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

Our customers’ drug-device combination products that utilize our products are subject to extensive regulation by governmental authorities in the United States, Europe and other countries, including the FDA. Not only do these regulations present challenges during the regulatory approval process as discussed above, but after our customers’ drug-device combination products that utilize our products are approved and placed in the market, numerous regulatory requirements apply. These include, but are not limited to QSR, labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses, medical device reporting regulations and post-market surveillance regulations, and laws and regulations that govern the development, testing, manufacturing, advertising, marketing and distribution of medical devices, including our customers’ drug-device combination products that utilize our products. The FDA has broad post-market and regulatory enforcement powers.

As a registered device manufacturer and supplier of the drug delivery device component of a combination product, we are subject to unannounced and preapproval inspections by the FDA of our manufacturing facility to determine our compliance with QSR and cGMP.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA, which may include any or all of the following sanctions: fines, injunctions, consent decrees and civil penalties, recall or seizure of our products or our customers’ drug-device combination products, operating restrictions, partial suspensions or total shutdown of production, refusing our customers’ requests for regulatory approvals of their drug-device combination products or new intended uses, as applicable, withdrawing our customers’ regulatory approvals that are already granted and criminal prosecution.

The therapeutic efficacy of many of our customers’ therapies is either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our customers’ therapies.

While some of our customers will be using our products with established, approved therapies, in many instances, the benefits of our customers’ therapies as injectable therapies is either unproven or has only been proven in limited circumstances. Our ability to generate revenue from our products will depend heavily on the successful development, commercialization and sales of our customers’ therapies, which is subject to many potential risks. For example, data developed in clinical trials or following the commercialization of our customers’ therapies may show that such therapies do not prove to be effective treatments for the targets they are being designed to act against (or as effective as other treatments available). In clinical trials or following commercialization, it may be shown that our customers’ therapies interact with human biological systems in unforeseen, ineffective or harmful ways. If our customers’ therapies are associated with undesirable side effects or have characteristics that are unexpected, our customers may need to abandon clinical development or discontinue commercial sales or limit clinical development or sales to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. As a result of these and other risks described herein that are inherent in the development and sale of therapeutic agents, our customers may never successfully develop or successfully commercialize their therapies or the commercialization of our customers’ therapies may be abandoned or severely limited, which may limit our profitability with respect to such customers, and we may not be successful in achieving commercial scale production and sales of our injectable drug delivery systems in combination with our customers’ therapies.

Many of the injectable therapies being targeted for use with our products are not approved, but in various phases of clinical development. These injectable therapies may be independently terminated by our customers prior to submission of a regulatory filing or even after our customers receive regulatory approval, resulting in the cessation of any revenue associated with that contract or program.

We work with pharmaceutical and biotechnology companies who are targeting the use of our products with a variety of injectable therapies. While some of our customers have approved therapies, many of our customers’ injectable therapies are not approved, and in various phases of clinical development. Typically, we become associated with pipeline therapies when they are in Phase II or Phase III clinical trials. On some occasions, especially relating to specialized or novel requirements for the delivery of an injectable therapy, we may become involved with a therapy in pre-clinical development or Phase I clinical trials. The clinical development of these pipeline therapies can be terminated by our customers at any stage. Furthermore, our customers could obtain regulatory approval for their injectable therapies and their drug-device combination products that include our product, and decide for business reasons not to market and sell their drug-device combination product. Prior investments we have made in manufacturing capacity or research and development will then not result in the generation of revenue that would have previously been anticipated through our customers’ regulatory approval, launch and post-market sales of the drug-device combination product within target domestic and international markets.

Our customers may terminate their contracts or cease doing business with us in the event of a breach by us, for strategic reasons or, in some cases, for no reason.

While the term of our customer contracts may be for up to 15 years, our customers may decide to terminate their contracts or cease doing business with us in the event of a breach by us, for strategic reasons or, in some cases, for no reason. In such event, we may not receive associated payments or revenue from such customer or under the relevant contract and we may not be able to recoup investments we have made in manufacturing capacity or research and development in connection with such customer or customer contract. Accordingly, if our customers terminate their contracts with us, it could have a material adverse impact on our business, prospects, results of operations, cash flows and financial condition.

Our commercial success depends upon the attainment of significant market acceptance of our customers’ product candidates, if approved, among physicians, patients, healthcare payers or the medical community.

Even if our customers obtain regulatory approval for their product candidates, their product candidates may not gain sufficient levels of market acceptance among physicians, healthcare payers, patients or the medical community to make them commercially feasible. Market acceptance of our customers’ product candidates, if they receive approval, depends on a number of factors, including the:

•	efficacy and safety of our customers’ product candidates;

•	clinical indications for which their product candidates are approved;

•	acceptance by physicians, patients and the medical community of their product candidates as a safe and effective treatment;

•	potential and perceived advantages of their product candidates over alternative treatments;

•	safety of their product candidates seen in a broader patient group, including their use outside the approved indications should physicians choose to prescribe for such uses;

•	prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	timing of market introduction of their product candidates as well as competitive products;

•	cost of treatment in relation to alternative treatments;

•	availability of coverage and adequate reimbursement and pricing by third-party payers and government authorities;

•	relative convenience and ease of administration; and

•	effectiveness of their sales and marketing efforts.

If our customers’ product candidates are approved but fail to achieve market acceptance among physicians, patients or healthcare payers, we may not be able to generate anticipated revenue. This may limit our ability to generate anticipated revenue from our prior investment in assembly lines and other resources. Moreover, even if we achieve commercial scale production and sales of our injectable drug delivery systems in combination with our customers’ injectable therapies, such customers may face indirect competition from companies who develop and market other brand name, biosimilar or generic injectable therapies as well as alternative treatments and delivery methods that compete with our customers’ drug-device combination products that utilize our products, which may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

Most brand name injectable therapies will face future competition from generic or biosimilar therapies, which could significantly reduce their commercial viability.

Brand name injectable therapies will usually become exposed to competition from generic or biosimilar rivals at some time after their regulatory approval and commercial launch. The average selling price and market share of brand name injectable therapies can be significantly diminished following the introduction of generic or biosimilar competition. These factors may result in our customers using our products with their brand name injectable therapies seeking to withdraw such injectable therapy from the market, or change market tactics in a way that makes the use of our products cost prohibitive. This may result in the termination of supply contracts and the significant loss of revenue.

Our debt obligations include covenants restricting our business which may adversely affect us.

On March 12, 2014, Unilife Medical Solutions, Inc., a wholly owned subsidiary of the Company, or the Borrower, entered into a Credit Agreement, or the OrbiMed Credit Agreement, with ROS Acquisition Offshore LP, or the Lender. Pursuant to and subject to the terms of the OrbiMed Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60 million. A first tranche loan of $40 million was drawn on the closing date of the loan and a further two tranches each of $10 million have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the OrbiMed Credit Agreement. The interest rate is 9.25% plus the greater of the three month LIBO Rate (as defined in the OrbiMed Credit Agreement) or 1.0%.

Unless the loan facility is otherwise terminated earlier pursuant to the terms of the OrbiMed Credit Agreement, the Borrower is required to repay in full the unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 6.0% repayment premium on March 12, 2020. The Borrower can make voluntary repayments at any time of any unpaid principal amount of the loans, plus a 6.0% repayment premium. The Borrower must make mandatory prepayments in certain prescribed circumstances, including, without limitation, certain dispositions of assets and certain casualty events. In such events, the Borrower must prepay to Lender 100% of the net cash proceeds received.

The obligations of the Borrower under the OrbiMed Credit Agreement are: (i) secured by substantially all assets of the Borrower, and (ii) guaranteed by the Company and each of its subsidiaries. Such guarantees are secured by substantially all assets of the guarantors. The security interests granted by Borrower, the Company, Unilife Cross Farm LLC, a wholly owned subsidiary of the Company, or Cross Farm, UMSL and Unitract Syringe Pty Limited, or Unitract Syringe, are evidenced by, among other things, a Pledge and Security Agreement, a Mortgage and Security Agreement and a General Security Deed.

The OrbiMed Credit Agreement contains certain customary covenants, including among other things, covenants relating to financial performance, liquidity targets and the retention of certain members of management. The OrbiMed Credit Agreement also contains covenants that, among other things, require us to obtain consent from the Lender prior to paying dividends, making certain investments, incurring debt or liens (with certain exceptions), changing the nature of our business, assuming or guaranteeing the indebtedness of another entity or individual, selling or otherwise disposing of a substantial portion of our assets, or merging or consolidating with another entity.

A breach of any of the covenants in the OrbiMed Credit Agreement could result in a default under that agreement. Upon the occurrence of an event of default, a default interest rate of 14.25% per annum plus the greater of three-month LIBO Rate or 1.0% shall apply during the existence of a default. There is also a risk that the Lender could obtain rights to the secured assets in the event we default on our obligations under the OrbiMed Credit Agreement. Additionally, the Lender could elect to declare all amounts outstanding under the OrbiMed Credit Agreement to be immediately due and payable, and terminate all commitments to extend further credit.

In addition, on October 20, 2010, Cross Farm entered into a Loan Agreement with Metro Bank, as amended in connection with the OrbiMed Credit Agreement on March 12, 2014, or the Metro Bank Loan. The Metro Bank Loan is secured by a mortgage lien and a continuing security interest in Cross Farm’s personal property, and contains certain customary covenants, including the maintenance of $2.4 million of restricted cash that must remain in cash deposits (on which Metro Bank has a first priority security interest). Upon the occurrence of an event of default under the agreement evidencing the Metro Bank Loan, there is a risk that Metro Bank could obtain rights to the secured assets. Additionally, Metro Bank could elect to declare all amounts outstanding under the Metro Bank Loan to be immediately due and payable.

Furthermore, on or about December 17, 2010, Keystone Redevelopment Group, LLC made a loan to Cross Farm in the original principal amount of $2.25 million which was secured by a mortgage lien. Keystone Redevelopment Group, LLC assigned the loan and mortgage, or the Keystone/CFA Loan, to Commonwealth Financing Authority. Upon the occurrence of an event of default under the agreements evidencing the Keystone/CFA Loan, there is a risk that Commonwealth Financing Authority could obtain rights to the mortgaged property.

There are cross-defaults in the OrbiMed Credit Agreement, Metro Bank Loan and Keystone/CFA Loan, so that a default under one agreement could trigger a default under the others. Metro Bank, the Lender under the OrbiMed Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.

If we are unable to obtain the next two tranches of loans under the OrbiMed Credit Agreement and we are unable to secure additional funding through other sources such as debt or equity offerings, our ability to continue operations could be adversely effected.

Pursuant to and subject to the terms of the OrbiMed Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60 million. A first tranche loan of $40 million was drawn on the closing date of the loan and a further two tranches each of $10 million have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the OrbiMed Credit Agreement. The OrbiMed Credit Agreement provides that the Lender’s commitment to extend credit for the additional two tranches of loans are conditioned upon our ability to comply with customary representations and warranties and covenants in the OrbiMed Credit Agreement, which include, among other things, covenants relating to financial performance, liquidity targets and the retention of certain members of management. Our ability to comply with the covenants in the OrbiMed Credit Agreement may be affected by events beyond our control. In an event of default of the covenants in the OrbiMed Credit Agreement, we may be unable to receive the further loan commitments from the Lender. If we are unable to obtain the remaining loans under the OrbiMed Credit Agreement and we are unable to secure additional funding through other sources such as debt or equity offerings, our ability to continue operations could be adversely effected.

We may need additional funding to meet our capital needs. Such funding may not be available on favorable terms, if at all, and may be dilutive to our existing stockholders.

We may need to obtain additional funding for our research and development, capital and general and administrative expenses. We cannot provide assurance that we will be able to raise additional funding, if needed, on terms favorable to us, or at all. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced, our stockholders may experience additional dilution in net book value, and such equity securities may have rights, preferences or privileges senior to those of our existing stockholders. In addition, because our shares of common stock are listed on the Australian Securities Exchange, or the ASX, in the form of CHESS Depositary Interests, or CDIs, we are also limited in the amount of funds that we can raise through the issuance of equity securities without stockholder approval. Furthermore, on August 1, 2014, we issued 5,808,800 shares of common stock and raised $12.4 million under the Controlled Equity Offering Sales Agreement, or the Sales Agreement, pursuant to which we, from time to time, issued and sold shares of common stock having an aggregate offering price of up to $45.0 million. This capital raise in August 2014 was the full remaining amount available for sale under the Sales Agreement. As a result, we have completed use of the facility available under the Sales Agreement. If we are unable to secure additional funding through other sources such as equity offerings, our ability to continue operations could be adversely effected.

We may need additional funding to meet our capital needs and our debt obligations include covenants which may limit our ability to raise capital.

The OrbiMed Credit Agreement and the Metro Bank Loan contain certain restrictive covenants. The OrbiMed Credit Agreement contains certain customary covenants, including among other things, covenants relating to financial performance and liquidity targets. The OrbiMed Credit Agreement contains covenants that, among other things, require us to obtain consent from the Lender prior to incurring certain indebtedness or assuming or guaranteeing the indebtedness of another entity or individual. Moreover, the Metro Bank Loan is secured by a mortgage lien and a continuing security interest in Cross Farm’s personal property, and contains certain customary covenants, including the maintenance of $2.4 million of restricted cash that must remain in cash deposits (on which Metro Bank has a first priority security interest). If we raise additional funds from debt financing, these restrictive covenants may limit our ability to raise capital from debt financing, if at all. If we are unable comply with such covenants or obtain a waiver from our lenders, then it may be more difficult for us to operate our business.

We have received an audit report on our fiscal year 2014 consolidated financial statements that includes an explanatory paragraph stating that our recurring losses from operations and limited cash resources raise substantial doubt about our ability to continue as a going concern.

The continuation of our Company as a going concern is dependent upon our attaining and maintaining profitable operations, generating continued cash payments from customers under new or existing contracts and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for fiscal year 2014, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing our liquidity.

Our liquidity is highly dependent on our available financing facilities and our ability to improve our financial condition. Our failure to obtain new or additional financing could impair our ability to both serve our existing customer base and develop prospective customers and could result in our failure to continue to operate as a going concern.

The uncertainty regarding our ability to continue as a going concern may have an adverse effect on our customer and supplier relationships.

Our relationships with our existing and prospective customers and suppliers are predicated on the belief that we will continue to operate as a going concern. Certain of our existing customers may terminate their agreements with us and certain of our prospective customers may not enter into agreements with us if there is uncertainty regarding our ability to continue as a going concern. This may have an adverse effect on our ability to grow our revenue, which is a key component of our plan to continue as a going concern. Current and future suppliers may be less likely to grant us credit, resulting in a negative impact on our working capital and cash flows.

We may face significant uncertainty in the industry due to government healthcare reform.

The healthcare industry in the United States is subject to fundamental changes due to the ongoing healthcare reform and the political, economic and regulatory influences. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in January 2013. A manufacturer of a taxable medical device may, in certain circumstances, sell a taxable medical device tax-free for use by the purchaser for further manufacture (or for resale by the purchaser to a second purchaser for further manufacture), or for export (or for resale for export). We believe that the 2.3% annual excise tax is not applicable to us because our products are sold to our customers as components for further assembly by our customers. However, we cannot give assurances that the U.S. Internal Revenue Service will treat the sale of our products to our customers for use in their drug-device combination products as tax-free sales. Accordingly, this enacted excise tax may adversely affect our operating expenses and results of operations. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

Some companies we may utilize for the supply of components are also competitors, and they could elect to cease supply relationships with us in the future for competitive reasons.

Some companies we may utilize for the supply of components for our proprietary product platforms also develop and market their own products that compete with ours. These companies may elect to cease supply relationships with us in the future for competitive reasons. This may disrupt our supply chain, cause difficulties in the qualification of new sources of supply and impair our ability to supply customer orders. Such events may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

The injectable drug delivery systems industry is very competitive.

The market for injectable drug delivery systems is highly competitive. We compete against many companies, both public and private, that range in size from small, highly focused businesses to large diversified multinational manufacturers of medical devices and healthcare equipment. Our larger competitors have greater financial and human resources, distribution channels and sales and marketing capabilities than we do.

Additionally, many of our competitors focus on the production of commodity components such as glass barrels or elastomers. As such, many pharmaceutical and biotechnology companies commonly purchase glass-based components from one supplier and elastomer components from another supplier. Other larger competitors compete with us in offering complete injectable drug delivery systems.

We are also subject to competition from our customers. In particular, our customers can decide to develop their own injectable drug delivery systems internally. Moreover, we may face indirect competition from companies who develop and market alternative treatments and delivery methods that compete with our customers’ drug-device combination products that utilize our products.

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

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Though granted patents expire at varying dates based on the filing date of the related application, the life of patents relating to our product platforms extends through calendar year 2034. Pending and/or future filed patent applications covering relevant advancements in these technologies could extend well beyond that time period once granted. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any competitive advantage or adequate protection. In particular, the injectable drug delivery systems which we are developing and for which we have filed patent applications are relatively new inventions, and we cannot be sure that we will be able to obtain patents on these inventions. Our issued and future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar technology or products or limit the length of terms of patent protection we may have for our technology or products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology or products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our technology or products.

There also can be no assurance that third parties will not assert that our technology or products infringe their patent or other intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

•	stop, delay or abandon our ongoing or planned commercialization of the product that is the subject of the suit;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all;

•	redesign the product that uses the relevant technology; or

•	pay substantial damages which could adversely impact our financial condition and ability to execute our business plan and operations.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors, contractors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants, scientific advisors or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We, as an FDA-registered medical device manufacturer and component supplier to our customers, are required to comply with cGMP for any products we supply to our customers for clinical or commercial use. If we fail to comply with cGMP for our manufacturing facility, our business and our results of operations would be harmed.

Our quality management system, or QMS, is regularly audited by regulatory authorities for compliance with the requirements of, and certified to, ISO 13485, Medical Devices – Quality Management Systems – Requirements, for regulatory purposes, which is equivalent to Quality System Regulations, or QSR, for FDA compliance. As an FDA registered medical device manufacturer, we are periodically audited by the FDA pursuant to the QSRs and cGMP with the last audit occurring in 2013 where there were no formal findings. In addition, our QMS is regularly audited by existing and prospective customers.

If we do not continue to have our QMS in compliance with ISO certifications or receive major non-conformances by the FDA or other foreign regulatory authorities during audits of our QSRs and cGMP, we may experience regulatory related delays as a result. If we do not comply with cGMP when supplying any products to our customers for clinical or commercial use, our failure could have a material adverse impact on our business, prospects, results of operations, cash flows and financial condition.

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

The sale of any of our proprietary product platforms could be stopped, delayed or made less profitable if our manufacturing facility fails to provide us with sufficient quantities of our proprietary product platforms or fails to do so at acceptable quality levels or prices and in a timely manner.

To manufacture our proprietary product platforms in the quantities and at the price that we believe would be required to meet anticipated market demand of future customers, or in the event of increased orders from our current customers, we may need to increase manufacturing capacity, which could involve significant challenges. In addition, any expansion to our existing commercial-scale manufacturing capabilities may require us to invest substantial funds and hire and retain technical personnel who have the necessary manufacturing experience. We may not successfully complete any manufacturing scale-up activities required to increase existing manufacturing capabilities in a timely manner, or at all.

Product defects could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs, the loss of a customer, negative publicity and damage to our reputation that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in the launch of new products.

Because our proprietary product platforms, in connection with our customers’ injectable therapies, will be drug-device combination products, we also face additional risks of recalls that could be caused by our customers’ therapies. Any such recall could similarly result in significant costs, negative publicity and damage to our reputation, even if caused by a customer’s products. While any such recall would give rise to an event of default under our customer agreement and remove any exclusivity provided to our customer, there may be significant costs and delay in finding a substitute customer to sell into the affected market, if one can be found at all.

We may be sued for product liability, which could adversely affect our business.

The design, manufacture and marketing of our products carry a significant risk of product liability claims. We may be held liable if any product we develop and sell to our customers causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, since our products will be used in our customers’ drug-device combination products, we may be sued for product liability even if the claimed injury is caused by our customers’ injectable therapies and not our products. We carry product liability insurance and have recently increased our coverage to $10 million. However, if there were to be product liability claims against us, our insurance may be insufficient to cover the expense of defending against such claims, or may be insufficient to pay or settle such claims. Furthermore, we may be unable to obtain adequate product liability insurance coverage for sales of any of our products or our customers’ drug-device combination products that utilize our products. If such insurance is insufficient to protect us, our results of operations will suffer. If any product liability claim is made against us, our reputation and future sales will be damaged, even if we have adequate insurance coverage. We also intend to seek product liability insurance for any products that we may develop or acquire and any of our products that are used in combination with our customers’ injectable therapies in the future. There is no guarantee that such coverage will be available when we seek it or at a reasonable cost to us.

Our relationships with customers will be subject to applicable state, federal and healthcare laws and regulations, which could result in criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any drug-device combination products for which our customers obtain marketing approval. Our future arrangements with our customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Although we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, federal and state healthcare laws and regulations may be applicable to our business.

Efforts to ensure that our business arrangements with third parties are compliant with applicable healthcare laws and regulations will involve the expenditure of appropriate, and possibly significant, resources. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations.

We cannot give any assurance that we will be able to complete the development and sale of new injectable drug delivery systems in response to changes in medical technologies, industry standards and the emerging needs of pharmaceutical and biotechnology companies.

A significant element of our strategy focuses on developing a broad portfolio of injectable drug delivery systems that deliver greater benefits to pharmaceutical and biotechnology companies, and ultimately health-care providers and patients. These new injectable drug delivery systems, including customized products, are a response to changes in medical technologies, industry standards and the emerging needs of pharmaceutical and biotechnology companies. Other device companies, and pharmaceutical and biotechnology companies, are also attempting to develop alternative therapies or drug administration systems such as needle-free or intradermal injection technology for the treatment or prevention of various diseases. Our success will depend on our ability to continue developing and selling new injectable drug delivery systems to meet the changing conditions of the marketplace. The development of these injectable drug delivery systems requires significant research and development and expenditures of capital. There can be no assurance that our development efforts will result in successful new products that can compete with new or improved products, processes or technologies by other companies.

We may encounter difficulties managing our growth, which could materially harm our business.

We have rapidly expanded our operations, including our research and development, product development, regulatory, manufacturing, sales, marketing and administrative functions. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. To manage our growth and to develop and sell our products will require continued investment in procedures and systems relating to operational, financial and quality control processes, and continue to expand, train and manage our employee base. In addition, we will need to manage relationships with various manufacturers, suppliers, customers and other organizations. Our failure to accomplish any of these tasks could materially harm our business.

We will continue to incur significant costs as a result of being a public company in both the United States and Australia.

We are subject to the periodic reporting requirements of the Exchange Act. Being a public reporting company in the United States entails significant expense, including costs required for us to comply with the Sarbanes-Oxley Act of 2002. In addition, because our shares of common stock are also listed on the ASX, in the form of CDIs, we are also required to file financial information and make certain other filings with the ASX. Our status as a reporting company in both the United States and Australia makes some activities more time-consuming and costly and causes us to incur legal, accounting and other expenses that are higher than those that are typically incurred by companies that are subject to reporting requirements in only one jurisdiction.

The costs of raw materials have a significant impact on the level of expenses that we incur. If the prices of raw materials and related factors such as energy prices increase, and if we cannot pass those price increases on to our customers, our results of operations and financial condition would suffer.

We use a number of raw materials including polymer plastics. The prices of many of these raw materials, such as those sourced from petroleum-based raw materials, are cyclical and volatile. While we would generally attempt to pass along increased costs to our customers in the form of sales price increases, we might not be able to do so for competitive or contract-related reasons or otherwise. If we cannot set or adjust our prices to reflect the costs of our raw materials, our results of operations and our financial condition will suffer.

Disruptions in the supply of key raw materials and difficulties in the supplier qualification process could adversely impact our operations.

We employ a supply chain management strategy which seeks to source components and materials from a number of established third party companies. Where possible, we seek to establish more than one contract for the supply of a particular component, material or service. However, there is a risk that our supply lines may be interrupted in the event of a supplier production problem, material recall or financial difficulties. If one of our suppliers is unable to supply materials required for production of our products or our strategies for managing these risks are unsuccessful, we may be unable to complete the production of sufficient quantities of product to fulfill customer orders, or complete the qualification of new replacement materials for some programs in time to meet future production requirements. Prolonged disruptions in the supply of any of our key raw materials or components, and difficulty in completing qualification of new sources of supply or in implementing the use of replacement materials or new sources of supply could have a material adverse effect on our results of operations, our financial condition or cash flows.

Impairment of our goodwill, which represents a significant portion of our total assets, would adversely affect our operating results and we may never realize the full value of our goodwill.

As of June 30, 2014, we had $11.8 million of goodwill on our balance sheet, which represented 14.0% of our total assets. We recorded this goodwill primarily from our historical acquisition activities. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Any material impairment of our goodwill would likely have a material adverse impact on our results of operations.

Fluctuations in foreign currency exchange rates could adversely affect our financial condition and results of operations.

Changes in foreign currency exchange rates can affect the value of our assets and liabilities, and the amount of our revenue and expenses. We do not currently try to mitigate our exposure to currency exchange rate risks by using hedging transactions. We cannot predict future changes in foreign currency exchange rates, and as a result, we may suffer losses as a result of future fluctuations.

We depend on our executive officers and key personnel and the loss of them could adversely affect our business.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Alan Shortall, our Chairman and Chief Executive Officer, and Dr. Ramin Mojdeh, our President and Chief Operating Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Shortall and Dr. Mojdeh, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

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

The price of our shares of common stock may be volatile, which means that it could decline substantially within a short period of time. The trading price of the shares may fluctuate, and investors may experience a decrease in the value of the shares that they hold, sometimes regardless of our operating performance or prospects. The trading price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning our business and that of our competitors including in particular, the progress of our sales of our injectable drug delivery systems;

•	regulatory developments;

•	quarterly variations in operating results;

•	negative reporting about us in the press;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	fluctuations of investor interest in the injectable drug delivery systems industry; and

•	fluctuations in the economy, world political events or general market conditions.

If there are substantial sales of our shares of common stock, our share price could decline.

As of September 8, 2014, we had 109,377,837 shares of common stock outstanding. All of those shares of common stock other than 10,373,426 shares held by our affiliates are freely tradable under the Securities Act. Shares held by our affiliates are eligible for resale pursuant to Rule 144. If our stockholders sell a large number of shares of common stock, or the short interest position increases significantly, the market may perceive that our stockholders might sell a large number of shares, which could cause the price of our common stock to decline significantly.

In addition, as of September 8, 2014, 5,972,414 shares of our common stock are subject to outstanding stock options and warrants. We have registered the shares issuable upon the exercise of options granted under our 2009 Stock Incentive Plan. In addition, we have effective registration statements covering the resale of shares of our common stock that are issuable upon the exercise of our remaining options and warrants. If these options and warrants are exercised and the holders choose to sell their shares, such sales could have an adverse effect on the market price of our common stock.

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

Our 165,000 square foot global headquarters and manufacturing facility is located on 38 acres of land in York, Pennsylvania. The facility includes 110,000 square feet of production space and 54,000 square feet of office space. The property is subject to a mortgage held by Metro Bank.

We also lease 17,000 square feet of office space in King of Prussia, Pennsylvania to support our research and development activities. The initial term of the King of Prussia lease runs to April 30, 2019. Our annual occupancy expense under this lease is currently approximately $240,000 and increases to approximately $363,320 in fiscal year 2015 in connection with planned expansion within that facility.

We also lease 1,100 square feet of office space in Sydney, Australia on a month-to-month basis, which is used for certain finance and administrative operations.

Item 3.	Legal Proceedings

Talbot (Todd ) Smith v. Unilife Corporation, et al.

On September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by us, filed a complaint with the U.S. Occupational Safety and Health Administration, or OSHA, in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that his allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination and defended ourselves vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a civil complaint in the United States District Court for the Eastern District of Pennsylvania on August 30, 2013 and an amended complaint on March 5, 2014 against the Company and various officers of the Company. OSHA accordingly dismissed the OSHA matter without a final determination. The complaint filed in the District Court makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim. To the extent that the allegations made by Mr. Smith in the District Court are nearly identical to those made in his OSHA complaint, we and various third parties have investigated his allegations previously and have determined that the allegations are without merit, and we intend to defend ourselves vigorously in the District Court action. After Mr. Smith disclosed a violation of the Pennsylvania Wire Tapping and Electronic Surveillance Control Act, or the PA Wiretapping Act, during the pendency of discovery in the District Court action, on June 20, 2014, we filed counterclaims against Mr. Smith for his violation of the PA Wiretapping Act. The District Court action is currently in discovery.

Cambridge Retirement System

On January 8, 2014, we were served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported stockholder of the Company, against our board of directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. We believe that these allegations are baseless and without merit and we and the directors are defending ourselves vigorously. In February 2014, we filed a motion to dismiss the complaint in lieu of an answer. On June 26, 2014, the Court granted our motion to dismiss with respect to the directors’ equity grants, but denied the motion with respect to their cash compensation. We filed an answer to the remaining claims on July 11, 2014. The action is currently in discovery.

We do not believe there will be any material impact to us or our business as a result of either of these matters.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing February 16, 2010, our shares of common stock began trading on the Global Market of The NASDAQ Stock Market LLC, or the NASDAQ Global Market, under the symbol “UNIS”. Our shares of common stock have also traded in the form of CDIs representing one-sixth of a share of our common stock, on the ASX under the symbol “UNS” since January 18, 2010. Prior to that date, the ordinary shares of our predecessor UMSL were traded on the ASX under the symbol “UNI”.

The following table sets forth, for the periods indicated, the high and low prices for our common stock on the NASDAQ Global Market:

Period	High	Low
Fiscal Year 2014:
First Quarter	3.78	2.61
Second Quarter	5.10	2.55
Third Quarter	5.80	3.86
Fourth Quarter	4.23	2.66
Fiscal Year 2013:
First Quarter	3.66	2.83
Second Quarter	3.24	2.01
Third Quarter	2.88	2.03
Fourth Quarter	4.26	1.88

Holders

As of September 8, 2014, we had 109,377,837 shares of common stock outstanding, and there were 306 holders of record of our common stock, including CHESS Depositary Nominees which held shares of our common stock on behalf of 8,011 CDI holders. The closing sales price for our common stock on September 8, 2014 was $2.47 as reported by the NASDAQ Global Market.

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

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended June 30, 2014.

Performance Graph

The performance graph shown below compares the change in cumulative total stockholder return on shares of common stock with the NASDAQ Stock Market Index (US) and the Nasdaq Health Care Index (US) from February 16, 2010, our first day of trading on the NASDAQ Global Market, through fiscal year 2014. The graph sets the beginning value of shares of common stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of common stock.

	6/30/2010	6/30/2011	6/30/2012	6/28/2013	6/30/2014
Unilife Corp.	100.00	89.00	58.08	54.47	50.86
Nasdaq Composite Index	100.00	131.49	139.15	161.35	208.99
Nasdaq Health Care Index	100.00	128.11	144.05	189.53	261.65

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data as of and for each of the fiscal years in the five-year period ended June 30, 2014. The statements of operations data for the fiscal years 2014, 2013 and 2012 and the balance sheet data as of June 30, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All such data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The statements of operations data for the fiscal years ended June 30, 2011 and 2010 and the balance sheet data as of June 30, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands, except share data)
Statements of Operations Data:
Revenue(a)	$14,689	$2,743	$5,519	$6,650	$11,422
Net loss	(57,899)	(63,198)	(52,302)	(40,682)	(29,748)
Basic and diluted net loss per share	(0.59)	(0.78)	(0.78)	(0.70)	(0.64)
Balance Sheet Data:
Total assets	$81,768	$68,401	$82,308	$89,478	$64,817
Long-term debt, including current portion	55,448	23,871	28,765	22,687	2,741

(a)	Includes $2.3 million, $2.6 million, $4.1 million, $3.9 million, and $8.9 million in connection with our former exclusive licensing agreement and our industrialization agreement with Sanofi in the fiscal years ended June 30, 2014, 2013, 2012, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable therapies of our customers. We have a broad portfolio of proprietary product platforms, including pre-filled syringes, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and other novel injectable drug delivery systems. Products within each platform are highly differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. We sell our products directly to pharmaceutical and biotechnology companies who incorporate them into the drug-device combination product that is supplied pre-filled and ready for administration by end-users such as health-care providers or patients. Products within each of our platforms can be customized by us to address specific customer, therapy, patient and/or commercial requirements.

Our growing base of customers include Sanofi, MedImmune, Novartis and Hikma. In addition to the filling, assembly and/or packaging of our product with an injectable therapy, our customers are also responsible for the regulatory approval, sale and marketing of their final drug-device combination product. In addition to product sales, we can generate revenue from customization programs, upfront fees and exclusivity or royalty payments.

Key Factors Affecting Performance and Financial Condition

In fiscal year 2014, we entered into several agreements with our customers and we currently have 12 active customer programs, which include customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue in fiscal year 2014. We also increased expenses during fiscal year 2014 as a result of the acceleration of our investments in our manufacturing capacity and increased research and development efforts, both in response to increasing demand from our customers for our products and services.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. In recent years we have addressed our capital needs through the use of an “At-The-Market” equity offering, pursuant to which we, from time to time, issued and sold shares of common stock having an aggregate offering price of $45.0 million, customization, industrialization and development fees received from our customers and our debt financing from an affiliate of OrbiMed Advisors, or OrbiMed, in March 2014.

Revenue

Our revenue is currently generated from customization, industrialization, licensing and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue during fiscal year 2014. We expect that product sales, which historically have not had a meaningful impact on our revenue, will begin to account for an increasing portion of our revenue as we increase commercial sales to customers during fiscal year 2015.

We expect our revenue to increase as we continue to deliver under our existing contracts with our customers and enter into additional agreements with new and existing customers. We also expect that our future revenue will be favorably impacted by several trends in the industry, including a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery.

Operating Expenses

Our operating expenses have increased as a result of the acceleration of our investments in our manufacturing capacity and increased research and development efforts, both in response to increasing demand from our customers for our products and services. We have also continued to invest in our facilities and in capital equipment in the amount of $12.1 million during fiscal year 2014. We completed a reconfiguration of our existing cleanroom manufacturing space at our York, Pennsylvania facility to accommodate new assembly lines for our Unifill and wearable injector products that will support scheduled customer demand during fiscal year 2015. We are also installing additional clean room manufacturing space within the existing footprint of our York facility that will accommodate additional assembly lines and related activities. Accordingly, we have secured pre-approval from York County Pennsylvania to construct an additional 100,000 square foot of production space at our York facility, which may be undertaken at some future date subject to commercial demand. We also invested in equipment to expand our manufacturing capacity for wearable injectors in response to accelerating customer demand as well as investing in the expansion of our manufacturing capabilities for additional product platforms across our broad portfolio of injectable drug delivery systems. During fiscal year 2014, we also increased headcount by 45 employees (consisting mostly of employees focused on research and development) and invested $34.1 million to address our research and development requirements, including employee costs, equipment, materials, tooling, prototypes and outside contract services. We increased our cross-functional research and development teams of engineers and other staff that are dedicated to servicing existing and prospective customers. The increase in research and development costs also related to the costs of products and components supplied to existing and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of customer agreements.

Significant Developments in the Industry

We believe that recently signed customer contracts and future customer contracts expected to be signed with existing and prospective customers as a result of ongoing discussions will provide significant revenue growth in relation to prior periods. Known trends in the industry that we believe will have a material favorable impact on our revenue include a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery. There has been a marked shift in the product development activities of large customers toward biologic therapies and the majority of therapies in the pipeline of large pharmaceutical and biotechnology companies are complex biologic therapies. The characteristics of many of these therapies (including, for example, large dose volumes and increased viscosity) necessitates administration by injection using innovative injectable drug delivery systems such as our products. We believe that we are well-positioned to meet what we expect to be a growing demand for innovative injectable drug delivery systems in light of the focus on biologic therapies. Concurrently with the shift toward biologic therapies is an emphasis towards patient self-administration. Patient self-administration is viewed as a growing trend in order to reduce demand pressure on the health-care system as well as reducing costs especially for treatment of chronic illnesses. Devices suitable for self-administration of injectable therapies need to be safe and intuitive to use. We believe that many of our products, including prefilled syringes, drug reconstitution delivery systems, auto-injectors, and wearable injectors, are well suited for safe and intuitive patient self-administration of injectable therapies and that we will be able to meet the expected increase in demand for such products.

Critical Accounting Policies and Estimates

We prepare our audited consolidated financial statements in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP. This requires management to make certain estimates, judgments and assumptions that could affect the amounts reported in the audited consolidated financial statements and accompanying notes. We believe there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments, estimates and assumptions. These critical accounting policies and estimates have been discussed with our audit committee.

The preparation of our audited consolidated financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these judgments, estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable at such time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other independent sources. Actual results may ultimately differ from these estimates.

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 3 to our audited consolidated financial statements, areas that are particularly significant and critical include:

Revenue Recognition

We recognize revenue from sales of products at the time of shipment when title passes to the customer. We recognize up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized as services are rendered or upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to such events. Milestones can include specific phases of projects such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of our contracts provide for customer payments to be made to us as services are rendered or milestones are achieved. Payment terms are considered to be standard commercial terms. Revenue is recognized when each substantive milestone has been achieved and we have no future performance obligations related to the milestone. Fees for completed milestones which are dependent upon customer acceptance for non-refundable payment or, if paid, are refundable pending customer acceptance, are recognized upon customer acceptance and the termination of refund rights.

We recognized $14.7 million, $2.7 million and $5.5 million of revenue during fiscal years 2014, 2013 and 2012, respectively, as follows:

During the fiscal year 2014, we recognized $8.3 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Milestones completed during the year included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities.

During fiscal year 2014, we recognized $4.1 million in revenue related to services rendered on a time and materials basis pursuant to customer agreements to provide various customization and development services.

In addition, during fiscal year 2014, we recognized the final $2.3 million of revenue from our former exclusive licensing agreement with Sanofi. We had previously recognized revenue from our former development agreement on a straight-line basis over the remaining term of the agreement. However, upon termination of the agreement, which was replaced by a long-term supply agreement with the customer, during fiscal year 2014, we recognized the remaining unamortized revenue. Since these revenues were based in euros, fluctuations in the amount of revenue recognized resulted from fluctuations in foreign currency translation rates.

Goodwill

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of our reporting unit exceeds its estimated fair value. Estimated fair value of our reporting unit is determined utilizing the value implied by our year end quoted stock price. We did not record any goodwill impairments during fiscal years 2014, 2013 or 2012.

We have one reporting unit which includes our product lines, the base technology which we obtained as part of our November 2002 acquisition of Unitract Syringe Pty Limited and the manufacturing capability which we obtained in our January 2007 acquisition of Integrated BioSciences, Inc.

In estimating the reporting unit’s fair value for purposes of our fiscal year 2014 impairment assessment, management compared the carrying value of our reporting unit to our market capitalization as of June 30, 2014, which is our annual impairment testing date. Our market capitalization of $306.6 million, based on the quoted stock price on NASDAQ was in excess of our stockholders’ equity of $6.1 million. Management also considered that market capitalization through early September 2014 continued to be in excess of the carrying value.

Research and Development Expense

Research and development expenses consist primarily of payroll and related personnel expenses (including share-based compensation expense), fees paid to external service providers, costs of materials, components and supplies, costs for facilities, tooling and equipment and costs related to developing prototype products and samples used for various evaluation, testing and related activities for existing and potential customers. Research and development expenses are included in operating expenses when incurred. Research and development expenses include costs related to the ongoing development and expansion of our broad portfolio of injectable drug delivery systems as well as costs incurred in relation to customization, industrialization and development agreements with our customers. These costs are not segregated from our overall research and development costs as they are not readily distinguishable from the rest of our ongoing research and development expenses.

Share-Based Compensation

We grant equity awards to our employees, directors, consultants and service providers. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. We expense the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to consultants and service providers are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for consultant and service provider awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. We estimate the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on the Monte Carlo option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility.

Property, plant and equipment

We evaluate the recoverability of the recorded value of long-lived assets periodically to determine if facts and circumstances exist that would indicate that the assets might be impaired or that the useful lives should be modified. As part of this valuation, we develop projections of undiscounted future cash flows of the asset group. Our projections of undiscounted cash flows include a combination of revenue from customization and development activities, capital expenses that may be necessary to support projected product sales and commercial product sales. As customization and development activities are completed commercial product sales are expected to scale-up. Expectations of future commercial product sales included in the projections used for our impairment analysis are based on customer-specific information as well as market estimates relating to the anticipated therapies being targeted for use with our products. These projections also include assumptions of future sales growth and profitability based on contracts entered into with customers as well as future contracts to be entered into based on the current discussions and negotiations with existing and prospective customers.

Sales projections are based on assumptions including a transition in the market toward patient self-administration of injectable therapies as well as transitions in the market toward biologic therapies in the pharmaceutical industry development pipeline. Our future sales could also be impacted by factors such as our ability to obtain new and retain existing customers, the timing and extent of the customers’ product development activities as well as the regulatory approval process, drug efficacy and industry acceptance of injectable therapies. If our future sales or projections of future sales are impacted by any one or more of the preceding factors, we will reassess the recorded value of the long-lived assets. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Fair value measurements

In accordance with FASB Accounting Standards Codification (“ASC”), 820, Fair Value Measurements and Disclosures, we measure fair value based on a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The fair value hierarchy is broken down into three levels based on the source of inputs.

We have elected to measure our royalty liability at fair value in accordance with ASC 825, Financial Instruments. The fair value of our royalty liability is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses a methodology and assumptions that we believe would be made by a market participant. In particular, the valuation analysis used a discounted cash flow methodology under the income approach based on the present value sum of payments to be made in the future. The fair value of the royalty liability is estimated by applying a risk adjusted discount rate to the adjusted royalty revenue stream. These fair value estimates are most sensitive to changes in the payment stream.

Interest expense

We recognize interest expense in the income statement for all debt instruments using the effective interest method. The effective interest method is a method of calculating the amortized cost of a financial liability and of allocating the interest expense over the relevant period. The effective interest rate is the rate that exactly discounts the estimated future cash payments through the expected life of the financial instrument to the net carrying amount of the financial liability. The application of the method has the effect of recognizing expense payable on the instrument evenly in proportion to the amount outstanding over the period to maturity or repayment. In calculating the effective interest rate, we estimate cash flows considering all contractual terms of the financial instrument. The calculation takes into account all fees, including those for early redemption, between parties to the contract that are an integral part of the effective interest rate, transaction costs and all other premiums and discounts.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, January 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method and we are currently evaluating the impact this guidance will have on our financial condition, results of operations and cash flows.

In June 2014, FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which is part of ASC 718: Compensation-Stock Compensation. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. This guidance is effective for annual periods beginning after December 15, 2015. This guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect a material impact on our financial condition, results of operations or cash flows from the adoption of this guidance.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”. The guidance requires an entity to perform a going concern assessment by evaluating its ability to meet its obligations for a look-forward period of one year from the financial statement issuance date. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial disclosures, however; as the guidance only impacts disclosure, the adoption of this guidance is not expected to have a significant impact on our financial condition, results of operations and cash flows.

Basis of Presentation

Revenue

We derive revenue primarily from customization, industrialization and development programs with our customers. The agreements with our customers generally provide for fees to be paid to us for providing specific products or services. Certain of these agreements provide for fees to be paid upon completion of certain agreed-upon milestones. In these instances, we recognize revenue when these agreed-upon milestones have been completed and there is no further performance obligation related to the milestone. Certain of our agreements provide for fees to be paid for specific services to be rendered or the provision of certain deliverables and we recognize revenue upon completion of the related service or deliverable. Certain of our agreements provide for fees to be paid on an ongoing basis over the life of the agreement for agreed-upon services and we recognize revenue ratably over the requisite service period.

Cost of product sales

We include the following expenses in cost of product sales: amounts paid for the cost of raw materials and component parts used to manufacture products for commercial sales to customers as well as direct labor expenses and manufacturing overhead expenses used in the commercial production process. Cost of product sales does not include any expense related to labor or overhead costs incurred on customization and development service arrangements, raw materials and components for these activities, or developing prototype products or samples used for various evaluation and related activities under customer agreements.

Operating expenses

Operating expenses primarily include costs related to research and development, selling, general and administrative expenses, as well as depreciation and amortization expense.

Research and development costs

Research and development costs consist primarily of payroll and related personnel expenses (including share-based compensation expense), fees paid to external service providers, costs of materials, components and supplies, costs for facilities, tooling and equipment and costs related to customization and development service arrangements and developing prototype products and samples used for various evaluation, testing and related activities for existing and potential customers.

Selling, general and administrative costs

Selling, general and administrative costs include marketing and commercial development costs, quality assurance and regulatory costs, accounting and financial related costs, information and technology costs, legal and professional fees, corporate facility costs, corporate payroll and related benefit costs (including share-based compensation expense).

Depreciation

Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from 40 years for our York, Pennsylvania facility to 2 to 15 years for machinery, equipment, furniture and software and the lesser of the lease term or estimated useful life for leasehold improvements. Intangible assets are being amortized using the straight-line method over their estimated useful lives up to 15 years.

Interest expense

Interest expense includes the cash and non-cash interest cost for all debt instruments. Interest expense is recognized under the effective interest method such that non-cash interest includes the additional expense recognized over and above the cash interest paid during a period as a result of the application of the effective interest method.

Net loss

Net loss includes the results from revenue recognized during the period after deducting all operating and non-operating expenses.

Results of Operations

The following table summarizes our results of operations for fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands, except per share data)
Revenue	$14,689	$2,743	$5,519
Cost of product sales	—	128	584
Research and development	34,111	21,749	23,137
Selling, general and administrative	27,894	32,437	27,685
Depreciation and amortization	4,079	9,487	4,582

Total operating expenses:	66,084	63,801	55,988

Operating loss	(51,395)	(61,058)	(50,469)
Interest expense	7,332	2,392	2,120
Interest income	(20)	(54)	(124)
Other income	(208)	(198)	(163)
Change in fair value of financial instruments	(600)	—	—

Net loss	$(57,899)	$(63,198)	$(52,302)

Net loss per share:
Basic and diluted net loss per share	$(0.59)	$(0.78)	$(0.78)

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenue. Revenue increased by $11.9 million or 436.0% during fiscal year 2014 compared to fiscal year 2013 due to additional revenue recognized related to development activities for various customers. During fiscal year 2014, we recognized $8.3 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. During fiscal year 2014, we recognized $4.1 million in revenue related to services rendered on a time and materials basis pursuant to customer agreements to provide various customization and development services. Also, during fiscal year 2014, we recognized $2.3 million of revenue related to our development agreement with Sanofi which was superseded by a supply agreement with Sanofi. Since these revenues are based in euros, fluctuation in the amount of revenue recognized will result from fluctuations in foreign currency translation rates. During fiscal year 2013, we recognized revenue from our former agreement with Sanofi in the amount of $2.6 million and $0.1 million from other sales. We expect future revenue to continue to increase as we deliver under the customer agreements we have previously entered into and from additional customer agreements that we expect to enter into in future periods.

Research and development expenses. Research and development expenses increased in fiscal year 2014 by $12.4 million or 57.0% compared to fiscal year 2013 primarily due to increased payroll and related costs of $5.1 million, increased share-based compensation expense of $1.7 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $3.9 million, and increased third party contracting costs of $1.7 million related to customer programs. The increased investment in research and development during fiscal year 2014 related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts. We expect to continue our investment in research and development as we service existing customers and enter into additional customer agreements in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased in fiscal year 2014 by $4.5 million or 14.0% compared to fiscal year 2013, primarily due to decreased share-based compensation expense of $6.6 million, partially offset by increased legal and professional fees of $0.9 million, increased payroll and related costs of $0.5 million and increased other administrative costs of $0.7 million.

Depreciation and amortization expense. Depreciation and amortization expense decreased in fiscal year 2014 by $5.4 million or 57.0% compared to fiscal year 2013, primarily as a result of the disposal of equipment used to manufacture the discontinued Unitract product line during fiscal year 2013.

Interest expense. Interest expense increased in fiscal year 2014 by $4.9 million or 207.0% compared to fiscal year 2013, as a result of $1.2 million paid in connection with the term loan which we entered into during March 2014 and $3.7 million related to our settlement agreement with Varilease Finance, Inc., or Varilease, entered into during fiscal year 2014.

Interest income. Interest income decreased by less than $0.1 million in fiscal year 2014 compared to fiscal year 2013, primarily as a result of lower cash balances.

Net loss and net loss per share. Net loss during fiscal years 2014 and 2013 was $57.9 million and $63.2 million, respectively. Basic and diluted net loss per share was $0.59 and $0.78 during fiscal years 2014 and 2013, respectively, on weighted average shares outstanding of 98,062,664 and 81,165,773 during fiscal years 2014 and 2013, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our February 2013 equity financing as well as shares issued under the Sales Agreement during fiscal year 2014.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenue. Revenue decreased by $2.8 million or 50.0% during fiscal year 2013 compared to fiscal year 2012. During fiscal years 2013 and 2012, we recognized revenue from a former development agreement with Sanofi in the amount of $2.6 million and $0.1 million from other sales, respectively. In addition, during fiscal year 2012, we recognized $1.4 million related to the achievement of the last milestone under our industrialization agreement with Sanofi and $1.4 million related to the clinical development and supply of a novel drug device for targeted organ delivery.

Research and development expenses. Research and development expenses decreased in fiscal year 2013 by $1.4 million or 6.0% compared to fiscal year 2012 due to lower materials costs of $2.8 million and lower third party consulting fees of $0.2 million, which were partially offset by increased payroll costs of $1.0 million and increased research and development share-based compensation expense of $0.6 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased in fiscal year 2013 by $4.8 million or 17.0% compared to fiscal year 2012, primarily due to an increase in our non-research and development share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased in fiscal year 2013 by $4.9 million or 107.0% compared to fiscal year 2012, primarily as a result of a $4.1 million loss on the disposal of equipment used to manufacture the discontinued Unitract product line during fiscal year 2013 and the additional machinery and equipment placed into service during fiscal year 2013.

Interest expense. Interest expense increased in fiscal year 2013 by $0.3 million or 13.0% compared to fiscal year 2012, primarily resulting from debt incurred during August 2011 in relation to a former secured lending facility for production equipment for the Unifill syringe.

Interest income. Interest income decreased in fiscal year 2013 by $0.1 million or 56.0% compared to fiscal year 2012, primarily as a result of lower cash balances.

Net loss and loss per share. Net loss during fiscal years 2013 and 2012 was $63.2 million and $52.3 million, respectively. Basic and diluted net loss per share was $0.78, on weighted average shares outstanding of 81,165,773 and 67,449,286 during fiscal years 2013 and 2012, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our July 2012, October 2012 and February 2013 equity financings.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. We have incurred recurring losses from operations during fiscal years 2014 and 2013, and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization, or exclusive use and licensing of our injectable drug delivery systems to our customers. As of June 30, 2014, cash and cash equivalents were $8.4 million, restricted cash was $2.4 million and our long-term debt was $55.4 million. As of June 30, 2013, cash and cash equivalents were $5.7 million, restricted cash was $2.4 million and our long-term debt was $23.9 million. The $2.4 million of restricted cash relates to amounts that must remain in cash deposits under the Metro Bank Loan.

On March 12, 2014, or the Closing Date, the Borrower entered into the OrbiMed Credit Agreement with the Lender. Under the terms of the OrbiMed Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the OrbiMed Credit Agreement. The term of the OrbiMed Credit Agreement is until March 12, 2020. Unless the loan facility is otherwise terminated earlier pursuant to the terms of the OrbiMed Credit Agreement, Borrower is required to repay in full the unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 6.0% repayment premium on March 12, 2020. The loans bear interest at 9.25% per annum plus LIBOR or 1.0% (whichever is greater), payable in cash quarterly in arrears, and as otherwise described in the OrbiMed Credit Agreement. A default interest rate of 14.25% per annum plus LIBOR or 1.0% (whichever is greater) shall apply during the existence of a default under the OrbiMed Credit Agreement. The loans will be interest-only until March 12, 2020.

Borrower can make voluntary repayments at any time of any unpaid principal amount of the loans, plus a 6.0% repayment premium. Borrower must make mandatory prepayments in certain prescribed circumstances, including, without limitation, certain dispositions of assets and certain casualty events. In such events, Borrower must prepay to Lender 100% of the net cash proceeds received.

The OrbiMed Credit Agreement is secured by the assets of the Company and its subsidiaries. The Company, Cross Farm, Unilife Medical Solutions Limited, or UMSL, and Unitract Syringe have guaranteed the performance by Borrower of its obligations under the OrbiMed Credit Agreement. The security interests granted by Borrower, the Company, Cross Farm, UMSL and Unitract Syringe are evidenced by, among other things, a Pledge and Security Agreement, dated March 12, 2014, by Borrower, the Company, Cross Farm LLC, UMSL and Unitract Syringe in favor of Lender, for itself and as agent for ROS, an Open-End Commercial Mortgage and Security Agreement, dated March 12, 2014, by and between Cross Farm and Lender, for itself and as agent for ROS, and a General Security Deed, dated March 12, 2014, by Unitract Syringe, UMSL and the Company in favor of the Lender, for itself and as agent for ROS.

The OrbiMed Credit Agreement contains customary representations and warranties in favor of the Lender. The OrbiMed Credit Agreement also contains certain covenants, including among other things, covenants relating to financial performance, liquidity targets and the retention of certain members of management.

In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 6.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the OrbiMed Credit Agreement and the related security agreements.

We are in compliance with all the loan covenants set forth in the OrbiMed Credit Agreement.

In connection with the OrbiMed Credit Agreement, the Borrower entered into a royalty agreement, or the Royalty Agreement, with Royalty Opportunities S.A.R.L., or ROS, which entitles ROS to receive royalty payments. Pursuant to and subject to the terms of the Royalty Agreement, the Borrower has agreed to pay 2.75% on the first $50.0 million of net sales (on a cash receipts basis as defined in the OrbiMed Credit Agreement) in each fiscal year, plus 1.0% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.25% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Royalty Agreement at any time on or before the fourth anniversary of the agreement at a reduced amount. The buy-out amount ranges from $6.5 million, on or prior to the first anniversary of the Royalty Agreement and up to $21.0 million, after the fourth anniversary of the Royalty Agreement (such amount depending on when the buy-out option is exercised), less amounts previously paid by the Borrower to Lender pursuant to the Royalty Agreement. The Royalty Agreement has a term commencing on the Closing Date and ending on the earlier of (i) the tenth anniversary of the Closing Date and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by the Borrower.

During October 2012, we entered into the Sales Agreement, pursuant to which we, from time to time, issued and sold shares of common stock having an aggregate offering price of up to $45.0 million. During fiscal year 2014, we issued 5,012,153 shares of common stock and raised approximately $16.9 million under the Sales Agreement. As of June 30, 2014, there was approximately $12.4 million available under the Sales Agreement. On August 1, 2014, we issued 5,808,800 shares of common stock and raised $12.4 million under the Sales Agreement, which is the full remaining amount available for sale under the Sales Agreement. As a result, we have completed use of the full facility available under the Sales Agreement.

We have completed a reconfiguration of our existing cleanrooms at our production facility to accommodate new assembly lines for our Unifill products and wearable injectors that will support planned customer demand during fiscal year 2015. We are also installing additional clean room manufacturing space within the existing footprint of our York facility that will accommodate additional assembly lines and related activities. Accordingly, we have secured pre-approval from York County, Pennsylvania to construct an additional 100,000 square foot of production space at our York facility.

As we take receipt of additional assembly lines where we have made large up-front payments, we may secure capital equipment financing, where appropriate, to support the continued scale-up of our production capabilities.

We have incurred recurring losses from operations during each of the fiscal years in the three-year period ended June 30, 2014 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to our customers.

We continue to have discussions with existing and prospective customers for many active programs in our commercial pipeline and have executed several agreements featuring a combination of revenue streams, including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments during fiscal year 2014. We expect to continue to execute agreements and generate additional cash payments during fiscal year 2015. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize. We estimate that our cash and cash equivalents of $10.8 million as of June 30, 2014, which includes $2.4 million of restricted cash, together with the additional tranches under the OrbiMed Credit Agreement of $10 million each that are available in December 2014 and June 2015, subject to the terms of the OrbiMed Credit Agreement, combined with proceeds from the sale of common stock under the Sales Agreement of $12.4 million received in August 2014 and anticipated cash to be generated from new and existing customer agreements are expected to provide us with sufficient liquidity through the third quarter of fiscal year 2015. However, there can be no assurance that such cash from customer agreements will be available when needed. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes our cash flows during the fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$(36,601)	$(41,333)	$(43,217)
Investing activities	(12,149)	(2,240)	(4,000)
Financing activities	51,287	37,909	40,742

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal year 2014 was $36.6 million compared to $41.3 million during fiscal year 2013. The decrease in net cash used in operating activities was primarily due to cash receipts from customers of $23.7 million partially offset by increased research and development costs of $10.7 million, selling, general and administrative expenses of $2.2 million and interest expense of $4.9 million (exclusive of noncash expenses).

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal year 2014 and fiscal year 2013 was $12.1 million and $2.2 million, respectively. This increase was primarily as a result of costs incurred in connection with the purchase of machinery and related equipment, facility expansion and cleanroom reconfiguration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal year 2014 was $51.3 million compared to $37.9 million during fiscal year 2013. During fiscal year 2014, we received $40.0 million from our March 2014 term loan, $16.9 million in connection with our public offering of common stock under the Sales Agreement and $2.5 million upon the exercise of stock options. These amounts were partially offset by principal debt payments and financing costs of $8.1 million. During fiscal year 2013, we received $42.7 million in connection with the issuance of common stock and warrants, partially offset by principal debt repayments of $5.0 million.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$89,965	$5,608	$11,063	$11,015	$62,279
Operating leases	8,805	635	2,434	2,484	3,252
Purchase obligations	15,164	15,164	—	—	—

Total contractual obligations	$113,934	$21,407	$13,497	$13,499	$65,531

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in the SEC rules.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt pursuant to the OrbiMed Credit Agreement. As of June 30, 2014, we had $40.0 million outstanding under the OrbiMed Credit Agreement. The loans bear interest at 9.25% per annum plus LIBOR or 1.0% (whichever is greater), payable in cash quarterly in arrears, and as otherwise described in the OrbiMed Credit Agreement. On June 30, 2014, the three-month LIBOR rate was 0.23460%. Accordingly, we used a 10.25% interest rate. As of June 30, 2014, a ten basis point adverse change in LIBOR would not impact our total monthly interest expense related to the OrbiMed Credit Agreement as our interest expense would not be tied to LIBOR unless or until LIBOR was greater than 1.0%.

We also face exposure to interest rate risk relating to our cash and cash equivalents that are invested in money market funds with highly liquid short term investments. We currently do not utilize derivative instruments to mitigate changes in interest rates.

As of June 30, 2014, a ten basis point adverse change in interest rates relating to our cash and cash equivalents that are invested in money market funds with highly liquid short term investments would have decreased our aggregate reported cash and cash equivalents by less than 1.0%.

Foreign Currency Exchange Rate Fluctuations

Certain of our revenue is derived from payments received from our customers in euros while we incur most of our expenses in U.S. dollars and Australian dollars. In addition, a portion of our cash and cash equivalents and investments are held at Australian banking institutions and are denominated in Australian dollars. We are exposed to foreign currency exchange rate risks on these amounts. We currently do not utilize options or forward contracts to mitigate changes in foreign currency exchange rates. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities into U.S. dollars using the exchange rate as of the end of the related period and we translate all revenue and expenses of our non-U.S. entities using the average exchange rate during the applicable period.

As of June 30, 2014, a ten percent adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by less than 1.0%.

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

With the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the fair presentation of our consolidated financial statements.

KPMG LLP, an independent registered public accounting firm, audited our internal control over financial reporting as of June 30, 2014. Their audit report can be found on page 48.

/s/ Alan Shortall

Alan Shortall
Chairman and Chief Executive Officer

/s/ Dennis P. Pyers

Dennis P. Pyers
Interim Chief Financial Officer

September 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited Unilife Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unilife Corporation as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014 and our report dated September 15, 2014 expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements dated September 15, 2014 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania
September 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited the accompanying consolidated balance sheets of Unilife Corporation and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014 in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania
September 15, 2014

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2014	2013
	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$8,368	$5,736
Restricted cash	2,400	2,400
Accounts receivable	1,860	654
Inventories	142	71
Prepaid expenses and other current assets	1,108	409

Total current assets	13,878	9,270
Property, plant and equipment, net	54,588	46,106
Goodwill	11,830	11,498
Intangible assets, net	18	23
Other assets	1,454	1,504

Total assets	$81,768	$68,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,583	$3,428
Accrued expenses	3,339	2,444
Current portion of long-term debt	613	3,826
Deferred revenue	717	3,010

Total current liabilities	8,252	12,708
Long-term debt, less current portion	54,835	20,045
Deferred revenue	12,550	50

Total liabilities	75,637	32,803

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2014; none issued or outstanding as of June 30, 2014 and 2013	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2014; 103,617,278 and 95,602,558 shares issued, and 103,588,608 and 95,573,888 shares outstanding as of June 30, 2014 and 2013, respectively	1,036	956
Additional paid-in-capital	296,169	268,157
Accumulated deficit	(293,731)	(235,832)
Accumulated other comprehensive income	2,797	2,457
Treasury stock, at cost, 28,670 shares as of June 30, 2014 and 2013	(140)	(140)

Total stockholders’ equity	6,131	35,598

Total liabilities and stockholders’ equity	$81,768	$68,401

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended June 30,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$14,689	$2,743	$5,519

Cost of product sales	—	128	584
Research and development	34,111	21,749	23,137
Selling, general and administrative	27,894	32,437	27,685
Depreciation and amortization	4,079	9,487	4,582

Total operating expenses	66,084	63,801	55,988

Operating loss	(51,395)	(61,058)	(50,469)
Interest expense	7,332	2,392	2,120
Interest income	(20)	(54)	(124)
Other income	(208)	(198)	(163)
Change in fair value of financial instruments	(600)	—	—

Net loss	(57,899)	(63,198)	(52,302)
Other comprehensive loss:
Foreign currency translation	(340)	978	340

Comprehensive loss	$(57,559)	$(64,176)	$(52,642)

Net loss per share:
Basic and diluted net loss per share	$(0.59)	$(0.78)	$(0.78)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(In thousands, except share data)
Balance as of July 1, 2011	63,924,403	$639	$169,590	$(120,332)	$3,775	$(100)	$53,572
Net loss	—	—	—	(52,302)	—	—	(52,302)
Foreign currency translation	—	—	—	—	(340)	—	(340)
Share-based compensation expense	3,007,127	30	7,856	—	—	—	7,886
Issuance of common stock from public offerings, net of issuance costs	8,250,000	83	33,681	—	—	—	33,764
Issuance of common stock upon exercise of stock options	667,909	6	1,199	—	—	—	1,205
Purchase of treasury stock	—	—	—	—	—	(40)	(40)

Balance as of June 30, 2012	75,849,439	758	212,326	(172,634)	3,435	(140)	43,745
Net loss	—	—	—	(63,198)	—	—	(63,198)
Foreign currency translation	—	—	—	—	(978)	—	(978)
Share-based compensation expense	2,611,167	27	13,260	—	—	—	13,287
Issuance of common stock from public offering, net of issuance costs	15,605,400	156	39,526	—	—	—	39,682
Exercise of warrant to purchase common stock	1,424,220	14	2,820	—	—	—	2,834
Issuance of common stock upon exercise of stock options	112,332	1	225	—	—	—	226

Balance as of June 30, 2013	95,602,558	956	268,157	(235,832)	2,457	(140)	35,598
Net loss	—	—	—	(57,899)	—	—	(57,899)
Foreign currency translation	—	—	—	—	340	—	340
Share-based compensation expense	1,593,096	16	8,300	—	—	—	8,316
Issuance of common stock from public offerings, net of issuance costs	5,012,153	50	16,806	—	—	—	16,856
Issuance of common stock upon exercise of stock options	1,409,471	14	2,906	—	—	—	2,920

Balance as of June 30, 2014	103,617,278	$1,036	$296,169	$(293,731)	$2,797	$(140)	$6,131

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(57,899)	$(63,198)	$(52,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,079	5,435	4,582
Loss on disposal of equipment	—	4,052	—
Share-based compensation expense	8,316	13,287	7,886
Recognition of deferred revenue	(3,187)	(2,623)	(2,638)
Non-cash interest expense	457	—	—
Change in fair value of financial instruments	(600)	—	—
Changes in assets and liabilities:
Accounts receivable	(266)	388	(1,029)
Inventories	(71)	141	414
Prepaid expenses and other current assets	(704)	267	(295)
Other assets	(427)	(227)	(473)
Accounts payable	1,062	65	844
Accrued expenses	139	355	(206)
Deferred revenue	12,500	725	—

Net cash used in operating activities	(36,601)	(41,333)	(43,217)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,149)	(2,240)	(4,000)

Net cash used in investing activities	(12,149)	(2,240)	(4,000)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	40,000	—	9,885
Principal payments on long-term debt and capital lease agreements	(7,616)	(5,024)	(4,072)
Proceeds from the issuance of common stock, net of issuance costs	16,856	42,707	33,764
Proceeds from the exercise of options to purchase common stock	2,534	226	1,205
Purchase of treasury stock	—	—	(40)
Payments of financing costs	(487)	—	—

Net cash provided by financing activities	51,287	37,909	40,742
Effect of exchange rate changes on cash	95	(10)	(25)

Net increase (decrease) in cash and cash equivalents	2,632	(5,674)	(6,500)
Cash and cash equivalents at beginning of year	5,736	11,410	17,910

Cash and cash equivalents at end of year	$8,368	$5,736	$11,410

Supplemental disclosure of cash flow information
Cash paid for interest	$3,222	$2,479	$2,036

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$991	$744	$12

Purchases of property, plant and equipment pursuant to capital lease agreements	$125	$74	$320

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable drugs, biologics and vaccines, or collectively injectable therapies, of its pharmaceutical and biotechnology customers. The Company has a broad portfolio of proprietary product platforms, including pre-filled syringes, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and other novel injectable drug delivery systems. Products within each platform are highly differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. The Company sells its products directly to pharmaceutical and biotechnology companies who incorporate them into the drug-device combination product that is supplied pre-filled and ready for administration by end-users such as health-care providers or patients. Products within each of the Company’s platforms can be customized to address specific customer, therapy, patient and/or commercial requirements.

The Company’s growing base of customers include Sanofi, MedImmune, Novartis and Hikma. In addition to the filling, assembly and/or packaging of its product with an injectable therapy, the Company’s customers are also responsible for the regulatory approval, sale and marketing of their final drug-device combination product. In addition to product sales, the Company can generate revenue from customization programs, upfront fees and exclusivity or royalty payments.

The Company is a Pennsylvania based and Delaware incorporated business since 2009, and was originally established in Australia in 2002.

2. Liquidity

The Company has incurred recurring losses from operations in each of the years in the three-year period ended June 30, 2014 and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the year ended June 30, 2014, the Company issued 5,012,153 shares of common stock and raised approximately $16.9 million under the Sales Agreement. As of June 30, 2014, there was approximately $12.8 million available under the Sales Agreement. During August 2014, the Company issued 5,808,800 shares of common stock and raised approximately $12.4 million in net proceeds under the Sales Agreement. As a result, the Company has completed use of the facility available under the Sales Agreement.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments to the Company during fiscal year 2014. The Company expects to continue to execute agreements and generate additional cash payments during fiscal year 2015. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize.

The proceeds from the term loans under the Credit Agreement combined with anticipated cash to be generated from new and existing customer agreements and other potential sources of cash are expected to provide the Company with sufficient near term liquidity. We estimate that our cash and cash equivalents as of June 30, 2014, together with the additional tranches under the Credit Agreement that are available in December 2014 and June 2015, subject to the terms of the Credit Agreement, combined with proceeds from the sale of common stock under the Sales Agreement received in August 2014 and anticipated cash to be generated from new and existing customer agreements are expected to provide us with sufficient liquidity through the third quarter of fiscal year 2015. However, there can be no assurance that such cash from customer agreements will be available when needed. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 27, 2010, Unilife became the parent company of UMSL upon completion of the redomiciliation under Australian law and UMSL’s stockholders and option holders exchanged their interests in UMSL for equivalent interests in Unilife.

References to the “Company” include Unilife Corporation and its consolidated subsidiaries, including UMSL, unless the context otherwise requires. References to “Unilife” are references solely to Unilife Corporation.

References to A$ mean the lawful currency of the Commonwealth of Australia. References to € or euros are to the lawful currency of the European Union.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition and share-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

	June 30,
	2014	2013
	(In thousands)
Raw materials	$142	$45
Work in process	—	19
Finished goods	—	7

Total inventories	$142	$71

Property, Plant and Equipment

Property, plant and equipment, including significant improvements, are recorded at cost, net of accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred.

Depreciation and amortization expense is recorded on a straight-line method over the estimated useful life of the asset as listed below:

Asset Category	Useful Lives
Building	40 years
Machinery and equipment	2 to 15 years
Computer software	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of leasehold improvement life or remaining term of lease

Interest expense incurred during the construction of the Company’s headquarters and manufacturing facility has been capitalized as one of the elements of cost and is being amortized over the useful life of the building. There was no capitalized interest during the years ended June 30, 2014, 2013 or 2012.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company evaluates the recoverability of the recorded value of long-lived assets periodically to determine if facts and circumstances exist that would indicate that the assets might be impaired or that the useful lives should be modified. As part of this valuation, the Company develops projections of undiscounted future cash flows of the asset group. The projections of undiscounted cash flows include a blend of revenue from customization and development activities, capital expenses that may be necessary to support projected product sales and commercial product sales. As customization and development activities are completed, commercial product sales are expected to scale-up. Expectations of future commercial product sales included in the projections used for the impairment analysis are based on customer-specific information as well as market estimates relating to the anticipated drugs and therapies being targeted for use with the Company’s products. These projections also include assumptions of future sales growth and profitability based on contracts entered into with customers as well as future contracts to be entered into based on the current discussions and negotiations with existing and prospective customers.

Sales projections are based on assumptions including a transition in the market toward patient self-administration of injectable therapies as well as transitions in the market toward biological-based drugs in the pharmaceutical industry development pipeline. The Company’s future sales could also be impacted by factors such as its ability to obtain new and retain existing customers, the timing and extent of the customers’ drug development activities as well as the regulatory approval process, drug efficacy and industry acceptance of injectable therapies. If the Company’s future sales or its projections of future sales are impacted by any one or more of the preceding factors, it will reassess the recorded value of the long-lived assets. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. Goodwill impairment is deemed to exist if the net book value of the Company’s reporting unit exceeds its estimated fair value. Estimated fair value of the Company’s reporting unit is determined utilizing the value implied by the Company’s year-end quoted stock price. There were no impairments recorded on goodwill during the years ended June 30, 2014, 2013 or 2012.

The Company has one reporting unit. The reporting unit includes its product lines, the base technology for which was obtained as part of our November 2002 acquisition of Unitract Syringe Pty Limited and the manufacturing capability which was obtained in our January 2007 acquisition of Integrated BioSciences, Inc. In estimating the reporting unit’s fair value for purposes of the fiscal year 2014 impairment assessment, management compared the carrying value of the reporting unit to the Company’s market capitalization as of June 30, 2014, which is its annual impairment testing date. The market capitalization of $306.6 million, based on the quoted stock price on NASDAQ was in excess of the Company’s stockholders’ equity of $6.1 million. Management also considered that market capitalization through early September 2014 continued to be in excess of the carrying value.

Definite-lived intangible assets include patents which are amortized on a straight-line method over their estimated useful lives of 15 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairments recorded on intangible assets during the years ended June 30, 2014, 2013 or 2012.

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

Fair Value of Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, the Company measures fair value based on a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The fair value hierarchy is broken down into three levels based on the source of inputs.

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

The Company has elected to measure its royalty liability at fair value in accordance with ASC 825, Financial Instruments. The fair value of the royalty liability is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses a methodology and assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis used a discounted cash flow methodology under the income approach based on the present

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

value sum of payments to be made in the future. The fair value of the royalty liability is estimated by applying a risk adjusted discount rate to the adjusted royalty revenue stream. These fair value estimates are most sensitive to changes in the payment stream.

Share-Based Compensation

The Company grants equity awards to its employees, directors, service providers and consultants. Certain employee and director awards vest over stated vesting periods and others also require achievement of specific performance or market conditions. The Company expenses the grant-date fair value of awards to employees and directors over their respective vesting periods. To the extent that employee and director awards vest only upon the achievement of a specific performance condition, expense is recognized over the period from the date management determines that the performance condition is probable of achievement through the date they are expected to be met. Awards granted to service providers and consultants are sometimes granted for past services, in which case their fair value is expensed on their grant date, while other awards require future service, or the achievement of performance or market conditions. Timing of expense recognition for service providers and consultant awards is similar to that of employee and director awards; however, aggregate expense is re-measured each quarter-end based on the then fair value of the award through the vesting date of the award. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based grants, which are valued based on the Monte Carlo option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility.

Foreign Currency Translation

The Australian dollar is the functional currency for the Company’s Australian operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange existing at the end of the period. Revenues and expenses are translated at the average exchange rates during the applicable period. Adjustments resulting from these translations are recorded in accumulated other comprehensive income within the Company’s consolidated balance sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in other income within the Company’s consolidated statements of operations and aggregated less than $0.1 million for each of the years ended June 30, 2014, 2013 and 2012.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss. The Company’s other comprehensive loss consists only of foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales. The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized as services are rendered or upon achievement of the “at risk” milestone events, which represent the culmination of the earnings process related to such events. Milestones can include specific phases of projects such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made as services are rendered or milestones are achieved. Payment terms are considered to be standard commercial terms. Revenue is recognized when each

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

substantive milestone has been achieved and the Company has no future performance obligations related to the milestone. Fees for completed milestones which are dependent upon customer acceptance for non-refundable payment or, if paid, are refundable pending customer acceptance are recognized upon customer acceptance and the termination of refund rights.

Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising costs of $0.2 million, $0.2 million and $0.4 million during the years ended June 30, 2014, 2013 and 2012, respectively.

Research and Development Costs

Research and development expenses consist primarily of payroll and related personnel expenses (including share-based compensation expense), fees paid to external service providers, costs of materials, components and supplies, costs for facilities, tooling and equipment and costs related to developing prototype products and samples used for various evaluation, testing and related activities for existing and potential customers. Research and development expenses are included in operating expenses when incurred. Research and development expenses include costs related to the ongoing development and expansion of the Company’s broad portfolio of injectable drug delivery systems as well as costs incurred in relation to customization, industrialization and development agreements with its customers. These costs are not segregated from the overall research and development costs as they are not readily distinguishable from the rest of the Company’s ongoing research and development expenses.

Interest Expense

The Company recognizes interest expense in the income statement for all debt instruments using the effective interest method. The effective interest method is a method of calculating the amortized cost of a financial liability and of allocating the interest expense over the relevant period. The effective interest rate is the rate that exactly discounts the estimated future cash payments through the expected life of the financial instrument to the net carrying amount of the financial liability. The application of the method has the effect of recognizing expense payable on the instrument evenly in proportion to the amount outstanding over the period to maturity or repayment. In calculating the effective interest rate, the Company estimates cash flows considering all contractual terms of the financial instrument, including fees for early redemption and all other premiums and discounts.

Net Loss Per Share

Basic net loss per share is computed as net loss divided by the weighted average number of shares outstanding during the period. Diluted net earnings per share reflect the potential dilution that could occur from common stock issued through common stock equivalents. The dilutive effect of potential common stock, consisting of non-participating restricted stock and outstanding options to purchase common stock, is calculated using the treasury stock method.

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Business Segments

The Company operates in one reportable segment, which includes the design, development and manufacture of injectable drug delivery systems. Revenues by geographic location based on location of customer are as follows:

	Years Ended June 30,
	2014	2013	2012
	(In thousands)
Domestic	$5,702	$120	$61
International	8,987	2,623	5,458

	$14,689	$2,743	$5,519

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. This guidance has not materially impacted the Company’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, January 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In June 2014, FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which is part of ASC 718: Compensation-Stock Compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect a material impact on its financial condition, results of operations or cash flows from the adoption of this guidance.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”. The guidance requires an entity to perform a going concern assessment by evaluating its ability to meet its obligations for a look-forward period of one year from the financial statement issuance date. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial disclosures; however, as the guidance only impacts disclosure, the adoption of this guidance is not expected to have any impact on the Company’s financial condition, results of operations and cash flows.

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

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the years ended June 30, 2014 and 2013, the Company issued 5,012,153 shares and 4,990,434 shares of common stock and raised net proceeds of $16.9 and $14.3 million, respectively, under the Sales Agreement. Subsequent to June 30, 2014, the Company issued 5,808,800 shares of common stock and raised net proceeds of $12.4 million under the Sales Agreement.

In February 2013, the Company issued 4,460,966 shares of common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a Securities Purchase Agreement.

In connection with the Securities Purchase Agreement, the Company issued two warrants to purchase an aggregate of 1,586,988 shares of common stock. The warrants are exercisable at $3.00 per share and will expire five years from the date of grant. The warrants contain exchange features whereby the warrant holders can exchange the warrants for cash or common stock equal to the value of the warrants at the time of exchange, which value is based upon a contractual formula. Based on the terms of the agreements, the Company has determined that the warrants should be classified as a liability. As of March 31, 2013, the Company recorded a liability of $3.0 million related to the negotiated value of the warrants. In April 2013, the exchange feature was exercised for one of the warrants and a total of 1,424,220 shares of common stock were issued in settlement of a warrant to purchase 1,486,988 shares of common stock and the related warrant liability of $2.8 million was reclassified to equity. As of June 30, 2013, one warrant to purchase 100,000 shares of common stock remained outstanding. During the year ended June 30, 2014, the warrant was exercised in exchange for 19,471 shares of common stock and the related warrant liability of $0.4 million was reclassified to equity.

During the year ended June 30, 2013, the Company granted certain directors 75,000 shares of common stock that were vested upon issuance, of which 45,000 shares may not be sold or transferred until such time as the

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

director leaves the board of directors for any reason, including a change in control. The weighted average grant date fair value of the shares was $3.17 per share.

During the year ended June 30, 2014, the Company granted certain directors 227,500 shares of common stock which may not be sold or transferred until such time as the director leaves the board of directors for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $3.95 per share.

The Company recognized share-based compensation expense related to equity awards to employees, directors, service providers and consultants of $8.3 million, $13.3 million and $7.9 million during the years ended June 30, 2014, 2013 and 2012, respectively.

As of June 30, 2014, the total compensation cost related to all non-vested awards not yet recognized was $12.9 million. This amount is expected to be recognized over a remaining weighted average period of 2.11 years.

Stock Options and Warrants

The Company has granted stock options to certain employees and directors under the Employee Share Option Plan (the “Plan”). The Plan is designed to assist in the motivation and retention of employees and to recognize the importance of employees to the long-term performance and success of the Company. The Company has also granted stock options to certain service providers outside of the Plan. The majority of the options to purchase common stock vest on the anniversary of the date of grant, which ranges from one to three years. Additionally, certain stock options vest upon the closing price of the Company’s common stock reaching certain minimum levels, as defined in the agreements. Share-based compensation expense related to options granted to employees is recognized on a straight-line method over the related vesting term. Share-based compensation expense related to options granted to service providers is recognized ratably over each vesting tranche of the options.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of June 30, 2014 were valued at $0.005 per option, which is being expensed ratably over the vesting period of each tranche, which is approximately 0.5 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

During the year ended June 30, 2012, the Company issued a total of 1,540,000 options to purchase common stock under the Stock Incentive Plan with a weighted-average exercise price of $3.87 per share. A total of

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

700,000 options vest upon meeting certain performance targets, as defined in the agreements. The remaining options vest over a period of three years.

During the year ended June 30, 2013, the Company issued a total of 660,000 options to purchase common stock under the Stock Incentive Plan with a weighted-average exercise price of $2.56 per share. A total of 375,000 options vest upon meeting certain performance targets, as defined in the agreements. The remaining options vest over a period of three years.

The following is a summary of activity related to stock options held by employees and directors during the year ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2013	5,121,807	$4.10
Granted	200,000	3.00
Cancelled	(149,396)	3.93
Exercised	(1,250,000)	1.86

Outstanding as of June 30, 2014	3,922,411	$4.76	5.2	$198

Exercisable as of June 30, 2014	2,060,907	$4.62	5.6	$84

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the year ended June 30, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2013	4,258,937	$7.26
Granted	300,000	3.11
Exercised	(240,000)	2.68
Expired	(2,268,934)	9.18

Outstanding as of June 30, 2014	2,050,003	$5.06	1.4	$155

Exercisable as of June 30, 2014	1,050,003	$4.20	2.3	$155

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the years ended June 30, 2014, 2013 and 2012 was $1.8 million, $0.1 million and $1.5 million respectively. Of the 2,861,504 non-vested options, 1,000,000 are held by a consultant.

The Company currently uses authorized and unissued shares to satisfy stock option exercises.

The weighted average fair value of stock options granted during the years ended June 30, 2014, 2013 and 2012 was $1.67, $1.69 and $1.86 per share, respectively.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of outstanding and exercisable stock options held by employees and directors as of June 30, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$0.00 —$5.00	2,275,000	$3.55	7.7	1,247,500	$3.56	7.5
$5.01 —$7.00	1,647,411	6.44	1.6	813,407	6.24	2.6

	3,922,411	$4.76	5.2	2,060,907	$4.62	5.6

The following is a summary of outstanding and exercisable stock options held by persons other than employees and directors as of June 30, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$0.00 —$2.00	150,000	$2.00	1.8	150,000	$2.00	1.8
$2.01 —$6.00	1,900,000	5.30	1.4	900,000	4.57	2.4

	2,050,000	$5.06	1.4	1,050,000	$4.20	2.3

The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the year ended June 30, 2014, 2013 and 2012:

	Years Ended June 30,
	2014	2013	2012
Number of stock options granted	500,000	810,000	1,540,000
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.52%	1.03%	1.23%
Expected volatility	55%	55%	55%
Expected life (in years)	5.5	5.44	6.0

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

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The following is a summary of activity related to restricted stock awards during the year ended June 30, 2014:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2013	3,254,403	$3.31
Granted	1,045,560	3.65
Vested	(1,784,402)	3.34
Cancelled	(79,500)	3.70

Unvested as of June 30, 2014	2,436,061	$3.42

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,
	2014	2013
	(In thousands)
Building	$32,188	$32,188
Machinery and equipment	21,224	21,682
Computer software	2,675	2,653
Furniture and fixtures	610	374
Construction in progress	9,119	91
Land	2,036	2,036
Leasehold improvements	166	88

	68,018	59,112
Less: accumulated depreciation and amortization	(13,430)	(13,006)

Property, plant and equipment, net	$54,588	$46,106

Construction in progress as of June 30, 2014 and 2013 consisted primarily of amounts incurred in connection with machinery and equipment.

Included in depreciation and amortization were losses on disposals of equipment of $4.1 million during the year ended June 30, 2013. The loss on disposal of equipment incurred during the year ended June 30, 2013 related to the disposal of equipment used in the manufacturing of Unitract products.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2013 and 2014 are as follows:

(In thousands)
Balance as of July 1, 2012	$12,734
Foreign currency translation	(1,236)

Balance as of June 30, 2013	11,498
Foreign currency translation	332

Balance as of June 30, 2014	$11,830

Intangible assets consist of patents acquired in a business acquisition of $0.1 million. Related accumulated amortization as of both June 30, 2014 and 2013 was $0.1 million. Future amortization expense is scheduled to be $7,000 annually, excluding the impact of foreign currency exchange.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2014	2013
	(In thousands)
Accrued payroll and other employee related expenses	$2,103	$1,445
Accrued other	1,236	999

Total accrued expenses	$3,339	$2,444

8. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancellable operating leases. The future minimum lease payments related to the Company’s non-cancellable operating lease commitments as of June 30, 2014 were as follows:

For the Year Ending June 30,	(In thousands)
2015	$635
2016	1,214
2017	1,220
2018	1,229
2019	1,255
Thereafter	3,252

$8,805

Rental expenses under operating leases during the years ended June 30, 2014, 2013 and 2012 were $0.6 million, $0.3 million and $0.2 million, respectively.

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

On September 7, 2012, the Company received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the U.S. Occupational Safety and Health Administration (OSHA) in November 2012. The Company and various third parties have investigated the allegations made by Mr. Smith and have determined that his allegations are without merit. The Company believes the allegations made by Mr. Smith against it are in retaliation for his “for cause” termination and defended itself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a civil complaint in the United States District Court for the Eastern District of Pennsylvania on August 30, 2013 and an amended complaint on March 5, 2014 against the Company and various officers of the Company. OSHA accordingly dismissed the OSHA matter without a final determination. The complaint filed in the District Court makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim. To the extent that the allegations made by Mr. Smith in the District Court are nearly identical to those made in his OSHA complaint, the Company and various third parties have investigated his allegations previously and have

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

determined that the allegations are without merit, and the Company intends to defend itself vigorously in the District Court action. After Mr. Smith disclosed a violation of the Pennsylvania Wire Tapping and Electronic Surveillance Control Act (PA Wiretapping Act) during the pendency of discovery in the District Court action, on June 20, 2014 the Company filed counterclaims against Mr. Smith for his violation of the PA Wiretapping Act. The District Court action is currently in discovery.

As previously disclosed, subsequent to the filing of the OSHA complaint by Mr. Smith, the Company received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In his complaint filed in the United States District Court for the Eastern District of Pennsylvania, Mr. Smith states that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and has received additional subpoenas from the Staff, requesting additional information consistent with the first subpoena. The Company is cooperating fully with the Staff and is providing the requested information.

On January 8, 2014, the Company was served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported stockholder of the Company, against its Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. The Company believes that these allegations are baseless and without merit and the Company and the directors are defending themselves vigorously. In February 2014, the Company filed a motion to dismiss the complaint in lieu of an answer. On June 26, 2014, the Court granted the Company’s motion to dismiss with respect to the directors’ equity grants, but denied the motion with respect to their cash compensation. The Company filed an answer to the remaining claims on July 11, 2014. The action is currently in discovery.

The Company does not believe there will be any material impact to the Company or its business as a result of these matters.

9. Long-Term Debt

Long-term debt consists of the following:

	June 30,
	2014	2013
	(In thousands)
10.25% Term loan, due March 2020	$33,457	$—
Royalty Agreement liability	6,400	—
6.00% Mortgage loans, due December 2031	13,228	13,677
6.00% Mortgage loans, due October 2020	—	3,322
12.85% Secured lending facility, due 2013	—	2,586
4.75% Bank term loans, due January 2021 through August 2021	—	1,701
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,087	2,133
Other	276	452

	55,448	23,871
Less: current portion of long-term debt	613	3,826

Total long-term debt	$54,835	$20,045

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Term Loan

On March 12, 2014, or the Closing Date, the Borrower entered into the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million have been committed by the Lender and will be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement.

The Loans bear interest at 9.25% per annum plus the greater of three-month LIBOR or 1.0%, payable in cash quarterly in arrears and as otherwise described in the Credit Agreement. A default interest rate of 14.25% per annum plus the greater of three-month LIBOR or 1.0% shall apply during the existence of a default under the Credit Agreement. The Loans will be interest-only until March 12, 2020 (the “Maturity Date”).

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

The Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year, maintaining minimum liquidity targets, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 6.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the OrbiMed Credit Agreement and the related security agreements. The Company is in compliance with all the loan covenants set forth in the Credit Agreement.

The Borrower received net proceeds of approximately $31.4 million following repayment of certain of the Company’s existing debt and certain fees and expenses of the Lender in connection with the Loans. In addition, the Borrower incurred approximately $0.4 million in other expenses in connection with the Loans.

In connection with the Credit Agreement, the Borrower entered into a royalty agreement (the “Royalty Agreement”) with ROS which will entitle ROS to receive royalty payments. Pursuant to and subject to the terms of the Royalty Agreement, the borrower has agreed to pay 2.75% on the first $50.0 million of net sales (on a cash

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

receipts basis as defined in the Credit Agreement) in each fiscal year, plus 1.0% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.25% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Royalty Agreement at any time on or before the fourth anniversary of the agreement at a reduced amount. The lender has the right to exercise a put option upon the occurrence of an event of default upon which the Borrower would be required to pay the buyout amount under the Royalty Agreement. The buy-out amount ranges from $6.5 million, on or prior to the first anniversary of the Royalty Agreement and up to $21.0 million, after the fourth anniversary of the Royalty Agreement (such amount depending on when the buy-out or put option is exercised), less amounts previously paid by the Borrower to lender pursuant to the Royalty Agreement. The Royalty Agreement has a term commencing on the Closing Date and ending on the earlier of (i) the tenth anniversary of the Closing Date and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by the Borrower. As the Company has elected to value the Royalty Agreement at fair value, the put option feature does not meet the criterion of ASC 815-15-25-1b and thus is not separated from the host contract and accounted for as a derivative instrument.

The Company determined that the Credit Agreement and the Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Closing Date, the Royalty Agreement was determined to have a fair value of $7.0 million and the Loan was allocated the remaining proceeds of $33.0 million. The Loan will be accreted to the face value over the loan term based on an effective interest rate of 17.5%. The Royalty Agreement will be adjusted to fair value on a quarterly basis. As of June 30, 2014, the fair value of the Royalty Agreement was $6.4 million.

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

There are cross-defaults in the OrbiMed Credit Agreement, Metro Bank Loan and Keystone/CFA Loan, so that a default under one agreement could trigger a default under the others. Metro Bank, the Lender under the OrbiMed Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.

Mortgage Loans

In October 2010, Cross Farm entered into the Loan Agreement with Metro Bank, pursuant to which Metro Bank provided Cross Farm with two mortgage loans in the amounts of $14.25 million and $3.75 million. The proceeds received were used to finance the purchase of land and construction of the Company’s corporate headquarters and manufacturing facility in York, Pennsylvania.

During construction, Cross Farm paid only interest on both mortgage loans at the Prime Rate plus 1.50% per annum, with a floor of 4.50% per annum. Subsequent to construction, Cross Farm is paying principal and interest on both mortgage loans, with interest at a fixed rate of 6.00%. The weighted average interest rate on both mortgage loans was 6.00% during the year ended June 30, 2014 and the year ended June 30, 2013. In connection with the two mortgage loans and other bank term loans, the Company has given Metro Bank a lien on substantially all of the Company’s assets except for the Company’s intellectual property and certain other assets that are subject to other third party liens.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Original Metro Loan Documents contain certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the Original Metro Loan Documents allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of June 30, 2014. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from June 30, 2014. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031.

In connection with the Credit Agreement, the Company entered into the Metro Bank Amendment pursuant to which the 6.0% Mortgage due October 2020 and the 4.75% term loans due January through August 2021 were repaid. The Company used proceeds from the Credit Agreement of $4.9 million to repay the mortgage and the term loans which included $0.1 million in fees and expenses paid to Metro bank. In addition the Company wrote-off approximately $0.1 million in unamortized deferred financing costs related to the mortgage. The total amount recognized during the year ended June 30, 2014 as loss on early extinguishment of debt was $0.2 million. In exchange for the repayment of the mortgage and loans, Metro Bank agreed to release, effective March 12, 2014, the liens on substantially all of the Company’s assets except for the lien on the building and real estate in connection with the remaining mortgage and the debt service reserve account.

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

As previously disclosed, the Company also filed suit on September 30, 2013 against Lessors in the U.S. District Court for the Eastern District of Michigan, Case No. 2:13-cv-14174-SFC-LJM alleging, among other things, that Lessors fraudulently induced the Company into entering the lease by making misrepresentations about the buyout rate. The Company sought, among other things, to have the federal court enforce a 15% buyout rate and to enjoin Lessors from declaring a default under the lease and taking possession of the equipment for

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

which the Company would have to impair the carrying value of assets. On October 17, 2013, in a stipulated order, the U.S. District Court ordered that the Company continue to make the same monthly payments under the lease, which as long as the Company makes timely payments, Lessors shall not declare a default, and that Lessors is required to provide advance notice of a default.

As previously disclosed, the Company entered into a Confidential Mutual Release and Settlement Agreement (the “Definitive Settlement Agreement”), effective December 30, 2013, with the Lessors. The Definitive Settlement Agreement provides that it will obtain title to all equipment under the equipment lease upon the payment to the Lessors of approximately $4.8 million over the next twelve months. In addition, under the Definitive Settlement Agreement the Company and the Lessors released each other from any and all claims related to the companion lawsuits, as well as dismissed such lawsuits. In connection with the Definitive Settlement Agreement, during the year ended June 30, 2014, the Company recognized $3.6 million of interest expense representing the difference between the carrying value of the debt and the present value of the settlement amount.

During the year ended June 30, 2014, the Company paid $4.7 million (including $3.5 million with proceeds from the March 12, 2014 Credit Agreement) to the Lessors in satisfaction of the Company’s remaining obligations under the Definitive Settlement Agreement. Effective March 12, 2014 the Lessors released all liens and security interest in all of the Company’s assets subject to the Lease Agreement.

Commonwealth of Pennsylvania Financing Authority Loan

In December 2010, Cross Farm received a $2.25 million loan from the Commonwealth of Pennsylvania for land and the construction of its current manufacturing facility. The loan bears interest at a rate of 5.00% per annum, matures in January 2021 and is secured by a third mortgage on the facility. In connection with the loan agreement, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro Bank, which holds the first mortgage on the facility.

As of June 30, 2014, aggregate maturities of long-term obligations are as follows:

For the Year Ending June 30,	(In thousands)
2015	$613
2016	595
2017	583
2018	617
2019	653
Thereafter	52,387

$55,448

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Year Ended June 30,
	2014	2013	2012
	(In thousands, except share and per share data)
Numerator
Net loss	$(57,899)	$(63,198)	$(52,302)
Denominator
Weighted average number of shares used to compute basic net loss per share	98,062,664	81,165,773	67,449,286
Effect of dilutive options to purchase common stock	—	—	—

Weighted average number of shares used to compute diluted net loss per share	98,062,664	81,165,773	67,449,286

Basic and diluted net loss per share	$(0.59)	$(0.78)	$(0.78)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 2,687,775, 4,909,091 and 2,715,897 were excluded from the calculation of basic and diluted net loss per share during the years ended June 30, 2014, 2013 and 2012, respectively.

In addition, stock options (non-participating securities) totaling 4,642,725, 7,996,935, and 10,145,641 during the years ended June 30, 2014, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the years ended June 30, 2014, 2013 and 2012, these shares would have had an effect of 323,854, 595,550, and 1,100,720 diluted shares, respectively, for purposes of calculating diluted net loss per share.

11. Income Taxes

For the years ended June 30, 2014, 2013 and 2012, income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2014	2013	2012
	(In thousands)
Domestic	$(58,784)	$(63,752)	$(56,873)
International	885	554	4,571

	$(57,899)	$(63,198)	$(52,302)

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Tax Rate Reconciliation

Income tax expense (benefit) is as follows:

	Year Ended June 30,
	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(In thousands)
U.S. Federal	$—	$(18,415)	$(18,415)	$—	$(21,188)	$(21,188)	$—	$(19,065)	$(19,065)
State	—	(5,839)	(5,839)	—	(6,226)	(6,226)	—	(5,602)	(5,602)
International	—	266	266	—	177	177	—	586	586
Changes in valuation allowance	—	23,988	23,988	—	27,237	27,237	—	24,081	24,081

Income tax provision	$—	$—	$—	$—	$—	$—	$—	$—	$—

Income tax expense (benefit) was $0 for the years ended June 30, 2014, 2013 and 2012 and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income as a result of the following:

	Year Ended June 30,
	2014	2013	2012
Tax at U.S. statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)%	(10)%	(10)%
Non-deductible and non-taxable items	—	1%	1%
Change in valuation allowance	41%	44%	44%

	0%	0%	0%

Significant Components of Deferred Taxes

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets (liabilities) at June 30, 2014 and 2013 are presented below:

	June 30,
	2014	2013
	(In thousands)
Net operating loss carryforwards	$89,362	$73,578
Share-based compensation expense	16,532	14,258
Deferred revenue	—	837
Depreciation differences	2,399	(3,421)
Accruals/Reserves	2,104	—
Valuation allowance	(110,397)	(85,252)

Net deferred taxes	$—	$—

The valuation allowance for deferred tax assets as of June 30, 2014 and 2013 was $110.4 million and $85.3 million, respectively. The net change in the total valuation allowance was an increase of $25.1 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or prior to the expiration of the net operating loss carryforwards. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making the assessment as to the realizability of deferred tax assets. Based upon the level of historical taxable income and uncertainty regarding projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management does not believe it is more likely than not that the Company will realize the benefits of these net operating losses and deductible temporary differences, as of June 30, 2014 and 2013. Therefore, a full valuation allowance has been provided as of June 30, 2014 and 2013. The amount of the net deferred tax assets considered realizable; however, could change if estimates of future taxable income during the carryforward period are increased.

As of June 30, 2014, the Company had net operating loss carryforwards for U.S federal, state and Australian income tax purposes of approximately $202.4 million, $202.4 million and $24.0 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $24.0 million as of June 30, 2014 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 20% of taxable income after modifications and apportionment, or $3.0 million on state net operating losses utilized in any one year.

Management has evaluated the tax positions taken and has concluded that no liability for unrecognized tax benefits was required to be recorded for the years ended June 30, 2014, 2013 and 2012.

The Company files Australian, U.S. federal and state income tax returns. The Company is not subject to examination in any jurisdiction at this time. As a result of the net operating losses in prior years, the statute of limitations will remain open for a period following any utilization of net operating loss carryforwards and as such these periods remain subject to examination.

12. Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering all U.S. employees (the “Plan”). Participating employees may contribute up to 100% of their pre-tax earnings, subject to the statutory limits. Effective January 1, 2012, the Company began a discretionary match to participant contributions into the Plan. The Company contributes fifty cents for each dollar a participant contributes, with a maximum of 3% of a participant’s eligible earnings. The contributions made by the Company vest 50% upon two years of service and 100% upon three years of service. During the years ended June 30, 2014, 2013 and 2012, the Company paid $0.3 million, $0.3 million and $0.1 million, respectively, to match employee contributions.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Additionally, during the year ended June 30, 2013, the Company made a discretionary contribution of 1% of compensation, as defined to all eligible employees, which amounted to $0.1 million. During the years ended June 30, 2014 and 2012, the Company did not make any discretionary contributions.

13. Revenue

The Company recognized $14.7 million, $2.7 million and $5.5 million of revenue for the years ended June 30, 2014, 2013 and 2012, respectively.

During the year ended June 30, 2014 three customers accounted for 34%, 23% and 15% of consolidated revenue, respectively. During the year ended June 30, 2013 one customer accounted for 96% of consolidated revenue. During the year ended June 30, 2012 two customers accounted for 74% and 25% of consolidated revenue, respectively.

During the year ended June 30, 2014, the Company recognized $8.3 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Milestones completed during the year included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. Remaining milestones amounting to $1.3 million include regulatory filing support, device customization and testing support.

During the year ended June 30, 2014, the Company recognized $4.1 million in revenue related to services rendered on a time and materials basis during the year pursuant to customer agreements to provide various customization and development services.

In addition, during the year ended June 30, 2014, the Company recognized the final $2.3 million of revenue related to a €10.0 million ($13.0 million) up front non-refundable one-time fee which the Company was recognizing as revenue over the expected term of its licensing agreement with Sanofi. On September 3, 2013, the Company and Sanofi entered into a supply agreement and terminated both the exclusivity agreement and the industrialization agreement. As a result, the Company has recognized the remaining unamortized revenue of $2.3 million during the year ended June 30, 2014.

During fiscal year 2013, the Company recognized revenue from its exclusive licensing agreement with Sanofi in the amount of $2.6 million and $0.1 million from other sales.

During fiscal 2012, the Company recognized revenue from its exclusive licensing agreement with Sanofi in the amount of $2.6 million and the Company recognized revenue of $1.4 million related to the achievement of the last milestone under its industrialization agreement with Sanofi and $1.4 million related to the clinical development activities for another customer and $0.1 million from sales to other customers.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

14. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2014		June 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Royalty agreement liability	$6,400	$6,400	$—	$—

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Royalty Agreement liability	$—	$—	$6,400	$6,400

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table presents the changes in the fair value of the level 3 financial instruments for the year ended June 30, 2014. There were no level 3 financial instruments for the years ended June 30, 2013 and 2012:

Royalty Agreement Liability
June 30, 2013	$—
Allocation of initial proceeds	7,000
Unrealized gain	(600)

June 30, 2014	$6,400

Following is a description of the valuation methodology used to measure the Royalty Agreement liability at fair value. There have been no changes in the methodology used during the year ended June 30, 2014:

The fair value is based on a discounted cash flow methodology under the income approach based on the present value sum of payments expected to be made in the future. The fair value is estimated by applying a risk adjusted discount rate to the expected royalty payment stream. These fair value estimates are most sensitive to changes in the payment stream.

15. Related Party Transactions

The Company has an agreement with a consulting firm, of which a member of the Company’s board of directors is the principal. Under the terms of the agreement, the Company pays a fee for finance, accounting and secretarial consulting services within Australia. Amounts paid to the consulting entity during the years ending June 30, 2014, 2013 and 2012 were $0.2 million, $0.2 million and $0.2 million, respectively.

16. Quarterly Results (unaudited)

	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014
	(In thousands, except per share data)
Year Ended June 30, 2014
Revenues	$3,187	$3,573	$1,383	$6,546
Gross profit	3,187	3,573	1,383	6,546
Net loss	(11,244)	(16,283)	(15,109)	(15,263)
Basic and diluted loss per share	$(0.12)	$(0.17)	$(0.15)	$(0.15)

	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013
	(In thousands, except per share data)
Year Ended June 30, 2013
Revenues	$692	$699	$685	$667
Gross profit	633	677	639	666
Net loss	(12,497)	(14,640)	(14,084)	(21,977)
Basic and diluted loss per share	$(0.16)	$(0.19)	$(0.17)	$(0.25)

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. As of June 30, 2014, our Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the framework in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our management believes that, as of June 30, 2014, our internal control over financial reporting is effective. In addition, no changes in our internal control over financial reporting have occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Corporate Governance

The information required by this Item 10 regarding directors and corporate governance is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, under the headings “Proposal No. 1 – Election of Directors” and “Proposal No. 1 – Information on Our Board of Directors and Corporate Governance.”

Executive Officers

The information required by this Item 10 regarding executive officers is incorporated by reference to our 2014 Proxy Statement under the heading “Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information concerning Compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2014 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The information concerning our Code of Business Conduct and Ethics is incorporated by reference to our 2014 Proxy Statement under the heading “– Information on Our Board of Directors and Corporate Governance – Meetings and Committees of the Board – Code of Business Conduct and Ethics.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the 2014 Proxy Statement under the headings of “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 is incorporated by reference to the 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information.”

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

Australian Disclosure Requirements

In addition to our primary listing on the NASDAQ Global Market, our shares of common stock are also quoted in the form CDIs on the Australian Securities Exchange (ASX) and trade under the symbol “UNS”. As part of our ASX listing, we are required to comply with various disclosure requirements as set out under the ASX Listing Rules. The following information is intended to comply with the ASX Listing Rules and is not intended to fulfill information required by this Annual Report on Form 10-K.

Substantial Shareholders

The information required herein is incorporated by reference to the 2014 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management.”

Distribution of Common Stock and CDI Holders as of September 8, 2014

	CDIs
	Number of Holders	Number of CDIs
1 — 1,000	1,392	711,646
1,001 — 5,000	2,267	6,501,520
5,001 — 10,000	1,182	9,475,018
10,001 — 100,000	2,663	88,299,604
	507	170,390,270

100,001 — and over	8,011	275,378,058

The number of stockholders holding less than a marketable parcel of shares of common stock was 1,480 as of September 8, 2014.

There is no current on-market buy-back of the Company’s securities.

Twenty Largest CDI Holders as of September 8, 2014

Rank	Name	Number of CDIs Held	% of CDIs Outstanding
1.	Citicorp Nominees Pty Ltd	5,602,888	2.03
2.	Penila Investments Pty Ltd <Hornung Superannuation A/C>	4,325,870	1.57
3.	Hertogs Investments Pty Ltd	4,300,000	1.56
4.	Admark Investments Pty Ltd <The Pinto Family Fund A/C>	4,030,000	1.46
5.	Joseph Kaal	3,105,657	1.13
6.	Mr. Bradley Gavin Downes	3,034,169	1.10
7.	Mr. Dennis John Banks + Mrs. Janine Banks <Banks Super Fund A/C>	2,752,060	1.00
8.	Mrs. Cherie Ann Lauder + Mr. John William Lauder <J&C Lauder Family S/F A/C>	2,342,114	0.85
9.	Thorley Management Pty Ltd <Thorley Investment A/C>	2,270,897	0.82
10.	JFD Enterprises Pty Ltd	2,253,253	0.82
11.	Omah Nominees Pty Ltd <The PJH A/C>	2,000,000	0.72
12.	Regnal Superannuation Pty Ltd <Regnal Super Fund No. 2 A/C>	1,971,000	0.71
13.	Mr. Michael Anthony Logan + Mrs Robyn Joy Logan <Marj Super Fund A/C>	1,812,000	0.66
14.	Mr. Warwick Wright	1,750,000	0.63
15.	UBS Nominees Pty Ltd	1,668,414	0.60
16.	J & N Kaal Pty Ltd <Kaal Superfund A/C>	1,585,365	0.57
17.	Hertogs Family Superannuation Fund Pty Ltd <Hertogs Family S/Fund A/C>	1,500,000	0.54
18.	Mr. Alan Shortall	1,420,560	0.52
19.	Mr. Evan Philip Clucas + Ms. Leanne Jane Weston <Kuranga Nursery Super A/C>	1,409,988	0.51
20.	KAS Investments & Development Pty Ltd <KAS Investments S/F A/C>	1,206,963	0.44

Total		50,341,198	18.24

General Information

The name of the Company Secretary is Mr. John Ryan.

The complete mailing address, including zip code, of our principal executive offices is 250 Cross Farm Lane, York, Pennsylvania 17406.

The address of the principal registered office in Australia is 1 Chifley Square, Suite 3, Sydney NSW 2000 and our telephone number there is +61 2 8346 6500. The ASX Liaison Officer is Mr. Jeff Carter.

Registers of securities are held at Computershare Investor Services Pty Limited, Level 2, 45 St Georges Terrace Perth WA 6000 Australia, Investor Enquiries +61 8 9323 2000 (within Australia) +61 3 9415 4677 (outside Australia) and Computershare Investor Services, 250 Royall Street, Canton, MA 02021 USA, Tel: 800 662 7232.

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

In order to vote at such meetings, CDI holders have the following options:

(a) instructing CDN, as the legal owner, to vote the Unilife common stock underlying their CDIs in a particular manner. The instruction form must be completed and returned to Unilife’s share registry prior to the meeting;

(b) informing Unilife that they wish to nominate themselves or another person to be appointed as CDN’s proxy for the purposes of attending and voting at the general meeting;

(c) converting their CDIs into a holding of Unilife common stock prior to the record date for the meeting and voting these at the meeting (however, if thereafter the former CDI holder wishes to sell their investment on ASX, it would be necessary to convert Unilife common stock back to CDIs).

As holders of CDIs will not appear on Unilife’s share register as the legal holders of Unilife common stock, they will not be entitled to vote at Unilife stockholder meetings unless one of the above steps is undertaken.

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

The Company redomiciled to the United States in January 2010 and listed on The NASDAQ Global Market in February 2010. As a result and to meet the NASDAQ listing requirements, the policies and practices adopted by the Company are predominantly “US-focused”.

Principle 1 — Lay solid foundations for management and oversight

Recommendation 1.1 — Establish the functions reserved to the board and those delegated to senior executives and disclose those functions

The primary responsibility of:

(a) the board of directors is to exercise their business judgment to act in what they reasonably believe to be in the best interests of the Company and its stockholders; and

(b) the Chief Executive Officer is to oversee the day-to-day performance of Unilife (pursuant to powers delegated to the board of directors).

The board of directors’ responsibilities are recognized and documented on an aggregated basis by the Charter of the board of directors, which is available on the corporate governance section of the Company’s website.

While day-to-day management has been delegated to the Chief Executive Officer, it is noted that the following matters are specifically reserved for the attention of the board of directors:

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

Recommendation 1.2 — Disclose the process for evaluating the performance of senior executives

The board of directors regularly reviews the performance of the Company’s senior executives. Information regarding executive compensation required by Item 11 of this Annual Report on Form 10-K, including a discussion in relation to the mechanics concerning the evaluation of performance of the Company’s senior executives, including relevant benchmarking activities, will be contained in the 2014 Proxy Statement under the caption “Executive Compensation,” and is incorporated by reference.

Recommendation 1.3 — Disclosure of information indicated in the Guide to reporting on Principle 1 of the ASX Governance Recommendations

Reporting Requirement

The Company has complied with Recommendation 1.1 to 1.3 during fiscal year 2014 other than in regards to the inclusion of certain recommendation disclosures in our 2014 Proxy Statement as opposed to this Annual Report on Form 10-K.

Principle 2 — Structure the board of directors to add value

Recommendation 2.1 — A majority of the board of directors should be independent directors

Recommendation 2.2 — The chair should be an independent director

Recommendation 2.3 — The roles of Chairman and Chief Executive Officer should not be exercised by the same individual

The board of directors is currently comprised of six directors. The six directors include five non-executive directors (including the Vice Chairman and Lead Independent Director) and one executive director (being the Chairman and Chief Executive Officer). Four of the five non-executive directors are “independent” as defined in the NASDAQ listing rules and the ASX listing rules. These independent directors are Messrs. Bosnjak, Lund and Galle and Ms. Wold. Mr. Bosnjak is the Vice Chairman of the board of directors and Lead Independent Director.

The board of directors elects its Chairman of the board of directors and appoints the Chief Executive Officer according to its view of what is best for the Company at any given time. The board of directors does not believe there should be a fixed rule as to whether the offices of Chairman of the board of directors and the Chief Executive Officer should be vested in the same person or two different people, or whether the Chairman of the board of directors should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to serve in these roles may dictate different outcomes at different times, and the board of directors believes that retaining flexibility in these decisions is in the best interest of the Company and its stockholders.

At the Company’s expense, the board of directors collectively or directors (acting as individuals) are entitled to seek advice from independent external advisers in relation to any matter which is considered necessary to fulfill their relevant duties and responsibilities. Individual directors seeking such advice must obtain the approval of the Chairman or the Lead Independent Director. Any advice so obtained will be made available to the board of directors.

Recommendation 2.4 — The board of directors should establish a nomination committee

The Company has established a Nominating and Corporate Governance Committee which consists of all independent directors (including the Chairman of the Nominating and Corporate Governance Committee). The members of the Nominating and Corporate Governance Committee are Mr. Galle (Chair), Messrs. Lund and Bosnjak. The Nominating and Corporate Governance Committee Charter includes the process and criteria for selecting new directors. A copy of the Nominating and Corporate Governance Committee Charter is available on the corporate governance section of the Company’s website.

Reporting Requirement

Except as described above, the Company has complied with Recommendation 2.1 to 2.4 during fiscal year 2014 other than in regards to the inclusion of certain recommendation disclosure in our 2014 Proxy Statement as opposed to this annual report.

Recommendation 2.5 — Disclose the process for evaluating the performance of the board of directors, its committees and individual directors

Reporting Requirement

The Nominating and Corporate Governance Committee periodically undertakes a formal review of the performance of the board of directors, its committees and individual directors.

Recommendation 2.6 — Disclosure of information indicated in the Guide to reporting on Principle 2 of the ASX Governance Recommendations

Reporting Requirement

The Nominating and Corporate Governance Committee looks to recruit and retain members of the board of directors with a mix of skills and diverse backgrounds. Factors that the Nominating and Corporate Governance Committee look at in evaluating the current board of directors and recruiting new members of the board of directors may include:

•	the skills, experience and expertise relevant to the position of director held by each Board member in office at the date of the annual report;

•	a statement as to the mix of skills and diversity which the board of directors is looking to achieve in its membership; and

•	the existence of any of the relationships listed in Box 2.1 of the ASX Corporate Governance Principles and Recommendations and an explanation of why the board of directors considers a director to be independent, notwithstanding the existence of these relationships.

Information regarding our directors, including biographical information, independence, meeting attendance and share ownership information required by Items 10 and 12 of this Annual Report on Form 10-K will be included in the 2014 Proxy Statement under the captions “Proposal No. 1 – Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management.”

Except as described above, the Company has complied with Recommendations 2.5 and 2.6 during fiscal year 2014 other than in regards to the inclusion of certain recommendation disclosure in our 2014 Proxy Statement as opposed to this Annual Report on Form 10-K.

Principle 3 — Promote ethical and responsible decision-making

Recommendation 3.1 — Establish a Code of Conduct and disclose it.

The Company has adopted a Code of Business Conduct and Ethics which is available on the corporate governance section of the Company’s website.

Recommendation 3.2 — Establish a policy concerning diversity and disclose it. The policy should include requirements for the board of directors to establish measurable objectives for achieving gender diversity and for the board of directors to assess annually both the objectives and progress in achieving them.

The board of directors has adopted a Diversity Policy which includes the responsibility to establish appropriate and measurable diversity objectives and for the board of directors to assess regularly the overall effectiveness of the objectives and annually review the progress in achieving the diversity objectives.

Recommendation 3.3 — Disclosure of measurable objectives for achieving gender diversity set by the board of directors in accordance with the Diversity Policy and progress towards achieving them.

During fiscal year 2012, the board of directors adopted a Diversity Policy. Diversity at Unilife signifies not only a blend of races, genders, ages, ethnicities, religions, cultural backgrounds, languages, social backgrounds and military service but also a range of experiences, perspectives, skill sets, capabilities and thought. The board of directors, with the assistance of the Nominating and Corporate Governance Committee and management, is working to establish a baseline to establish and measure diversity objectives.

Recommendation 3.4 — Disclosure of the proportion of women employees in the whole organization, women in senior executive positions and women on the board of directors

Unilife is committed to driving diversity across all levels of the Company. As of June 30, 2014, women represented approximately 29% (62 of 211) of the total employee base, 21% (3 of 14) of the executive management and 17% (1 out of 6) of the board of directors.

Recommendation 3.5 — Disclosure of information indicated in the Guide to reporting on Principle 3 of the ASX Governance Recommendations

Reporting Requirement

Save as set forth above, the Company has complied with Recommendation 3.1 to 3.5 during fiscal year 2014.

Principle 4 — Safeguard integrity in financial reporting

Recommendation 4.1 — The board of directors should establish an Audit Committee

Recommendation 4.2 — The Audit Committee should: (a) consist of non-executive directors only; (b) consist of a majority of independent directors; (c) be chaired by an independent chair who is not chair of the board of directors; and (d) have at least three members

Recommendation 4.3 — The Audit Committee should have a formal charter

The Company has established an Audit Committee which consists only of non-executive directors all of whom are independent (including the Chairman of the Audit Committee). The members of the Audit Committee are Mr. Bosnjak, Mr. Lund (Chair) and Ms. Wold.

The Audit Committee Charter is available on the corporate governance section of the Company’s website.

Reporting Requirement

The Company has complied with Recommendation 4.1 to 4.3 during fiscal year 2014.

Recommendation 4.4 — Disclosure of information indicated in the Guide to reporting on Principle 4 of the ASX Governance Recommendations

Reporting Requirement

Information regarding the skills, experience and expertise of directors, including audit committee members in accordance with U.S. disclosure requirements, will be included in the 2014 Proxy Statement.

In Item 9A of this Annual Report on Form 10-K, we have disclosed information regarding the Company’s Controls and Procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting.

The Company has complied with Recommendation 4.4 during fiscal year 2014 other than in regards to the inclusion of certain disclosures in our 2014 Proxy Statement as opposed to this Annual Report on Form 10-K.

Principle 5 — Make timely and balanced disclosure

Recommendation 5.1 — Establish written policies designed to ensure compliance with ASX Listing Rule disclosure requirements and to ensure accountability at a senior executive level for that compliance and disclose those policies

Recommendation 5.2 — Disclosure of information indicated in the Guide to reporting on Principle 5 of the ASX Governance Recommendations

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

Reporting Requirement

The Company has complied with Recommendation 5.1 and 5.2 during fiscal year 2014.

Principle 6 — Respect the rights of stockholders

Recommendation 6.1 — Design a communications policy for promoting effective communication with stockholders and encourage their participation at stockholder’s meetings and disclose those policies

Recommendation 6.2 — Disclosure of information indicated in the Guide to reporting on Principle 6 of the ASX Governance Recommendations

While the Company has not adopted a formal communications policy as recommended under Recommendation 6.1, the Company communicates information to stockholders through a range of media including annual reports, public (ASX and SEC) announcements and through the Company’s website. The Company provides advanced notice of group briefings, including earning calls, stockholder meetings and investor events, and to the extent practicable provides webcast links on its website. Key financial information and stock performance are also available on the Company’s website. Stockholders can raise questions with the Company by contacting the Company by telephone, facsimile, post or email, with relevant contact details being available on the Company’s website.

All stockholders are invited to attend the Company’s Annual Meeting of Stockholders, either in person or by proxy. The board of directors regards the Annual Meeting as an excellent forum in which to discuss issues relevant to the Company and thereby encourages full participation by stockholders. Stockholders have an opportunity to submit questions to the board of directors and the Company’s auditors. The meeting is also webcast to provide access to those stockholders who are unable to attend the Annual Meeting.

Reporting requirement

Except as set out above, the Company has complied with Recommendation 6.1 and 6.2 for fiscal year 2014.

Principle 7 — Recognize and manage risk

Recommendation 7.1 — Establish policies for the oversight and management of material business risks and disclose it

The risks that the Company faces are continually changing in line with the development of the Company. The primary risks faced by the Company during fiscal year 2014 included liquidity or funding risk and operational risks associated with the finalization of the Company’s industrialization of its Unifill syringe.

The Company operates in an environment where it is required to actively manage fundamental risks such as the integrity of the Company’s intellectual property portfolio, disaster management, exchange rate risk and the risk of losing key management personnel.

In simple terms, risk is inherent in all business activities undertaken by Unilife. Unfortunately, many of these risks are beyond the control of the Company and, as such, it is important that risk be mitigated on a continuous basis, particularly if the Company is to preserve stockholder value.

The Company has implemented an enterprise-risk management program, which is designed to ensure that risks including, amongst others, technology risks, economic risks, financial risks and other operational risks are identified, evaluated and mitigated to enable the achievement of the Company’s goals.

Reporting requirement

The Company has complied with Recommendation 7.1 for fiscal year 2014.

Recommendation 7.2 — Require management to design and implement the risk management and internal control system to manage the Company’s material business risks and report to it whether those risks are being managed effectively (and makes disclosures therein); Disclose that management has reported to the board of directors as to the effectiveness of the Company’s management of its material business risks

Management provides the board of directors with frequent updates on the state of the Company’s business, including the risks that the Company faces from time-to-time. These updates include up-to-date financial information, operational activity, clinical status and competitor updates. Management provides the board of directors with an annual review of management’s enterprise risk management assessment, which identifies particular events or circumstances relevant to the Company’s objectives (risks and opportunities), assessing them in terms of likelihood and magnitude of impact, determining a response strategy, and monitoring progress. These updates are founded on internal communications that are fostered internally through management meetings and other internal communications. These processes operate in addition to the Company’s Quality System, complaint handling processes, employee policies and standard operating procedures.

As a U.S. public company, the Company is required to comply with the provisions of the Sarbanes-Oxley Act of 2002, which requires the Company to establish policies and internal controls over financial reporting to reduce certain risks to the business, including potential fraud. The Company’s internal controls are audited annually by KPMG, its auditors, and by Protiviti, an independent consultant, to ensure compliance, and the results of their audits are reported to the audit committee. The Chief Executive Officer and Chief Financial Officer are required to evaluate the Company’s internal controls on an annual basis and to certify to the Company’s auditors and the audit committee the following:

•	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

•	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

In addition, the board of directors holds regular meetings for the purposes of discussing and reviewing operational developments.

The Company has complied with Recommendation 7.2 for fiscal year 2014.

Recommendation 7.3 — Disclose whether the board of directors has received assurance from the Chief Executive Officer and the Chief Financial Officer that the declaration under Section 295A of the Corporations Act is founded on a sound system of risk management and internal control and is operating effectively in all material respects in relation to financial reporting risks

Reporting requirement

As the Company prepares and files its financial statements under U.S. accounting practices and laws, management is required to provide representations to the board of directors on a wide range of issues, including in relation to the effectiveness of the Company’s disclosure controls and procedures as well as the design or operation of internal control over financial reporting. However, as the Company is incorporated in the U.S. and is not bound by certain financial reporting provisions under the Australian Corporations Act 2001 (Cth) no declaration is required under Section 295A of the Corporations Act. To this end, stockholders’ attention is drawn to Item 9A of this Annual Report on Form 10-K and the certifications provided by the Chief Executive Officer and the Chief Financial Officer at the end of the Form 10-K. As stated above, Item 9A of this Annual Report on Form 10-K discloses information regarding the Company’s controls and procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting.

For the reasons stated above, the Company has complied with Recommendation 7.3 for fiscal year 2014.

Recommendation 7.4 — Disclosure of information under Principle 7 of the ASX Governance Recommendations

Reporting requirement

Except as disclosed above, the Company believes that the aforementioned reporting meets, or exceeds, the requirements of Recommendation 7.2 to 7.4 for fiscal year 2014.

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

Recommendation 8.3 — Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives

As noted above in the discussion regarding Recommendation 1.2, Item 11 of this Annual Report on Form 10-K includes disclosure relating to the structure of non-executive directors’, executive directors’ and senior executives’ remuneration practices and policies, including its annual performance review process, its external benchmarking review and its meritorious approach to employee performance. The 2014 Proxy Statement will also include a breakdown of compensation by individual directors.

Reporting requirement

Except as previously disclosed, no review or other form of assessment has been undertaken in relation to the directors; however, the Nominating and Corporate Governance Committee is undertaking an assessment of the board of directors in connection with the nomination of the directors to stand for reelection to the board of directors at the next Annual Shareholders Meeting.

The Company does not have a retirement benefits scheme in place for non-executive directors, and non-executive directors are not entitled to participate in any of the Company’s employee benefits programs.

With the exception noted above, the Company complied with the Recommendations 8.1 to 8.3 during fiscal year 2014.

This report is made in accordance with a resolution of the board of directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the 2014 Proxy Statement under the headings “– Information on Our Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to the 2014 Proxy Statement under the heading “Proposal No. 2 – Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this report:

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009

3.2	Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010

4.1	Form of Common Stock Certificate		10	4.1	November 12, 2009

4.2	Warrant to Purchase Common Stock dated April 17, 2013		10-K	4.4	September 13, 2013

4.3	Form of Indenture		S-3	4.4	June 30, 2014

10.1	Consulting Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009

10.2	Unilife Corporation 2009 Stock Incentive Plan, as amended on December 1, 2011		DEF 14A	Annex A	October 14, 2011

10.3	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009

10.4	Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10	10.26	January 6, 2010

10.5	Option Deed, dated January 21, 2010 between Unilife Medical Solutions Limited and Edward Fine		10	10.33	February 1, 2010

10.6	Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan between Unilife Corporation and Alan Shortall		10	10.36	February 1, 2010

10.7	Form of Unilife Corporation Nonstatutory Stock Option Agreement between Unilife Corporation and Alan Shortall		10	10.37	February 1, 2010

10.8	Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan		10-Q	10.1	March 24, 2010

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.9	Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010

10.10	Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers		10-K	10.46	September 28, 2010

10.11	Loan Agreement between Metro Bank and Unilife Cross Farm LLC dated as of October 20, 2010		8-K	10.1	October 26, 2010

10.12	Term Note in the principal amount of $14,250,000 dated as of October 20, 2010		8-K	10.2	October 26, 2010

10.13	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Corporation)		8-K	10.4	October 26, 2010

10.14	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Medical Solutions, Inc.)		8-K	10.5	October 26, 2010

10.15	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010

10.16	Employment Agreement, effective October 1, 2011 between Unilife Corporation and Alan D. Shortall		10-Q	10.4	November 9, 2011

10.17	Letter Amendments to Employment Agreement, dated November 4, 2011 between Unilife Corporation and Mark Iampietro		10-Q	10.7	November 9, 2011

10.18	Employment Agreement, effective July 1, 2012 between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.1	June 15, 2012

10.19	Letter Agreement, dated May 14, 2013, between Unilife Corporation and Ramin Mojdeh, Ph.D		10-K	10.75	September 13, 2013

10.20	Amendment to Employment Agreement, effective September 12, 2013 between Unilife Corporation and Ramin Mojdeh, Ph.D		10-K	10.76	September 13, 2013

10.21	Confidential Mutual Release and Settlement Agreement, effective December 30, 2013, by and between Varilease Finance, Inc. and CCA Financial, LLC, on the one hand, and Unilife Medical Solutions, Inc. and Unilife Corporation, on the other hand.		10-Q	10.2	January 6, 2014

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

10.22*	Credit Agreement, dated as of March 12, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP.		10-Q	10.1	May 12, 2014

10.23*	Royalty Agreement, dated as of March 12, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.		10-Q	10.2	May 12, 2014

10.24	General Security Deed, dated as of March 12, 2014, by Unitract Syringe Pty Limited, Unilife Medical Solutions Limited and Unilife Corporation in favor of ROS Acquisition Offshore LP.		10-Q	10.3	May 12, 2014

10.25	Omnibus Waiver and Amendment, dated as of March 12, 2014, by and among Unilife Cross Farm LLC, Unilife Medical Solutions, Inc., Unilife Corporation and Metro Bank.		10-Q	10.4	May 12, 2014

10.26	Separation Agreement and General Release, dated March 18, 2014, by and between Unilife Corporation and R. Richard Wieland II.		10-Q	10.5	May 12, 2014

10.27	Promissory Note, dated as of March 12, 2014, for up to $60,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP.		10-Q	10.6	May 12, 2014

10.28	Guarantee, dated as of March 12, 2014, by Unilife Corporation, Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP and Royalty Opportunities S.A.R.L.		10-Q	10.7	May 12, 2014

10.29*	Pledge and Security Agreement, dated as of March 12, 2014, by Unilife Medical Solutions, Inc., Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP.		10-Q	10.8	May 12, 2014

10.30	Open-End Commercial Mortgage and Security Agreement, dated as of March 12, 2014, by and between Unilife Cross Farms LLC and ROS Acquisition Offshore LP, for itself and as agent for Royalty Opportunities S.A.R.L.		10-Q	10.9	May 12, 2014

10.31	Offer of Employment, dated April 14, 2014, between Unilife Corporation and John C. Ryan, Esq.	X

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges	X

21	List of subsidiaries of Unilife Corporation	X

23.1	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILIFE CORPORATION

By:	/s/ Alan Shortall
Name: Alan Shortall
Title: Chairman and Chief Executive Officer

Date:	September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Shortall Alan Shortall	Chairman and Chief Executive Officer (Principal Executive Officer)	September 15, 2014

/s/ Dennis P. Pyers Dennis P. Pyers	Vice President, Interim Chief Financial Officer, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)	September 15, 2014

/s/ John Lund John Lund	Director	September 15, 2014

/s/ William Galle William Galle	Director	September 15, 2014

/s/ Jeff Carter Jeff Carter	Director	September 15, 2014

/s/ Slavko James Joseph Bosnjak Slavko James Joseph Bosnjak	Director	September 15, 2014

/s/ Mary Katherine Wold Mary Katherine Wold	Director	September 15, 2014