Form 10-Q/A
period 2014-03-31
Unilife Corp
filed 2014-09-29
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2014, 102,798,512 shares of the registrant’s common stock were outstanding.

		Page

Item 6.	Exhibits	4
	Signatures	5

Explanatory Note

Unilife Corporation (the “Company”) is filing this amendment (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014, solely to revise Exhibit 10.1 (Credit Agreement, dated as of March 12, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP), Exhibit 10.2 (Royalty Agreement, dated as of March 12, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.) and Exhibit 10.8 (Pledge and Security Agreement, dated as of March 12, 2014, by Unilife Medical Solutions, Inc., Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP) to the Form 10-Q to include certain portions of such exhibits which had been omitted from such exhibits when filed with the Form 10-Q pursuant to a request for confidential treatment filed with the SEC (the “CTR”). Certain other portions of Exhibit 10.1 as filed with this Form 10-Q/A remain omitted pursuant to the CTR.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1 *	Credit Agreement, dated as of March 12, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP.	X

10.2	Royalty Agreement, dated as of March 12, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.	X

10.3	Pledge and Security Agreement, dated as of March 12, 2014, by Unilife Medical Solutions, Inc., Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 29, 2014	UNILIFE CORPORATION

	By:	/s/ Dennis P. Pyers
Dennis P. Pyers
Interim Chief Financial Officer (Duly Authorized Officer & Principal Financial Officer)

5