Form 10-Q
period 2014-09-30
Unilife Corp
filed 2014-11-12
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, 110,997,004 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2014	June 30, 2014
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$4,231	$8,368
Restricted cash	2,088	2,400
Accounts receivable	4,646	1,860
Inventories	147	142
Prepaid expenses and other current assets	880	1,108

Total current assets	11,992	13,878
Property, plant and equipment, net	56,408	54,588
Goodwill	10,987	11,830
Other assets	1,357	1,472

Total assets	$80,744	$81,768

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$6,157	$3,583
Accrued expenses	3,711	3,339
Current portion of long-term debt	591	613
Deferred revenue	1,090	717

Total current liabilities	11,549	8,252
Long-term debt, less current portion	57,322	54,835
Deferred revenue	14,550	12,550

Total liabilities	83,421	75,637

Contingencies (Note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2014; none issued or outstanding as of September 30, 2014 and June 30, 2014	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2014; 109,531,507 and 103,617,278 shares issued, and 109,502,837 and 103,588,608 shares outstanding as of September 30, 2014 and June 30, 2014, respectively	1,095	1,036
Additional paid-in-capital	310,399	296,169
Accumulated deficit	(315,993)	(293,731)
Accumulated other comprehensive income	1,962	2,797
Treasury stock, at cost, 28,670 shares as of September 30, 2014 and June 30, 2014, respectively	(140)	(140)

Total stockholders’ (deficit) equity	(2,677)	6,131

Total liabilities and stockholders’ equity (deficit)	$80,744	$81,768

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(in thousands, except share data)
Revenue	$1,380	$3,187

Research and development	10,976	6,399
Selling, general and administrative	8,200	6,520
Depreciation and amortization	1,100	1,042

Total operating expenses	20,276	13,961

Operating loss	(18,896)	(10,774)
Interest expense	1,109	480
Change in fair value of financial instruments	2,230	—
Other expense (income)	27	(10)

Net loss	(22,262)	(11,244)
Other comprehensive loss
Foreign currency translation	835	(261)

Comprehensive loss	$(23,097)	$(10,983)

Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.12)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock	Total
	Shares	Amount	Capital	Deficit	Income
	(In thousands, except share data)
Balance as of July 1, 2014	103,617,278	$1,036	$296,169	$(293,731)	$2,797	$(140)	$6,131
Net loss	—	—	—	(22,262)	—	—	(22,262)
Foreign currency translation	—	—	—	—	(835)	—	(835)
Share-based compensation expense	105,429	1	1,887	—	—	—	1,888
Issuance of common stock from public offerings, net of issuance costs	5,808,800	58	12,343	—	—	—	12,401

Balance as of September 30, 2014	109,531,507	$1,095	$310,399	$(315,993)	$1,962	$(140)	$(2,677)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(22,262)	$(11,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,100	1,042
Share-based compensation expense	1,888	2,636
Recognition of deferred revenue	(125)	(3,187)
Non-cash interest expense	225	—
Change in fair value of financial instruments	2,230	—
Changes in assets and liabilities:
Accounts receivable	(288)	935
Inventories	(5)	(1)
Prepaid expenses and other current assets	228	124
Other assets	71	6
Accounts payable	2,619	(705)
Accrued expenses	1,212	980

Net cash used in operating activities	(13,107)	(9,414)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,594)	(1,166)

Net cash used in investing activities	(3,594)	(1,166)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(157)	(1,108)
Proceeds from the issuance of common stock, net of issuance costs	12,401	10,668
Proceeds from the exercise of options to purchase common stock	—	2,234
Decrease in restricted cash	312	434

Net cash provided by financing activities	12,556	12,228
Effect of exchange rate changes on cash	8	32

Net (decrease) increase in cash and cash equivalents	(4,137)	1,680
Cash and cash equivalents at beginning of period	8,368	5,736

Cash and cash equivalents at end of period	$4,231	$7,416

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$107	$229

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2014 contained in its Annual Report on Form 10-K.

References to A$ mean the lawful currency of the Commonwealth of Australia. References to € or euros are to the lawful currency of the European Union.

2. Liquidity

The Company has incurred recurring losses from operations during the year ended June 30, 2014, and the three months ended September 30, 2014, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

On March 12, 2014 (the “Closing Date”), Unilife Medical Solutions, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with ROS Acquisition Offshore LP (together with its affiliates, successors, transferees and assignees, the “Lender” or ROS), an affiliate of OrbiMed Advisors. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million (collectively, the “Loans”) were committed by the Lender. On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement (“Amended Credit Agreement”) pursuant to which it received the proceeds from the first $10 million tranche on October 1, 2014 and the proceeds from the second $10 million tranche on November 10, 2014. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains certain covenants relating to financial performance and liquidity targets among others.

Concurrent with the First Amendment to the Credit Agreement the Borrower entered into the First Amendment to the Royalty Agreement. Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay the Lender 3.875% on the first $50.0 million of net sales in each fiscal year, plus 1.500% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.375% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from $9.75 million to $26.25 million (such amount to be determined based on when the buy-out option is exercised), less amounts previously paid by Borrower to Lender pursuant to the Amended Royalty Agreement.

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”) pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the three months ended September 30, 2014, the Company issued 5,808,800 shares of common stock and raised approximately $12.4 million under the Sales Agreement, which was the full remaining amount available for sale under the Sales Agreement. As a result, the Company has completed use of the facility available under the Sales Agreement.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments to the Company. The Company expects to continue to execute agreements and generate additional cash payments during the remainder of fiscal year 2015. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant amount of time to negotiate and finalize.

The Company estimates that its cash and cash equivalents, along with its restricted cash, together with the additional proceeds from the First Amendment to the Credit Agreement and additional proceeds raised under the Sales Agreement, combined with anticipated cash to be generated from new and existing customer agreements are expected to provide the Company with sufficient liquidity through fiscal year 2015. However, there can be no assurance that such cash from customer agreements will be available when needed. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Inventories

Inventories consist primarily of syringe components and include direct materials, direct labor and manufacturing overhead. Inventories are stated at the lower of cost or market, with cost determined using the first in, first out method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records the estimated impact in the periods in which they occur.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Fair Value Measurements

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

The Company has elected to measure its royalty liability at fair value in accordance with ASC 825, Financial Instruments. The fair value of the royalty liability is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses a methodology and assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis uses a discounted cash flow methodology under the income approach based on the present value sum of payments to be made in the future. The fair value of the royalty liability is estimated by applying a risk adjusted discount rate to the adjusted royalty revenue stream. These fair value estimates are most sensitive to changes in the payment stream.

Interest Expense

The Company recognizes interest expense in the statement of operations for all debt instruments using the effective interest method. The effective interest method is a method of calculating the amortized cost of a financial liability and of allocating the interest expense over the relevant period. The effective interest rate is the rate that exactly discounts the estimated future cash payments through the expected life of the financial instrument to the net carrying amount of the financial liability. The application of the method has the effect of recognizing expense payable on the instrument evenly in proportion to the amount outstanding over the period to maturity or repayment. In calculating the effective interest rate, the Company estimates cash flows considering all contractual terms of the financial instrument, including fees for early redemption and all other premiums and discounts.

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

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The guidance requires an entity to perform a going concern assessment by evaluating its ability to meet its obligations for a look-forward period of one year from the financial statement issuance date. Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial disclosures; however, as the guidance only impacts disclosure, the adoption of this guidance is not expected to have any impact on the Company’s financial condition, results of operations and cash flows.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $1.9 million and $2.6 million during the three months ended September 30, 2014 and 2013, respectively.

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

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of September 30, 2014 were valued at $0.005 per option, which is being expensed ratably over the vesting period of each tranche, which is less than 0.5 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

The following is a summary of activity related to stock options held by employees and directors during the three months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2014	3,922,411	$4.73

Outstanding as of September 30, 2014	3,922,411	$4.73	4.9	$6

Exercisable as of September 30, 2014	2,060,907	$4.54	5.3	$4

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the three months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of July 1, 2014	2,050,003	$4.85

Outstanding as of September 30, 2014	2,050,003	$4.85	1.2	$45

Exercisable as of September 30, 2014	1,050,003	$4.20	2.0	$45

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 was $0 and $1.8 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the three months ended September 30, 2013. There were no options granted during the three months ended September 30, 2014:

Three Months Ended September 30, 2013
Number of stock options granted	300,000
Expected dividend yield	0%
Risk-free interest rate	1.54%
Expected volatility	55%
Expected life (in years)	5.0

The fair value of each stock option was estimated at the grant date using the Black-Scholes option pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. Due to the Company’s limited Nasdaq trading history, the expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Securities Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock issued to employees and directors is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term unless a reasonable alternate term is estimated by management. The expected term of the options to purchase common stock issued to consultants and service providers is based on the contractual term of the awards.

Restricted Stock

The Company has granted shares of restricted stock to certain employees, directors and consultants under the Stock Incentive Plan. During the period prior to vesting, the holder of the non-vested restricted stock will have the right to vote and the right to receive all dividends and other distributions declared. All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following is a summary of activity related to restricted stock awards during the three months ended September 30, 2014:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2014	2,436,061	$3.42
Granted	125,000	2.24
Vested	(31,250)	4.02
Cancelled	(20,000)	3.95

Unvested as of September 30, 2014	2,509,811	$3.35

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2014	June 30, 2014
	(in thousands)
Building	$32,188	$32,188
Machinery and equipment	22,269	21,224
Computer software	2,741	2,675
Furniture and fixtures	613	610
Construction in progress	10,776	9,119
Land	2,036	2,036
Leasehold improvements	166	166

	70,789	68,018
Less: accumulated depreciation and amortization	(14,381)	(13,430)

Property, plant and equipment, net	$56,408	$54,588

Construction in progress as of September 30, 2014 consisted primarily of amounts incurred in connection with machinery and equipment including interest expense incurred during the construction phase of the related machinery and equipment. Interest capitalized during the three month period ended September 30, 2014 was $0.6 million.

6. Goodwill

The changes in the carrying amount of goodwill during the three months ended September 30, 2014 are as follows:

(in thousands)
Balance as of July 1, 2014	$11,830
Foreign currency translation	(843)

Balance as of September 30, 2014	$10,987

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	June 30, 2014
	(In thousands)
Accrued payroll and other employee related expenses	$3,499	$2,103
Accrued other	212	1,236

Total accrued expenses	$3,711	$3,339

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2014	June 30, 2014
	(In thousands)
10.25% Term loan, due March 2020	$33,849	$33,457
Royalty agreement liability	8,630	6,400
6.00% Mortgage loan, due December 2031	13,126	13,228
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,074	2,087
Other	234	276

	57,913	55,448
Less: current portion of long-term debt	591	613

Total long-term debt	$57,322	$54,835

Term Loan

On March 12, 2014, or the Closing Date, the Borrower entered into the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement to accelerate the funding of the two additional tranches pursuant to which it received the proceeds from the first $10 million tranche on October 1, 2014 and the proceeds from the second $10 million tranche on November 10, 2014.

The Loans bear interest at 9.25% per annum plus the greater of three-month LIBOR or 1.0%, payable in cash quarterly in arrears and as otherwise described in the Amended Credit Agreement. A default interest rate of 14.25% per annum plus the greater of three-month LIBOR or 1.0% shall apply during the existence of a default under the Amended Credit Agreement. The Loans will be interest-only until March 12, 2020 (the “Maturity Date”).

Unless the loan facility is otherwise terminated earlier pursuant to the terms of the Amended Credit Agreement, the Borrower is required to repay in full the unpaid principal amount of the Loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium on Maturity Date. The Borrower can make voluntary repayments at any time of any unpaid principal amount of the Loans, plus a 10.0% repayment premium. The Borrower must make mandatory prepayments in certain prescribed circumstances, including, without limitation, certain dispositions of assets and certain casualty events. In such events, the Borrower must prepay to Lender 100% of the net cash proceeds received.

The obligations of the Borrower under the Amended Credit Agreement are guaranteed by the Company and each of its subsidiaries and the Amended Credit Agreement is secured by the assets of the Company and its subsidiaries. The security interests granted by Borrower, the Company, Unilife Cross Farm LLC (“Cross Farm”), Unilife Medical Solutions Limited (“USML”) and Unitract Syringe Pty Limited (“Unitract Syringe”) are evidenced by, among other things, the Pledge and Security Agreement, dated as of March 14, 2014, by the Borrower, the Company, Cross Farm, USML, and Unitract Syringe in favor of Lender, for itself and as agent for Royalty Opportunities S.A.R.L. (“ROS”), the Mortgage and Security Agreement, dated March 12, 2014, by and between Cross Farm and Lender, for itself and as agent of ROS, and the General Security Deed, dated as of March 12, 2014, by Unitract Syringe, USML, and the Company in favor of the Lender, for itself and as agent of ROS.

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year, maintaining minimum liquidity targets, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the OrbiMed Credit Agreement and the related security agreements. The Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

In connection with the Credit Agreement, the Borrower entered into a royalty agreement (the “Royalty Agreement”) with ROS which will entitle ROS to receive royalty payments. Concurrent with the First Amendment to the Credit Agreement, the Borrower entered into the First Amendment to the Royalty Agreement (“Amended Royalty Agreement”). Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay the Lender 3.875% on the first $50.0 million of net sales (on a cash receipts basis as defined in the Amended Credit Agreement) in each fiscal year, plus 1.500% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.375% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The lender has the right to exercise a put option upon the occurrence of an event of default upon which the Borrower would be required to pay the buyout amount under the Amended Royalty Agreement. The buy-out amount ranges from $9.75 million to $26.25 million (such amount to be determined based on when the buy-out or put option is exercised), less amounts previously paid by Borrower to Lender pursuant to the Amended Royalty Agreement. The Amended Royalty Agreement has a term commencing on the Closing Date and ending on the earlier of (i) the tenth anniversary of the Closing Date and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by the Borrower. As the Company has elected to value the Amended Royalty Agreement at fair value, the put option feature does not meet the criterion of ASC 815-15-25-1b and thus is not separated from the host contract and accounted for as a derivative instrument.

The Company determined that the Credit Agreement and the Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Closing Date, the Royalty liability was determined to have a fair value of $7.0 million and the Loan was allocated the remaining proceeds of $33.0 million. The Loan will be accreted to the face value over the loan term based on the effective interest rate. The Royalty liability will be adjusted to fair value on a quarterly basis. As of September 30, 2014, the fair value of the Royalty liability was $8.6 million.

There are cross-defaults in the OrbiMed Amended Credit Agreement, Metro Bank Loan and Keystone/CFA Loan, so that a default under one agreement could trigger a default under the others. Metro Bank, the Lender under the OrbiMed Amended Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.

Mortgage Loan

In October 2010, Cross Farm entered into the Loan Agreement with Metro Bank, pursuant to which Metro Bank provided Cross Farm with two mortgage loans in the amounts of $14.25 million (“First Mortgage”) and $3.75 million (“Second Mortgage”). The proceeds received were used to finance the purchase of land and construction of the Company’s corporate headquarters and manufacturing facility in York, Pennsylvania. In connection with the Credit Agreement, the Company entered into the Metro Bank Amendment pursuant to which the Second Mortgage due October 2020 was repaid. Cross Farm is paying principal and interest on the First Mortgage, with interest at a fixed rate of 6.00%.

The Original Metro Loan Document contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the Original Metro Loan Documents allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of September 30, 2014. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from September 30, 2014. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given Metro Bank a lien on the building and real estate and the debt service reserve account.

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

9. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2014	2013
	(In thousands, except share and per share data)
Numerator
Net loss	$(22,262)	$(11,244)
Denominator
Weighted average number of shares used to compute basic net loss per share	105,049,820	93,833,603
Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted net loss per share	105,049,820	93,833,603

Basic and diluted net loss per share	$(0.21)	$(0.12)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 2,402,052 and 3,147,851 were excluded from the calculation of basic and diluted net loss per share during the three months ended September 30, 2014 and 2013, respectively.

In addition, stock options (non-participating securities) totaling 3,663,407 and 6,283,164 during the three months ended September 30, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2014 and 2013, these shares would have had an effect of 48,009 and 495,572 diluted shares, respectively, for purposes of calculating diluted net loss per share.

10. Contingencies

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or not probable that an unfavorable outcome will result.

On September 7, 2012, the Company received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the U.S. Occupational Safety and Health Administration (OSHA) in November 2012. The Company and various third parties have investigated the allegations made by Mr. Smith and have determined that his allegations are without merit. The Company believes the allegations made by Mr. Smith against it are in retaliation for his “for cause” termination and defended itself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a civil complaint in the United States District Court for the Eastern District of Pennsylvania on August 30, 2013 and an amended complaint on March 5, 2014 against the Company and various officers of the Company. OSHA accordingly dismissed the OSHA matter without a final determination. The complaint filed in the District Court makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim. To the extent that the allegations made by Mr. Smith in the District Court are nearly identical to those made in his OSHA complaint, the Company and various third parties have investigated his allegations previously and have determined that the allegations are without merit, and the Company intends to defend itself vigorously in the District Court action. After Mr. Smith disclosed a violation of the Pennsylvania Wire Tapping and Electronic Surveillance Control Act (PA Wiretapping Act) during the pendency of discovery in the District Court action, on June 20, 2014 the Company filed counterclaims against Mr. Smith for his violation of the PA Wiretapping Act. The District Court action is currently in discovery.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

11. Revenue

The Company recognized $1.4 million and $3.2 million of revenue during the three months ended September 30, 2014 and 2013, respectively.

During the three months ended September 30, 2014 one customer accounted for 56% of consolidated revenue. During the three months ended September 30, 2013 two customers accounted for 71% and 28% of consolidated revenue, respectively.

During the three months ended September 30, 2014, the Company recognized $0.2 million in revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities.

During the three months ended September 30, 2014, the Company recognized $1.2 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services.

During the three months ended September 30, 2013, the Company recognized the final $2.3 million of revenue related to its licensing agreement with Sanofi, and the Company recognized $0.9 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services.

12. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2014		September 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Royalty agreement liability	$8,630	$8,630	$—	$—

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

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Royalty Agreement liability	$—	$—	$8,630	$8,630

The following table presents the changes in the fair value of the level 3 financial instruments for the three months ended September 30, 2014. There were no level 3 financial instruments for the three months ended September 30, 2013:

Royalty Agreement Liability
June 30, 2014	$6,400
Increase in royalty liability	2,230

September 30, 2014	$8,630

Following is a description of the valuation methodology used to measure the Royalty Agreement liability at fair value. There have been no changes in the methodology used during the three months ended September 30, 2014:

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

Key Factors Affecting Performance and Financial Condition

We have entered into several agreements with our customers including customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue in the three month period ended September 30, 2014. We also increased expenses during the three month period ended September 30, 2014 as a result of the acceleration of our investments in our manufacturing capacity and increased research and development efforts, both in response to increasing demand from our customers for our products and services.

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

Revenue

Our revenue is currently generated from customization, industrialization, licensing and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue the three month period ended September 30, 2014. We expect that product sales, which historically have not had a meaningful impact on our revenue, will begin to account for an increasing portion of our revenue as we increase commercial sales to customers during fiscal year 2015 and beyond.

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

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	(in thousands, except per share data)
Revenue	$1,380	$3,187
Research and development	10,976	6,399
Selling, general and administrative	8,200	6,520
Depreciation and amortization	1,100	1,042

Total operating expenses	20,276	13,961

Operating loss	(18,896)	(10,774)
Interest expense	1,109	480
Interest income	(3)	(6)
Change in fair value of financial instruments	2,230	—
Other expense (income)	30	(4)

Net loss	$(22,262)	$(11,244)

Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.12)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue. Revenue decreased by $1.8 million or 57%. During the three months ended September 30, 2014, we recognized approximately $0.2 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the three months ended September 30, 2014, we recognized $1.2 million in revenue related to services rendered on a time and materials basis pursuant to customer agreements to provide various customization and development services. During the three month period ended September 30, 2013, we recognized $2.3 million of revenue related to our former agreement with Sanofi and $0.9 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. We expect future revenue to continue to increase as we deliver under the customer agreements we have previously entered into and from additional customer agreements that we expect to enter into in future periods.

Research and development expenses. Research and development expenses increased by $4.6 million or 71.5% primarily due to increased payroll and related costs of $1.7 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $2.4 million, and increased third party contracting costs of $0.5 million related to customer programs. The increased investment in research and development during the current period is related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts. We expect to continue our investment in research and development as we service existing customers and enter into additional customer agreements in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.7 million or 25.8% primarily due to increased legal and professional fees of $1.1 million, increased payroll and related costs of $0.6 million and increased other administrative costs of $0.5 million, partially offset by decreased share-based compensation expense of $0.5 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.1 million or 5.6% primarily as a result of additional equipment placed in service during the current period.

Interest expense. Interest expense increased by $0.6 million or 131.0% primarily as a result of the Credit Agreement which we entered into during March 2014.

Change in fair value of financial instruments. Change in fair value of financial instruments increased by $2.2 million in the current quarter. The increase is related to the change in the fair value of the Royalty liability in connection with the OrbiMed financing which is revalued each quarter and is a result of the amendment entered into on September 30, 2014 which accelerated the second and third tranches of $10 million each in exchange for an increase in the royalty payments to be made over the term of the debt.

Net loss and net loss per share. Net loss during the three months ended September 30, 2014 and 2013 was $22.3 million and $11.2 million, respectively. Basic and diluted net loss per share was $0.21 and $0.12, respectively, on weighted average shares outstanding of 105,049,820 and 93,833,603. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our February 2013 equity financing as well as shares issued under the Sales Agreement during the current period as well as during fiscal year 2014.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. As of September 30, 2014, cash and cash equivalents were $4.2 million, restricted cash was $2.1 million and our long-term debt was $57.9 million. As of June 30, 2014, cash and cash equivalents were $8.4 million, restricted cash was $2.4 million and our long-term debt was $55.4 million. The restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank.

On March 12, 2014, we entered into the Credit Agreement with an affiliate of OrbiMed Advisors (“Lender”). Under the terms of the credit agreement, the Lender agreed to provide term loans to us in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million have been committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014 we entered into a First Amendment to the Credit Agreement pursuant to which we received the proceeds from the first $10 million tranche on October 1, 2014 and the proceeds from the second $10 million tranche on November 10, 2014. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains certain covenants relating to financial performance, liquidity targets among others.

Concurrent with the First Amendment to the Credit Agreement, we entered into the First Amendment to the Royalty Agreement. Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay the Lender 3.875% on the first $50.0 million of net sales in each fiscal year, plus 1.500% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.375% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from $9.75 million to $26.25 million (such amount to be determined based on when the buy-out option is exercised), less amounts previously paid by Borrower to Lender pursuant to the Amended Royalty Agreement.

During October 2012, we entered into the Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the three months ended September 30, 2014, we issued 5,808,800 shares of common stock and raised approximately $12.4 million under the Sales Agreement, which was the full remaining amount available for sale under the Sales Agreement. As a result, we have completed use of the full facility available under the Sales Agreement.

We have incurred losses from operations during the year ended June 30, 2014 and three months ended September 30, 2014 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers.

We continue to have discussions with current and prospective customers for many active programs in our commercial pipeline and have executed several agreements featuring a combination of revenue streams, including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments. We expect to continue to execute agreements and generate additional cash payments during the remainder of fiscal year 2015. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant amount of time to negotiate and finalize. We estimate that our cash and cash equivalents of $4.2 million as of September 30, 2014, along with our $2.1 million of restricted cash, together with the additional proceeds from the First Amendment to the Credit Agreement and additional proceeds raised under the Sales Agreement as well as the anticipated cash receipts from customers is sufficient to sustain planned operations through fiscal 2015. However, there can be no assurance that such cash from customer agreements will be available when needed.

The following table summarizes our cash flows during the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(13,107)	$(9,414)
Investing activities	(3,594)	(1,166)
Financing activities	12,556	12,228

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended September 30, 2014 was $13.1 million compared to $9.4 million during the three months ended September 30, 2013. The increase in net cash used in operating activities was primarily due to the increase in net loss of $11.0 million partially offset by an increase in non-cash items of $4.8 million as well as the change in working capital of $2.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended September 30, 2014 and 2013 was $3.6 million and $1.2 million respectively. This increase was primarily a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2014 was $12.6 million compared to $12.2 million during the three months ended September 30, 2013.

During the three months ended September 30, 2014, we received $12.4 million of proceeds in connection with our public offering of common stock under the Sales Agreement partially offset by $0.2 million in principal debt repayments.

During the three months ended September 30, 2013, we received $10.7 million of proceeds in connection with our public offering of common stock under the Sales Agreement and $2.2 million from the exercise of stock options, partially offset by principal debt repayments of $1.1 million.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$123,437	$7,603	$15,150	$15,116	$85,568
Operating leases	8,717	850	2,438	2,497	2,932
Purchase obligations	19,461	19,461	—	—	—

Total contractual obligations	$151,615	$27,914	$17,588	$17,613	$88,500

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

Item 5. Other Information

On November 6, 2014, we entered into an Employment Agreement (the “Agreement”) with Mark V. Iampietro. The Agreement extends Mr. Iampietro’s employment with us as our Vice President, Corporate Quality and Regulatory Affairs and Chief Compliance Officer through December 31, 2018 and is subject to annual renewals thereafter. The Agreement sets forth Mr. Iampietro’s annual base salary of $242,000 and an annual target cash bonus opportunity of 35% of his base salary.

The Agreement further provides that, if Mr. Iampietro’s employment is terminated by us without “cause” (including a termination of employment due to the Company’s election not to renew the term of the Agreement), he will be entitled to: (i) continuation of base salary and group health benefits for a period of 12 months, (ii) payment of an amount, payable in equal installments over a 12 month period, equal to the greater of the annual bonus paid to him for the preceding year or his target bonus for the year of termination, and (iii) accelerated vesting of all outstanding equity awards. If Mr. Iampietro’s employment is terminated by us without cause (including a termination of employment due to the Company’s election not to renew the term of the Agreement) upon or within 12 months following a “change in control” (as defined in the Agreement), in lieu of the severance benefits described above, Mr. Iampietro will be entitled to: (i) continuation of base salary and group health benefits for 18 months and (ii) payment of a lump-sum amount equal to the greater of the annual bonus paid to him for the preceding year or his target bonus for the year of termination. In addition, upon the occurrence of a change in control, all outstanding equity awards held by Mr. Iampietro will then become fully vested. All severance benefits payable under the Agreement will be conditioned on Mr. Iampietro’s execution of a release of claims against us. The Agreement also contains customary indemnification provisions and restrictive covenants.

The description of the Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3, and is incorporated herein by reference.

On November 10, 2014, pursuant to and subject to the terms of the Amended Credit Agreement, the Lender issued a third and final tranche loan of $10.0 million. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions).

The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains the following minimum cash receipts covenants: (i) $20.0 million for the calendar year ended December 31, 2014; (ii) $54.1 million for the calendar year ended December 31, 2015; (iii) $67.4 million for the calendar year ended December 31, 2016; (iv) $78.4 million for the calendar year ended December 31, 2017; (v) $84.0 for the calendar year ended December 31, 2018; and (vi) $84.0 for the calendar year ended December 31, 2019. The minimum cash receipts for the six months ended June 30, 2015 must also not be less than $20.0 million.

We received net proceeds of approximately $10.0 million following payment of certain fees and expenses in connection with these transactions.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	First Amendment to the Credit Agreement, dated as of September 30, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP.	X

10.2	First Amendment Royalty Agreement, dated as of September 30, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.	X

10.3	Employment Agreement dated as of November 6, 2014 by and between Unilife Corporation and Mark V. Iampietro

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014	UNILIFE CORPORATION

	By:	/s/ Dennis P. Pyers
Dennis P. Pyers
Interim Chief Financial Officer (Duly Authorized Officer & Principal Financial Officer)