Form 10-Q
period 2014-12-31
Unilife Corp
filed 2015-02-09
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 6, 2015, 128,833,879 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31, 2014	June 30, 2014
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$8,448	$8,368
Restricted cash	2,400	2,400
Accounts receivable	4,194	1,860
Inventories	165	142
Prepaid expenses and other current assets	969	1,108

Total current assets	16,176	13,878
Property, plant and equipment, net	58,594	54,588
Goodwill	10,294	11,830
Other assets	1,362	1,472

Total assets	$86,426	$81,768

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,847	$3,583
Accrued expenses	4,134	3,339
Current portion of long-term debt	974	613
Deferred revenue	2,824	717

Total current liabilities	13,779	8,252
Long-term debt, less current portion	78,278	54,835
Deferred revenue	14,300	12,550

Total liabilities	106,357	75,637

Contingencies (Note 10)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2014; none issued or outstanding as of December 31, 2014 and June 30, 2014	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of December 31, 2014; 116,252,549 and 103,617,278 shares issued, and 116,223,879 and 103,588,608 shares outstanding as of December 31, 2014 and June 30, 2014, respectively	1,163	1,036
Additional paid-in-capital	313,171	296,169
Accumulated deficit	(335,380)	(293,731)
Accumulated other comprehensive income	1,255	2,797
Treasury stock, at cost, 28,670 shares as of December 31, 2014 and June 30, 2014, respectively	(140)	(140)

Total stockholders’ (deficit) equity	(19,931)	6,131

Total liabilities and stockholders’ equity	$86,426	$81,768

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue	$5,403	$3,573	$6,783	$6,760

Research and development	11,309	7,807	22,285	14,206
Selling, general and administrative	9,508	6,703	17,708	13,223
Depreciation and amortization	1,253	1,000	2,353	2,042

Total operating expenses	22,070	15,510	42,346	29,471

Operating loss	(16,667)	(11,937)	(35,563)	(22,711)
Interest expense	1,805	4,351	2,914	4,831
Change in fair value of financial instruments	940	—	3,170	—
Other (income) expense, net	(25)	(5)	2	(15)

Net loss	(19,387)	(16,283)	(41,649)	(27,527)
Other comprehensive loss, net:
Foreign currency translation	707	543	1,542	282

Comprehensive loss	$(20,094)	$(16,826)	$(43,191)	$(27,809)

Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.39)	$(0.29)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ (Deficit) Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock	Total
	Shares	Amount	Capital	Deficit	Income
	(In thousands, except share data)
Balance as of July 1, 2014	103,617,278	$1,036	$296,169	$(293,731)	$2,797	$(140)	$6,131
Net loss	—	—	—	(41,649)	—	—	(41,649)
Foreign currency translation	—	—	—	—	(1,542)	—	(1,542)
Share-based compensation expense	6,826,471	68	4,660	—	—	—	4,728
Issuance of common stock from public offerings, net of issuance costs	5,808,800	59	12,342	—	—	—	12,401

Balance as of December 31, 2014	116,252,549	$1,163	$313,171	$(335,380)	$1,255	$(140)	$(19,931)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(41,649)	$(27,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,353	2,042
Share-based compensation expense	4,728	5,271
Recognition of deferred revenue	(125)	(3,187)
Non-cash interest expense	782	3,610
Change in fair value of financial instruments	3,170	—
Changes in assets and liabilities:
Accounts receivable	(2,260)	(1,851)
Inventories	(23)	16
Prepaid expenses and other current assets	139	71
Other assets	71	2
Accounts payable	2,243	(658)
Accrued expenses	1,634	1,211
Deferred revenue	3,908	10,000

Net cash used in operating activities	(25,029)	(11,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,920)	(1,798)

Net cash used in investing activities	(6,920)	(1,798)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(315)	(1,661)
Proceeds from issuance of long-term debt	20,000	—
Proceeds from the issuance of common stock, net of issuance costs	12,401	10,668
Proceeds from the exercise of options to purchase common stock	—	2,305
Payment of financing costs	(52)	—

Net cash provided by financing activities	32,034	11,312
Effect of exchange rate changes on cash	(5)	64

Net increase (decrease) in cash and cash equivalents	80	(1,422)
Cash and cash equivalents at beginning of period	8,368	5,736

Cash and cash equivalents at end of period	$8,448	$4,314

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$281	$59

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

2. Liquidity

The Company has incurred recurring losses from operations during the fiscal year ended June 30, 2014, and the six months ended December 31, 2014, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

In February 2015, the Company issued 12,650,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering for investments in its plant, equipment, systems and personnel to further develop its manufacturing and operational capabilities to satisfy current and future customer orders and for working capital and other general corporate purposes.

On March 12, 2014 (the “Closing Date”), Unilife Medical Solutions, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with ROS Acquisition Offshore LP (together with its affiliates, successors, transferees and assignees, the “Lender” or ROS), an affiliate of OrbiMed Advisors. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million (collectively, the “Loans”) were committed by the Lender. On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement (“Amended Credit Agreement”) pursuant to which it received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains certain covenants relating to financial performance and liquidity targets among others.

Concurrent with the First Amendment to the Credit Agreement, the Borrower entered into the First Amendment to the Royalty Agreement. Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay the Lender 3.875% on the first $50.0 million of net sales in each fiscal year, plus 1.500% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.375% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buyout the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from $9.75 million to $26.25 million (such amount to be determined based on when the buy-out option is exercised), less amounts previously paid by Borrower to Lender pursuant to the Amended Royalty Agreement.

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”) pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the six months ended December 31, 2014, the Company issued 5,808,800 shares of common stock and raised approximately $12.4 million under the Sales Agreement, which was the full remaining amount available for sale under the Sales Agreement. As a result, the Company has completed use of the facility available under the Sales Agreement.

The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams including exclusivity fees, device customization programs, and supply contracts that have begun to generate cash payments to the Company. The Company expects to continue to execute agreements and generate additional cash payments during the remainder of fiscal year 2015. Given the substantial size, complexity, and long-term duration of many of these prospective agreements, some can take a significant amount of time to negotiate and finalize.

The Company estimates that its cash and cash equivalents, along with its restricted cash, together with the additional proceeds from the First Amendment to the Credit Agreement, proceeds raised under the Sales Agreement, and additional proceeds raised from the underwritten registered public offering, combined with anticipated cash to be generated from new and existing customer agreements are expected to provide the Company with sufficient liquidity for the next 12 months. However, there can be no assurance that such cash from customer agreements will be available when needed. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales. The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized as services are rendered or upon achievement of the “at risk” substantive milestone events, which represent the culmination of the earnings process related to such events. Substantive milestones can include specific deliverables such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made as services are rendered or substantive milestones are achieved. Payment terms are considered to be standard commercial terms. Revenue is recognized when each substantive milestone has been achieved and the Company has no future performance obligations related to the substantive milestone. Fees for completed substantive milestones which are dependent upon customer acceptance for non-refundable payment or, if paid, are refundable pending customer acceptance are recognized upon customer acceptance and the termination of refund rights.

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

Interest Expense

The Company recognizes interest expense in the consolidated statement of operations and comprehensive loss for all debt instruments using the effective interest method. The effective interest method is a method of calculating the amortized cost of a financial liability and of allocating the interest expense over the relevant period. The effective interest rate is the rate that exactly discounts the estimated future cash payments through the expected life of the financial instrument to the net carrying amount of the financial liability. The application of the method has the effect of recognizing expense payable on the instrument evenly in proportion to the amount outstanding over the period to maturity or repayment. In calculating the effective interest rate, the Company estimates cash flows considering all contractual terms of the financial instrument, including fees for early redemption and all other premiums and discounts.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective for the Company, July 1, 2017. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $2.8 million and $2.6 million during the three months ended December 31, 2014 and 2013, respectively and $4.7 million and $5.3 million during the six months ended December 31, 2014 and 2013, respectively.

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

In November 2009, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan initially provided for a maximum of 6,000,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2012, and on each January 1st thereafter, through January 1, 2014, the share reserve automatically adjusted so that it was equals to 17.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.

In November 2014 the Stock Incentive Plan was amended and restated (the “Amended and Restated 2009 Stock Incentive Plan” or “Amended Stock Plan”) to change how the number of shares of common stock that may be issued under the Amended Stock Plan is calculated to increase the number of shares of common stock available for issuance under the Amended Stock Plan by 10.0 million and to reapprove the Amended Stock Plan for purposes of refreshing the stockholder approval requirement.

In January 2010, the Company issued 1,000,000 options to purchase common stock to a consultant under the Stock Incentive Plan in consideration for various services to be performed for the Company. The options to purchase common stock are exercisable at A$6.33 per share and vest upon the trading price of the Company’s CHESS Depositary Interests reaching certain minimum levels on the Australian Securities Exchange, which range from A$1.75 to A$3.22 per share. The options are re-measured each reporting date and as of December 31, 2014 were valued at $0.005 per option, which is being expensed ratably over the vesting period of each tranche, which is less than 0.5 years. The options will be re-valued on a quarterly basis and marked to market until exercised.

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2014	3,922,411	$4.70
Canceled	(75,000)	$4.99

Outstanding as of December 31, 2014	3,847,411	$4.69	4.6	$549

Exercisable as of December 31, 2014	2,055,907	$4.48	5.1	$242

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2014	2,050,000	$4.67

Outstanding as of December 31, 2014	2,050,000	$4.67	0.9	$276

Exercisable as of December 31, 2014	1,050,000	$4.20	1.8	$276

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the six months ended December 31, 2014 and 2013 was $0 and $1.8 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the six months ended December 31, 2013:

Six Months Ended December 31, 2013
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

On November 13, 2014, the shareholders approved the issuance of 4,000,000 shares of restricted stock to the Company’s Chairman and Chief Executive Officer. The restricted stock was granted on November 14, 2014 and is subject to performance-based vesting and also contains service-based clawback provisions. The performance-based vesting will become satisfied based upon the trading price of the Company’s common stock reaching certain minimum levels on NASDAQ for a minimum of 20 out of 30 consecutive trading days, which range from $6.00 to $12.00 per share. The restricted stock was valued at $1.885 per share on the grant date using a Monte Carlo simulation model which is being expensed ratably over the projected vesting period, which is approximately 2.6 years. The restricted stock would be forfeited to the extent not vested on the fifth anniversary of the grant date. In addition, if prior to the fourth anniversary of the grant date he resigns from employment or is terminated for cause, a specified percentage of the previously vested shares would be required to be returned, which ranges from 100% prior to the first anniversary of the grant date to 25%, on or after the third anniversary of the grant date.

The following is a summary of activity related to restricted stock awards during the six months ended December 31, 2014:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2014	2,436,061	$3.42
Granted	6,375,000	2.43
Vested	(421,333)	3.30
Cancelled	(93,125)	3.31

Unvested as of December 31, 2014	8,296,603	$2.67

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	December 31, 2014	June 30, 2014
	(in thousands)
Building	$32,188	$32,188
Machinery and equipment	23,761	21,224
Computer software	2,775	2,675
Furniture and fixtures	613	610
Construction in progress	12,550	9,119
Land	2,036	2,036
Leasehold improvements	170	166

	74,093	68,018
Less: accumulated depreciation and amortization	(15,499)	(13,430)

Property, plant and equipment, net	$58,594	$54,588

Construction in progress as of December 31, 2014 consisted primarily of amounts incurred in connection with machinery and equipment including interest expense incurred during the construction phase of the related machinery and equipment. Interest capitalized during the three and six month periods ended December 31, 2014 was $0.4 million and $1.0 million, respectively.

6. Goodwill

The changes in the carrying amount of goodwill during the six months ended December 31, 2014 are as follows:

(in thousands)
Balance as of July 1, 2014	$11,830
Foreign currency translation	(1,536)

Balance as of December 31, 2014	$10,294

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2014	June 30, 2014
	(In thousands)
Accrued payroll and other employee related expenses	$3,689	$2,103
Accrued other	445	1,236

Total accrued expenses	$4,134	$3,339

8. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2014	June 30, 2014
	(In thousands)
10.25% Term loan, due March 2020	$54,406	$33,457
Royalty agreement liability	9,570	6,400
6.00% Mortgage loan, due December 2031	13,023	13,228
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,061	2,087
Other	192	276

	79,252	55,448
Less: current portion of long-term debt	974	613

Total long-term debt	$78,278	$54,835

Term Loan

On March 12, 2014, or the Closing Date, the Borrower entered into the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement to accelerate the funding of the two additional tranches pursuant to which it received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014.

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

The Company determined that the Credit Agreement and the Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Closing Date, the Royalty liability was determined to have a fair value of $7.0 million and the Loan was allocated the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during the three months ended December 31, 2014 was reflected as incremental debt. The Loan will be accreted to the face value over the loan term based on the effective interest rate. The Royalty liability will be adjusted to fair value on a quarterly basis. As of December 31, 2014, the fair value of the Royalty liability was $9.6 million.

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

The Original Metro Loan Document contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the Original Metro Loan Documents allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of December 31, 2014. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from December 31, 2014. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given Metro Bank a lien on the building and real estate and the debt service reserve account.

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

9. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Numerator

Net loss	$(19,387)	$(16,283)	$(41,649)	$(27,527)

Denominator
Weighted average number of shares used to compute basic net loss per share	107,577,451	97,868,961	106,314,859	95,851,282

Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	107,577,451	97,868,961	106,314,859	95,851,282

Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.39)	$(0.29)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 5,501,578 and 2,612,449 were excluded from the calculation of basic and diluted net loss per share during the three months ended December 31, 2014 and 2013, respectively and unvested shares of restricted stock (participating securities) totaling 3,951,815 and 2,880,150 were excluded from the calculation of basic and diluted net loss per share during the six months ended December 31, 2014 and 2013, respectively.

In addition, stock options (non-participating securities) totaling 3,663,407 and 5,244,095 during the three months ended December 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 3,663,407 and 5,763,630 during the six months ended December 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2014 and 2013, these shares would have had an effect of 99,609 and 207,119 diluted shares, respectively, for purposes of calculating diluted net loss per share. Had the Company reported net income during the six months ended December 31, 2014 and 2013, these shares would have had an effect of 73,809 and 351,346 diluted shares, respectively, for purposes of calculating diluted net loss per share.

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

11. Revenue

The Company recognized $5.4 million and $3.6 million of revenue during the three months ended December 31, 2014 and 2013, respectively. The Company recognized $6.8 million and $6.8 million of revenue during the six months ended December 31, 2014 and 2013, respectively.

During the three months ended December 31, 2014 two customers accounted for 60% and 28% of consolidated revenue, respectively. During the three months ended December 31, 2013 four customers accounted for 32%, 27%, 23% and 14% of consolidated revenue, respectively. During the six months ended December 31, 2014 two customers accounted for 48% and 34% of consolidated revenue, respectively. During the six months ended December 31, 2013 four customers accounted for 33%, 27%, 17% and 12% of consolidated revenue, respectively.

During the three and six months ended December 31, 2014, the Company recognized $3.0 million and $3.2 million, respectively, in revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities.

During the three and six months ended December 31, 2014, the Company recognized $2.4 million and $3.6 million, respectively, in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

During both the three and six months ended December 31, 2013, the Company recognized $2.6 million in revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities.

During the three and six months ended December 31, 2013, the Company recognized $1.0 million and $1.9 million, respectively, in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. During the six months ended December 31, 2013, the Company recognized the final $2.3 million of revenue related to its licensing agreement with Sanofi.

12. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Royalty agreement liability	$9,570	$9,570	$—	$—

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Royalty Agreement liability	$—	$—	$9,570	$9,570

The following table presents the changes in the fair value of the level 3 financial instruments for the six months ended December 31, 2014. There were no level 3 financial instruments for the six months ended December 31, 2013:

Royalty Agreement Liability
June 30, 2014	$6,400
Increase in royalty liability	3,170

December 31, 2014	$9,570

Following is a description of the valuation methodology used to measure the Royalty Agreement liability at fair value. There have been no changes in the methodology used during the six months ended December 31, 2014:

The fair value is based on a discounted cash flow methodology under the income approach based on the present value sum of payments expected to be made in the future. The fair value is estimated by applying a risk adjusted discount rate to the expected royalty payment stream. These fair value estimates are most sensitive to changes in the payment stream.

13. Subsequent Event

In February 2015, the Company issued 12,650,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering for investments in its plant, equipment, systems and personnel to further develop its manufacturing and operational capabilities to satisfy current and future customer orders and for working capital and other general corporate purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unilife Corporation:

We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2014, the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2014 and 2013, the related consolidated statement of stockholders’ (deficit) equity for the six-month period ended December 31, 2014, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 15, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 2 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2014, and for the year then ended, discloses that the Company had incurred recurring losses from operations and has limited cash resources. Our auditors’ report on those consolidated financial statements dated September 15, 2014, includes an explanatory paragraph referring to the matters in note 2 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2014, and for the three- and six-month periods then ended, the Company has continued to incur losses from operations and has limited cash resources. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 9, 2015

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

Key Factors Affecting Performance and Financial Condition

We have entered into several agreements with our customers including customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three and six month periods ended December 31, 2014. We also increased expenses during the three and six month periods ended December 31, 2014 as a result of investments in expanding our manufacturing capacity and increased research and development efforts, both in response to increasing demand from our customers for our products and services.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. In recent years we have addressed our capital needs through the use of an “At-The-Market” equity offering, pursuant to which we, from time to time, issued and sold shares of common stock having an aggregate offering price of $45.0 million, customization, industrialization and development fees received from our customers, and our debt financing from an affiliate of OrbiMed Advisors, or OrbiMed, in March 2014. In February 2015, we issued 12,650,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering.

Revenue

Our revenue is currently generated from customization, industrialization, licensing and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue for the three and six month periods ended December 31, 2014. We expect that product sales, which historically have not had a meaningful impact on our revenue, will begin to account for an increasing portion of our revenue as we increase commercial sales to customers during the latter part of fiscal year 2015 and beyond.

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

Operating Expenses

Our operating expenses have increased primarily as a result of the increased research and development efforts, both in response to increasing demand from our customers for our products and services. We increased our cross-functional research and development teams of engineers and other staff that are dedicated to servicing existing and prospective customers. The increase in research and development costs also related to the costs of products and components supplied to existing and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of customer agreements.

Significant Developments in the Industry

We believe that recently signed customer contracts and future customer contracts expected to be signed with existing and prospective customers, as a result of ongoing discussions, will provide significant revenue growth in relation to prior periods. Known trends in the industry that we believe will have a material favorable impact on our revenue include a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery. There has been a marked shift in the product development activities of large customers toward biologic therapies, and the majority of therapies in the pipeline of large pharmaceutical and biotechnology companies are complex biologic therapies. The characteristics of many of these therapies (including, for example, large dose volumes and increased viscosity) necessitates administration by injection using innovative injectable drug delivery systems such as our products. We believe that we are well-positioned to meet what we expect to be a growing demand for innovative injectable drug delivery systems in light of the focus on biologic therapies. Concurrently with the shift toward biologic therapies is an emphasis towards patient self-administration. Patient self-administration is viewed as a growing trend in order to reduce demand pressure on the health-care system as well as reducing costs, especially for treatment of chronic illnesses. Devices suitable for self-administration of injectable therapies need to be safe and intuitive to use. We believe that many of our products, including prefilled syringes, drug reconstitution delivery systems, auto-injectors, and wearable injectors, are well suited for safe and intuitive patient self-administration of injectable therapies and that we will be able to meet the expected increase in demand for such products.

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

Basis of Presentation

Revenue

We derive revenue primarily from customization, industrialization and development programs with our customers. The agreements with our customers generally provide for fees to be paid to us for providing specific products or services. Certain of these agreements provide for fees to be paid upon completion of certain agreed-upon milestones. In instances where these milestones are substantive, we recognize revenue when these agreed-upon substantive milestones have been completed and there is no further performance obligation related to the substantive milestone. Certain of our agreements provide for fees to be paid for specific services to be rendered or the provision of certain deliverables and we recognize revenue upon completion of the related service or deliverable. Certain of our agreements provide for fees to be paid on an ongoing basis over the life of the agreement for agreed-upon services, and we recognize revenue ratably over the requisite service period. We also recognize revenue on certain agreements under the proportional performance method.

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

Net loss

Net loss includes the results from revenue recognized during the period after deducting all operating and non-operating expenses.

Results of Operations

The following table summarizes our results of operations for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenue	$5,403	$3,573	$6,783	$6,760
Research and development	11,309	7,807	22,285	14,206
Selling, general and administrative	9,508	6,703	17,708	13,223
Depreciation and amortization	1,253	1,000	2,353	2,042

Total operating expenses	22,070	15,510	42,346	29,471

Operating loss	(16,667)	(11,937)	(35,563)	(22,711)
Interest expense	1,805	4,351	2,914	4,831
Change in fair value of financial instruments	940	—	3,170	—
Other (income) expense, net	(25)	(5)	2	(15)

Net loss	$(19,387)	$(16,283)	$(41,649)	$(27,527)

Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.39)	$(0.29)

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenue. Revenue increased by $1.8 million or 51.2%. During the three months ended December 31, 2014, we recognized approximately $3.0 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the three months ended December 31, 2014, we recognized $2.4 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the three months ended December 31, 2013, we recognized approximately $2.6 million of revenue related to substantive milestones that were completed during the period and $1.0 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. We expect future revenue to continue to increase as we deliver under the customer agreements we have previously entered into and from additional customer agreements that we expect to enter into in future periods.

Research and development expenses. Research and development expenses increased by $3.5 million or 44.8% primarily due to increased payroll and related costs of $1.6 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $1.8 million, and increased third party contracting costs of $0.6 million related to customer programs, which was partially offset by lower share-based compensation expense of $0.5 million. The increased investment in research and development during the current period is related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts. We expect to continue our investment in research and development as we service existing customers and enter into additional customer agreements in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.8 million or 41.8% primarily due to increased legal and professional fees of $1.1 million, increased share-based compensation expense of $0.7 million, increased payroll and related costs of $0.5 million and increased other administrative costs of $0.5 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.3 million or 25.3% primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense decreased by $2.5 million or 58.5% primarily attributable to the settlement agreement with Varilease in the prior period of $3.9 million as well as $0.6 million as a result of debt which was refinanced and interest which was capitalized. These decreases were partially offset by interest on the OrbiMed financing of $2.0 million.

Change in fair value of financial instruments. Change in fair value of financial instruments increased by $0.9 million in the current quarter. The increase is related to the change in the fair value of the Royalty liability in connection with the OrbiMed financing which is revalued each quarter and is a result of the amendment entered into on September 30, 2014 which accelerated the second and third tranches of $10.0 million each in exchange for an increase in the royalty payments to be made over the term of the debt.

Net loss and net loss per share. Net loss during the three months ended December 31, 2014 and 2013 was $19.4 million and $16.3 million, respectively. Basic and diluted net loss per share was $0.18 and $0.17, respectively, on weighted average shares outstanding of 107,577,451 and 97,868,961. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the Sales Agreement.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenue. Revenue increased by less than $0.1 million. During the six months ended December 31, 2014, we recognized approximately $3.2 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the six months ended December 31, 2014, we recognized $3.6 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the six months ended December 31, 2013, we recognized approximately $2.6 million of revenue related to substantive milestones that were completed during the period and $1.9 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. Also during the six month period ended December 31, 2013, we recognized $2.3 million of revenue related to our former agreement with Sanofi.

Research and development expenses. Research and development expenses increased by $8.1 million or 56.9% primarily due to increased payroll and related costs of $3.3 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $4.4 million, and increased third party contracting costs of $1.1 million related to customer programs, which was partially offset by lower share-based compensation expense of $0.7 million. The increased investment in research and development during the current period is related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts. We expect to continue our investment in research and development as we service existing customers and enter into additional customer agreements in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.5 million or 33.9% primarily due to increased legal and professional fees of $2.2 million, increased payroll and related costs of $1.2 million, increased share-based compensation expense of $0.1 million and increased other administrative costs of $1.0 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.3 million or 15.2% primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense decreased by $1.9 million or 39.7% primarily attributable to the settlement agreement with Varilease in the prior year period of $3.9 million as well as $1.4 million as a result of debt which was refinanced and interest which was capitalized. These decreases were partially offset by interest on the OrbiMed financing of $3.4 million,

Change in fair value of financial instruments. Change in fair value of financial instruments increased by $3.2 million in the current period. The increase is related to the change in the fair value of the Royalty liability in connection with the OrbiMed financing which is revalued each quarter and is a result of the amendment entered into on September 30, 2014 which accelerated the second and third tranches of $10.0 million in exchange for an increase in the royalty payments to be made over the term of the debt.

Net loss and net loss per share. Net loss during the six months ended December 31, 2014 and 2013 was $41.6 million and $27.5 million, respectively. Basic and diluted net loss per share was $0.39 and $0.29, respectively, on weighted average shares outstanding of 106,314,859 and 95,851,282. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the Sales Agreement.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. As of December 31, 2014, cash and cash equivalents were $8.4 million, restricted cash was $2.4 million and our long-term debt was $79.3 million. As of June 30, 2014, cash and cash equivalents were $8.4 million, restricted cash was $2.4 million and our long-term debt was $55.4 million. The restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank.

On March 12, 2014, we entered into the Credit Agreement with an affiliate of OrbiMed Advisors (“Lender”). Under the terms of the Credit Agreement, the Lender agreed to provide term loans to us in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014 we entered into a First Amendment to the Credit Agreement pursuant to which we received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains certain covenants relating to financial performance, liquidity targets among others.

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

During October 2012, we entered into the Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the six months ended December 31, 2014, we issued 5,808,800 shares of common stock and raised approximately $12.4 million under the Sales Agreement, which was the full remaining amount available for sale under the Sales Agreement. As a result, we have completed use of the full facility available under the Sales Agreement.

In February 2015, we issued 12,650,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering.

We have incurred losses from operations during the year ended June 30, 2014 and six months ended December 31, 2014 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers.

We continue to have discussions with current and prospective customers for many active programs in our commercial pipeline and have executed several agreements featuring a combination of revenue streams, including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments. We expect to continue to execute agreements and generate additional cash payments during the remainder of fiscal year 2015. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant amount of time to negotiate and finalize. We estimate that our cash and cash equivalents of $8.4 million as of December 31, 2014, along with our $2.4 million of restricted cash, together with the additional proceeds raised under the underwritten registered public offering as well as the anticipated cash receipts from customers is sufficient to sustain planned operations for the next 12 months. However, there can be no assurance that such cash from customer agreements will be available when needed.

The following table summarizes our cash flows during the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,029)	$(11,000)
Investing activities	(6,920)	(1,798)
Financing activities	32,034	11,312

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended December 31, 2014 was $25.0 million compared to $11.0 million during the six months ended December 31, 2013. The increase in net cash used in operating activities was primarily due to the increase in net loss during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended December 31, 2014 and 2013 was $6.9 million and $1.8 million respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2014 was $32.0 million compared to $11.3 million during the six months ended December 31, 2013.

During the six months ended December 31, 2014, we received $20.0 million in aggregate proceeds from the two additional tranches under the Amended Credit Agreement with OrbiMed and $12.4 million of proceeds in connection with our public offering of common stock under the Sales Agreement which was partially offset by $0.3 million in principal debt repayments.

During the six months ended December 31, 2013, we received $10.7 million of proceeds in connection with our public offering of common stock under the Sales Agreement and $2.3 million from the exercise of stock options, which was partially offset by principal debt repayments of $1.7 million.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$134,230	$7,963	$15,126	$15,109	$96,032
Operating leases	8,670	1,099	2,450	2,509	2,612
Purchase obligations	21,276	21,276	—	—	—

Total contractual obligations	$164,176	$30,338	$17,576	$17,618	$98,644

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

Item 5. Other Information

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Form of Unilife Corporation Amended and Restated 2009 Stock Agreement	X

10.2	Form of Restricted Stock Notice and Agreement (US Directors)	X

10.3	Form of Restricted Stock Agreement (Australian Directors)	X

15	Awareness Letter of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

Exhibit No.	Description of Exhibit	Included Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2015	UNILIFE CORPORATION

	By:	/s/ Dennis P. Pyers
Dennis P. Pyers
Interim Chief Financial Officer