Form 10-Q
period 2015-03-31
Unilife Corp
filed 2015-05-11
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, 131,215,063 shares of the registrant’s common stock were outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2015	June 30, 2014
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$37,116	$8,368
Restricted cash	2,092	2,400
Accounts receivable	5,881	1,860
Inventories	137	142
Prepaid expenses and other current assets	968	1,108

Total current assets	46,194	13,878
Property, plant and equipment, net	62,031	54,588
Goodwill	9,726	11,830
Other assets	1,301	1,472

Total assets	$119,252	$81,768

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,397	$3,583
Accrued expenses	5,759	3,339
Current portion of long-term debt	904	613
Deferred revenue	5,778	717

Total current liabilities	16,838	8,252
Long-term debt, less current portion	79,136	54,835
Deferred revenue	19,050	12,550

Total liabilities	115,024	75,637

Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2015; none issued or outstanding as of March 31, 2015 and June 30, 2014	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of March 31, 2015; 131,293,733 and 103,617,278 shares issued, and 131,265,063 and 103,588,608 shares outstanding as of March 31, 2015 and June 30, 2014, respectively	1,313	1,036
Additional paid-in-capital	360,831	296,169
Accumulated deficit	(358,485)	(293,731)
Accumulated other comprehensive income	709	2,797
Treasury stock, at cost, 28,670 shares as of March 31, 2015 and June 30, 2014, respectively	(140)	(140)

Total stockholders’ equity	4,228	6,131

Total liabilities and stockholders’ equity	$119,252	$81,768

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$2,921	$1,383	$9,704	$8,143
Research and development	13,213	8,018	35,498	22,224
Selling, general and administrative	9,055	6,649	26,763	19,872
Depreciation and amortization	1,184	1,026	3,537	3,068

Total operating expenses	23,452	15,693	65,798	45,164

Operating loss	(20,531)	(14,310)	(56,094)	(37,021)
Interest expense	1,796	809	4,710	5,640
Change in fair value of financial instruments	783	—	3,953	—
Other income, net	(5)	(10)	(3)	(25)

Net loss	(23,105)	(15,109)	(64,754)	(42,636)
Other comprehensive loss, net:
Foreign currency translation	546	(429)	2,088	(147)

Comprehensive loss	$(23,651)	$(14,680)	$(66,842)	$(42,489)

Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.59)	$(0.44)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended March 31, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock	Total
	Shares	Amount	Capital	Deficit	Income
	(In thousands, except share data)
Balance as of July 1, 2014	103,617,278	$1,036	$296,169	$(293,731)	$2,797	$(140)	$6,131
Net loss	—	—	—	(64,754)	—	—	(64,754)
Foreign currency translation	—	—	—	—	(2,088)	—	(2,088)
Share-based compensation expense	9,217,655	92	7,713	—	—	—	7,805
Issuance of common stock from public offerings, net of issuance costs	18,458,800	185	56,949	—	—	—	57,134

Balance as of March 31, 2015	131,293,733	$1,313	$360,831	$(358,485)	$709	$(140)	$4,228

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(64,754)	$(42,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,537	3,068
Share-based compensation expense	7,805	6,875
Recognition of deferred revenue	(125)	(3,187)
Non-cash interest expense	1,339	3,610
Change in fair value of financial instruments	3,953	—
Changes in assets and liabilities:
Accounts receivable	203	137
Inventories	5	8
Prepaid expenses and other current assets	140	(268)
Other assets	87	(355)
Accounts payable	843	781
Accrued expenses	3,259	1,485
Deferred revenue	7,462	17,500

Net cash used in operating activities	(36,246)	(12,982)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,547)	(3,377)

Net cash used in investing activities	(11,547)	(3,377)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(464)	(11,061)
Payment of royalty liability	(403)	—
Proceeds from issuance of long-term debt	20,000	40,000
Proceeds from the issuance of common stock, net of issuance costs	57,134	16,856
Proceeds from the exercise of options to purchase common stock	—	2,534
Payment of financing costs	(52)	(487)
Decrease in restricted cash	308	392

Net cash provided by financing activities	76,523	48,234
Effect of exchange rate changes on cash	18	108

Net increase in cash and cash equivalents	28,748	31,983
Cash and cash equivalents at beginning of period	8,368	5,736

Cash and cash equivalents at end of period	$37,116	$37,719

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$125	$893

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable drugs, biologics and vaccines, or collectively injectable therapies, of its pharmaceutical and biotechnology customers. The Company has a broad portfolio of proprietary product platforms, including pre-filled syringes, drug reconstitution delivery systems, auto-injectors, wearable injectors, ocular delivery systems and other novel injectable drug delivery systems. Products within each platform are differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. The Company sells its products directly to pharmaceutical and biotechnology companies who incorporate them into the drug-device combination product that is supplied pre-filled and ready for administration by end-users such as health-care providers or patients. Products within each of the Company’s platforms can be customized to address specific customer, therapy, patient and/or commercial requirements.

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

2. Liquidity

The Company has continued to incur recurring losses from operations during the fiscal year ended June 30, 2014, and the nine months ended March 31, 2015, and anticipates incurring additional losses until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. Management has taken such steps delineated below to address its cash requirements.

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

On March 12, 2014 (the “Closing Date”), Unilife Medical Solutions, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with ROS Acquisition Offshore LP (together with its affiliates, successors, transferees and assignees, the “Lender” or ROS), an affiliate of OrbiMed Advisors. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million (collectively, the “Loans”) were committed by the Lender. On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement (“Amended Credit Agreement”) pursuant to which it received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains certain covenants relating to financial performance and liquidity targets, among others.

Concurrent with the First Amendment to the Credit Agreement, the Borrower entered into the First Amendment to the Royalty Agreement (“Amended Royalty Agreement”). Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay the Lender 3.875% on the first $50.0 million of net sales in each fiscal year, plus 1.500% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.375% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buy out the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from $9.75 million to $26.25 million (such amount to be determined based on when the buy-out option is exercised), less amounts previously paid by Borrower to Lender pursuant to the Amended Royalty Agreement.

In October 2012, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”) pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the nine months ended March 31, 2015, the Company issued 5,808,800 shares of common stock and raised approximately $12.4 million under the Sales Agreement, which was the full remaining amount available for sale under the Sales Agreement. As a result, the Company has completed use of the facility available under the Sales Agreement.

The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams including exclusivity fees, device customization programs, and supply contracts that have begun to generate cash payments to the Company. The Company expects to continue to execute agreements and generate additional cash payments during the fourth quarter of fiscal year 2015. Given the substantial size, complexity, and long-term duration of many of these prospective agreements, some can take a significant amount of time to negotiate and finalize.

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

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales. The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized as services are rendered or upon achievement of the “at risk” substantive milestone events, which represent the culmination of the earnings process related to such events. Substantive milestones can include specific deliverables such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made as services are rendered or substantive milestones are achieved. The Company considers whether a milestone is substantive at the inception of the agreement. The consideration earned from the achievement of a milestone must meet all of the following criteria to be considered substantive:

•	It is commensurate with either of the Company’s performance to achieve the milestone, or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone;

•	It relates solely to past performance; and

•	It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective for the Company, July 1, 2018. Early application is not permitted, but the standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method and is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation for Debt Issuance Costs”. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statement presentation and any disclosures.

4. Equity Transactions and Share-Based Compensation

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

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $3.1 million and $1.6 million during the three months ended March 31, 2015 and 2014, respectively and $7.8 million and $6.9 million during the nine months ended March 31, 2015 and 2014, respectively.

Stock Options and Warrants

The Company has granted stock options to certain employees and directors under the Employee Share Option Plan (the “Plan”). The Plan is designed to assist in the motivation and retention of employees and directors and to recognize the importance of employees and directors to the long-term performance and success of the Company. The Company has also granted stock options to certain service providers outside of the Plan. The majority of the options to purchase common stock vest on the anniversary of the date of grant, which ranges from one to three years. Additionally, certain stock options vest upon the closing price of the Company’s common stock reaching certain minimum levels, as defined in the agreements. Share-based compensation expense related to options granted to employees and directors is recognized on a straight-line method over the related vesting term. Share-based compensation expense related to options granted to service providers is recognized ratably over each vesting tranche of the options.

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

The following is a summary of activity related to stock options held by employees and directors during the nine months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2014	3,922,411	$4.67
Canceled	(97,436)	5.10
Expired	(1,134,000)	6.35

Outstanding as of March 31, 2015	2,690,975	3.95	6.3	$1,557

Exercisable as of March 31, 2015	2,003,471	$4.09	5.8	$996

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the nine months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2014	2,050,000	$4.53
Expired	(1,000,000)	4.87

Outstanding as of March 31, 2015	1,050,000	$4.20	1.5	$573

Exercisable as of March 31, 2015	1,050,000	$4.20	1.5	$573

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the nine months ended March 31, 2015 and 2014 was $0 and $1.9 million, respectively.

The Company used the following weighted average assumptions in calculating the fair value of options granted during the nine months ended March 31, 2014:

Nine Months Ended March 31, 2014
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

Restricted Stock

The Company has granted shares of restricted stock to certain employees, directors and consultants under the Amended Stock Incentive Plan. During the period prior to vesting, the holder of the non-vested restricted stock will have the right to vote and the right to receive all dividends and other distributions declared. All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share.

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

The following is a summary of activity related to restricted stock awards during the nine months ended March 31, 2015:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2014	2,436,061	$3.42
Granted	9,247,434	2.81
Vested	(612,446)	3.59
Cancelled	(214,375)	3.33

Unvested as of March 31, 2015	10,856,674	$2.90

5. Property, Plant and Equipment and Construction-in-Progress

Property, plant and equipment consist of the following:

	March 31, 2015	June 30, 2014
	(in thousands)
Building	$32,359	$32,188
Machinery and equipment	23,908	21,224
Computer software	2,832	2,675
Furniture and fixtures	613	610
Construction in progress	16,682	9,119
Land	2,036	2,036
Leasehold improvements	170	166

	78,600	68,018
Less: accumulated depreciation and amortization	(16,569)	(13,430)

Property, plant and equipment, net	$62,031	$54,588

Construction in progress as of March 31, 2015 consisted primarily of amounts incurred in connection with machinery and equipment including interest expense incurred during the construction phase of the related machinery and equipment. Interest capitalized during the three and nine month periods ended March 31, 2015 was $0.5 million and $1.5 million, respectively.

6. Goodwill

The changes in the carrying amount of goodwill during the nine months ended March 31, 2015 are as follows:

(in thousands)
Balance as of July 1, 2014	$11,830
Foreign currency translation	(2,104)

Balance as of March 31, 2015	$9,726

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	June 30, 2014
	(In thousands)
Accrued payroll and other employee related expenses	$4,537	$2,103
Accrued other	1,222	1,236

Total accrued expenses	$5,759	$3,339

8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2015	June 30, 2014
	(In thousands)
10.25% Term loan, due March 2020	$54,962	$33,457
Royalty agreement liability	9,950	6,400
6.00% Mortgage loan, due December 2031	12,918	13,228
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,047	2,087
Other	163	276

	80,040	55,448
Less: current portion of long-term debt	904	613

Total long-term debt	$79,136	$54,835

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

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year, as well as for the six-month period ending June 30, 2015, maintaining minimum liquidity targets, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the OrbiMed Credit Agreement and the related security agreements. The Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement. However, there can be no assurance that the Company will be able to maintain the minimum liquidity target or achieve the minimum cash revenue covenants during the 12-month period from March 31, 2015, including the cash revenue covenant for the six month period ending June 30, 2015.

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

The Company determined that the Credit Agreement and the Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Closing Date, the Royalty liability was determined to have a fair value of $7.0 million and the Loan was allocated the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during the three months ended December 31, 2014 was reflected as incremental debt. The Loan will be accreted to the face value over the loan term based on the effective interest rate. The Royalty liability will be adjusted to fair value on a quarterly basis. As of March 31, 2015, the fair value of the Royalty liability was $10.0 million.

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

The Original Metro Loan Document contains certain customary covenants, including the maintenance of a Debt Service Reserve Account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheet, which will remain in place until Cross Farm and Metro agree on the financial covenants. The terms of the Original Metro Loan Documents allow the Company to use the Debt Service Reserve Account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company is in compliance with its debt covenants as of March 31, 2015. However, there can be no assurance that the Company will be able to maintain the Debt Service Reserve Account balance for a period of 12 months from March 31, 2015. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given Metro Bank a lien on the building and real estate and the debt service reserve account.

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

9. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator

Net loss	$(23,105)	$(15,109)	$(64,754)	$(42,636)

Denominator
Weighted average number of shares used to compute basic net loss per share	115,821,411	100,007,135	109,319,142	97,135,688

Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	115,821,411	100,007,135	109,319,142	97,135,688

Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.59)	$(0.44)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 9,244,627 and 2,564,631 were excluded from the calculation of basic and diluted net loss per share during the three months ended March 31, 2015 and 2014, respectively, and unvested shares of restricted stock (participating securities) totaling 5,716,086 and 2,774,977 were excluded from the calculation of basic and diluted net loss per share during the nine months ended March 31, 2015 and 2014, respectively.

In addition, stock options (non-participating securities) totaling 3,461,911 and 3,429,685 during the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 3,596,242 and 4,985,648 during the nine months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended March 31, 2015 and 2014, these shares would have had an effect of 354,758 and 493,490 diluted shares, respectively, for purposes of calculating diluted net income per share. Had the Company reported net income during the nine months ended March 31, 2015 and 2014, these shares would have had an effect of 167,459 and 398,727 diluted shares, respectively, for purposes of calculating diluted net income per share.

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

On September 7, 2012, the Company received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by the Company, filed a complaint with the U.S. Occupational Safety and Health Administration (OSHA) in November 2012. The Company and various third parties have investigated the allegations made by Mr. Smith and have determined that his allegations are without merit. The Company believes the allegations made by Mr. Smith against it are in retaliation for his “for cause” termination and defended itself vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a civil complaint in the United States District Court for the Eastern District of Pennsylvania on August 30, 2013 and an amended complaint on March 5, 2014 against the Company and various officers of the Company. OSHA accordingly dismissed the OSHA matter without a final determination. The complaint filed in the District Court makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim. To the extent that the allegations made by Mr. Smith in the District Court are nearly identical to those made in his OSHA complaint, the Company and various third parties have investigated his allegations previously and have determined that the allegations are without merit, and the Company intends to defend itself vigorously in the District Court action. After Mr. Smith disclosed a violation of the Pennsylvania Wire Tapping and Electronic Surveillance Control Act (PA Wiretapping Act) during the pendency of discovery in the District Court action, on June 20, 2014 the Company filed counterclaims against Mr. Smith for his violation of the PA Wiretapping Act. Discovery has concluded and in February 2015 the Company filed its motions for summary judgment with the District Court, seeking entry of judgment in favor of the Company on the claims brought by Mr. Smith against the Company, and entry of judgment in favor of the Company on the claims brought by the Company against Mr. Smith. Those motions are currently pending before the District Court.

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

11. Revenue

The Company recognized $2.9 million and $1.4 million of revenue during the three months ended March 31, 2015 and 2014, respectively. The Company recognized $9.7 million and $8.1 million of revenue during the nine months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 three customers accounted for 31%, 28% and 19% of consolidated revenue, respectively. During the three months ended March 31, 2014 two customers accounted for 57%, and 16% of consolidated revenue, respectively. During the nine months ended March 31, 2015 two customers accounted for 42% and 33% of consolidated revenue, respectively. During the nine months ended March 31, 2014 four customers accounted for 32%, 29%, 16% and 10% of consolidated revenue, respectively.

During the three and nine months ended March 31, 2015, the Company recognized $0.6 million and $3.7 million of revenue, respectively, related to substantive milestones, as follows:

The Company recognized $0.0 million and $2.3 million of revenue during the three and nine months ended March 31, 2015, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the respective periods. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and is being recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the nine months ended March 31, 2015 are as follows:

•	$0.4 million for development and delivery of a detailed project plan and a failure mode and effects analysis report;

•	$0.4 million for development and delivery of a report on preliminary product requirements and a risk management plan; and

•	$1.5 million for development and delivery of human factor stimuli and related supporting documents.

The remaining substantive milestones as of March 31, 2015 were as follows:

•	$0.4 million for development and delivery of additional human factor stimuli;

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements; and

•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

The Company recognized $0.5 million and $0.9 million of revenue during the three and nine months ended March 31, 2015, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that was completed and accepted during the respective periods. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.45 million was determined to be non-substantive and is being recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and nine months ended March 31, 2015 are as follows:

•	$0.5 million for development and delivery of a report on device design options as well as potential manufacturing and assembly processes; and

•	$0.5 million for development and delivery of product samples and related supporting documents.

The remaining substantive milestone as of March 31, 2015 was as follows:

•	$0.2 million for development and delivery of a summary report related to testing and documentation activities.

The Company recognized $0.1 million and $0.3 million of revenue during the three and nine months ended March 31, 2015, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the respective periods. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and nine months ended March 31, 2015 are as follows:

•	$0.1 million for development and delivery of a report related to human factor studies and quality requirements;

•	$0.1 million for development and delivery of devices for compatibility and stability functional testing and related reporting; and

•	$0.1 million for development and delivery of devices for human factor study and related reporting.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.0 million and $0.2 million of revenue during the three and nine months ended March 31, 2015, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the respective periods. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the nine months ended March 31, 2015 are as follows:

•	$0.1 million for development of customized devices for testing; and

•	$0.1 million for development and delivery of testing activities and related reporting.

There are no remaining substantive milestones under this agreement.

During the three and nine months ended March 31, 2015, the Company recognized $2.3 million and $6.0 million, respectively, in revenue related to services rendered on a time and materials basis, proportional performance method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

During the three and nine months ended March 31, 2014, the Company recognized $0.4 million and $2.9 million of revenue, respectively, related to substantive milestones, as follows:

The Company recognized $0.1 million and $1.3 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a clinical supply agreement with a customer related to substantive milestones that were completed and accepted during the respective periods. This agreement provides for the customization and development activities for a drug delivery system for a customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and nine months ended March 31, 2014 are as follows:

•	$0.4 million for development and delivery of devices to be used by the customer for compatibility testing;

•	$0.1 million for delivery of development and testing activities;

•	$0.6 million for delivery of development, testing and verification activities;

•	$0.1 million for development and delivery of testing materials;

•	$0.2 million for development and delivery of qualification and software programming activities; and

•	$0.1 million for certain support and testing activities.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.0 and $0.8 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a customization and commercial supply agreement with a customer related to a substantive milestone that was completed during the respective periods. This agreement provides for the development of customized component parts for the customer to use in a drug-device combination product and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestone achieved during the three and nine months ended March 31, 2014 was as follows:

•	$0.8 million for customization and delivery of devices for compatibility and initial evaluation testing.

The remaining substantive milestones were as follows:

•	$0.8 million for delivery of devices for regulatory filings; and

•	$0.2 million for certain delivery of services supporting the customer’s regulatory approval process.

The Company recognized $0.2 million and $0.7 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a materials transfer agreement with a customer related to substantive milestones that were completed during the respective periods. This agreement provides for certain materials and related services to the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestone achieved during the three and nine months ended March 31, 2014 was as follows:

•	$0.4 million for delivery of testing materials;

•	$0.1 million for delivery of device design requirements report; and

•	$0.2 million for delivery of customization activities.

There were no remaining substantive milestones under this agreement.

The Company recognized $0.1 million and $0.1 million of revenue during the three and nine months ended March 31, 2014, respectively, pursuant to a collaborative research agreement with a customer related to a substantive milestone that was completed during the respective periods. This agreement provides for certain materials and related services to the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestone achieved during the three and nine months ended March 31, 2014 was as follows:

•	$0.1 million for customization and delivery of devices for evaluation and user study purposes.

The remaining substantive milestones was as follows:

•	$0.2 million for customization and delivery of devices for evaluation activities.

During the three and nine months ended March 31, 2014, the Company recognized $1.0 million and $2.9 million, respectively, in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. During the nine months ended March 31, 2014, the Company recognized the final $2.3 million of revenue related to its licensing agreement with Sanofi.

12. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015		June 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Royalty agreement liability	$9,950	$9,950	$6,400	$6,400

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Royalty Agreement liability as of March 31, 2015	$—	$—	$9,950	$9,950

The following table presents the changes in the fair value of the level 3 financial instruments for the nine months ended March 31, 2015. There were no level 3 financial instruments for the nine months ended March 31, 2014:

Royalty Agreement Liability
June 30, 2014	$6,400
Royalty payments	(403)
Increase in royalty liability	3,953

March 31, 2015	$9,950

Following is a description of the valuation methodology used to measure the Royalty Agreement liability at fair value. There have been no changes in the methodology used during the nine months ended March 31, 2015:

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

Key Factors Affecting Performance and Financial Condition

We have entered into several agreements with our customers including customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three and nine month periods ended March 31, 2015. We also increased expenses during the three and nine month periods ended March 31, 2015 as a result of investments in expanding our manufacturing capacity and increased research and development efforts, both in response to increasing demand from our customers for our products and services.

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

Revenue

Our revenue is currently generated from customization, industrialization, licensing and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue for the three and nine month periods ended March 31, 2015. Product sales historically have not had a meaningful impact on our revenue, however, we expect over time they will begin to account for an increasing portion of our revenue as we increase commercial sales to customers.

We expect our revenue to increase overtime, as we continue to deliver under our existing contracts with our customers and enter into additional agreements with new and existing customers, however, our revenue could fluctuate on a quarter to quarter basis. We also expect that our future revenue will be favorably impacted by several trends in the industry, including a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery.

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

Significant Developments in the Industry

We believe that recently signed customer contracts and future customer contracts expected to be signed with existing and prospective customers, as a result of ongoing discussions, could provide significant revenue growth in relation to prior periods. Known trends in the industry that we believe will have a material favorable impact on our revenue include a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery. There has been a marked shift in the product development activities of large customers toward biologic therapies, and the majority of therapies in the pipeline of large pharmaceutical and biotechnology companies are complex biologic therapies. The characteristics of many of these therapies (including, for example, large dose volumes and increased viscosity) necessitates administration by injection using innovative injectable drug delivery systems such as our products. We believe that we are well-positioned to meet what we expect to be a growing demand for innovative injectable drug delivery systems in light of the focus on biologic therapies. Concurrently with the shift toward biologic therapies is an emphasis towards patient self-administration. Patient self-administration is viewed as a growing trend in order to reduce demand pressure on the health-care system as well as reducing costs, especially for treatment of chronic illnesses. Devices suitable for self-administration of injectable therapies need to be safe and intuitive to use. We believe that many of our products, including prefilled syringes, drug reconstitution delivery systems, auto-injectors, and wearable injectors, are well suited for safe and intuitive patient self-administration of injectable therapies and that we will be able to meet the expected increase in demand for such products.

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

Net loss

Net loss includes the results from revenue recognized during the period after deducting all operating and non-operating expenses.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$2,921	$1,383	$9,704	$8,143
Research and development	13,213	8,018	35,498	22,224
Selling, general and administrative	9,055	6,649	26,763	19,872
Depreciation and amortization	1,184	1,026	3,537	3,068

Total operating expenses	23,452	15,693	65,798	45,164

Operating loss	(20,531)	(14,310)	(56,094)	(37,021)
Interest expense	1,796	809	4,710	5,640
Change in fair value of financial instruments	783	—	3,953	—
Other income, net	(5)	(10)	(3)	(25)

Net loss	$(23,105)	$(15,109)	$(64,754)	$(42,636)

Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.15)	$(0.59)	$(0.44)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. Revenue increased by $1.5 million or 111.2%. During the three months ended March 31, 2015, we recognized approximately $0.6 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the three months ended March 31, 2015, we recognized $2.3 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the three months ended March 31, 2014, we recognized approximately $0.4 million of revenue related to substantive milestones that were completed during the period and $1.0 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. We expect future revenue to continue to increase over time as we deliver under the customer agreements we have previously entered into and from additional customer agreements that we expect to enter into in future periods: however, our revenue could fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses increased by $5.2 million or 64.8% primarily due to increased payroll and related costs of $2.3 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $2.3 million, and increased share-based compensation expense of $0.5 million. The increased investment in research and development during the current period is related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts. We expect to continue our investment in research and development as we service existing customers and enter into additional customer agreements in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.4 million or 36.2% primarily due to increased legal and professional fees of $0.5 million, increased share-based compensation expense of $1.0 million, increased payroll and related costs of $0.4 million and increased other administrative costs of $0.5 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.2 million or 15.4% primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense increased by $1.0 million or 122.0% primarily attributable to interest on the OrbiMed financing, partially offset by $0.5 million of interest which was capitalized.

Change in fair value of financial instruments. Change in fair value of financial instruments increased by $0.8 million in the current quarter. The increase is related to the change in the fair value of the Royalty liability in connection with the OrbiMed financing which is revalued each quarter.

Net loss and net loss per share. Net loss during the three months ended March 31, 2015 and 2014 was $23.1 million and $15.1 million, respectively. Basic and diluted net loss per share was $0.20 and $0.15, respectively, on weighted average shares outstanding of 115,821,411 and 100,007,135. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the Sales Agreement as well as shares issued in our public offering in February 2015.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenue. Revenue increased by $1.6 million or 19.2%. During the nine months ended March 31, 2015, we recognized approximately $3.7 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the nine months ended March 31, 2015, we recognized $6.0 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the nine months ended March 31, 2014, we recognized approximately $2.9 million of revenue related to substantive milestones that were completed during the period and $2.9 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. Also during the nine month period ended March 31, 2014, we recognized $2.3 million of revenue related to our former agreement with Sanofi.

Research and development expenses. Research and development expenses increased by $13.3 million or 59.7% primarily due to increased payroll and related costs of $5.6 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $5.6 million, and increased other research and development costs of $2.1 million. The increased investment in research and development during the current period is related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts. We expect to continue our investment in research and development as we service existing customers and enter into additional customer agreements in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.9 million or 34.7% primarily due to increased legal and professional fees of $2.7 million, increased payroll and related costs of $1.5 million, increased share-based compensation expense of $1.2 million and increased other administrative costs of $1.5 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.5 million or 15.3% primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense decreased by $0.9 million or 16.5% primarily attributable to the settlement agreement with Varilease in the prior year period of $3.9 million as well as $2.3 million as a result of debt which was refinanced and interest which was capitalized. These decreases were partially offset by interest on the OrbiMed financing of $5.3 million.

Change in fair value of financial instruments. Change in fair value of financial instruments increased by $4.0 million in the current period. The increase is related to the change in the fair value of the Royalty liability in connection with the OrbiMed financing which is revalued each quarter.

Net loss and net loss per share. Net loss during the nine months ended March 31, 2015 and 2014 was $64.8 million and $42.6 million, respectively. Basic and diluted net loss per share was $0.59 and $0.44, respectively, on weighted average shares outstanding of 109,319,142 and 97,135,688. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the Sales Agreement.

Liquidity and Capital Resources

To date, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. As of March 31, 2015, cash and cash equivalents were $37.1 million, restricted cash was $2.1 million and our long-term debt was $80.0 million. As of June 30, 2014, cash and cash equivalents were $8.4 million, restricted cash was $2.4 million and our long-term debt was $55.4 million. The restricted cash relates to amounts that must remain in cash deposits under our loan agreement with Metro Bank.

In February 2015, we issued 12,650,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering.

On March 12, 2014, we entered into the Credit Agreement with an affiliate of OrbiMed Advisors (“Lender”). Under the terms of the Credit Agreement, the Lender agreed to provide term loans to us in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014 we entered into a First Amendment to the Credit Agreement pursuant to which we received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement also contains certain covenants relating to financial performance, liquidity targets among others. The Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement. However, there can be no assurance that the Company will be able to maintain the minimum liquidity target or achieve the minimum cash revenue covenants during the 12-month period from March 31, 2015, including the cash revenue covenant for the six month period ending June 30, 2015.

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

During October 2012, we entered into the Sales Agreement, pursuant to which we may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $45.0 million. During the nine months ended March 31, 2015, we issued 5,808,800 shares of common stock and raised approximately $12.4 million under the Sales Agreement, which was the full remaining amount available for sale under the Sales Agreement. As a result, we have completed use of the full facility available under the Sales Agreement.

We have incurred losses from operations during the year ended June 30, 2014 and nine months ended March 31, 2015 and anticipate incurring additional losses until such time that we can generate sufficient revenue from the sale, customization or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers.

We continue to have discussions with current and prospective customers for many active programs in our commercial pipeline and have executed several agreements featuring a combination of revenue streams, including exclusivity fees, device customization programs and supply contracts that have begun to generate cash payments. We expect to continue to execute agreements and generate additional cash payments during the remainder of fiscal year 2015. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant amount of time to negotiate and finalize. We estimate that our cash and cash equivalents of $37.1 million as of March 31, 2015, along with our $2.1 million of restricted cash, as well as the anticipated cash receipts from customers is sufficient to sustain planned operations for the next 12 months. However, there can be no assurance that such cash from customer agreements will be available when needed.

The following table summarizes our cash flows during the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,246)	$(12,982)
Investing activities	(11,547)	(3,377)
Financing activities	76,523	48,234

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2015 was $36.2 million compared to $13.0 million during the nine months ended March 31, 2014. The increase in net cash used in operating activities was primarily due to the increase in net loss during the period.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2015 and 2014 was $11.5 million and $3.4 million respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2015 was $76.5 million compared to $48.2 million during the nine months ended March 31, 2014.

During the nine months ended March 31, 2015, we received $44.7 million in net proceeds from our public offering of common stock in February 2015, $20.0 million in aggregate proceeds from the two additional tranches under the Amended Credit Agreement with OrbiMed and $12.4 million of proceeds in connection with our public offering of common stock under the Sales Agreement which was partially offset by $0.9 million in principal debt repayments.

During the nine months ended March 31, 2014, we received $40.0 million from our March 2014 term loan, $16.9 million in connection with our public offering of common stock under the Sales Agreement and $2.5 million upon the exercise of stock options. These amounts were partially offset by principal debt payments of $11.1 million.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$120,076	$7,965	$15,120	$14,795	$82,196
Operating leases	9,052	1,137	2,450	2,528	2,937
Purchase obligations	20,858	20,858	—	—	—

Total contractual obligations	$149,986	$29,960	$17,570	$17,323	$85,133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

On September 7, 2012, we received a letter from counsel for Talbot (Todd) Smith, a former employee, alleging that Mr. Smith was wrongly terminated. Mr. Smith, who was terminated “for cause” by us, filed a complaint with the U.S. Occupational Safety and Health Administration, or OSHA, in November 2012. We and various third parties have investigated the allegations made by Mr. Smith and have determined that his allegations are without merit. We believe the allegations made by Mr. Smith against us are in retaliation for his “for cause” termination and defended ourselves vigorously in the OSHA matter. Because OSHA did not make a final determination on Mr. Smith’s complaint within 180 days, Mr. Smith filed a civil complaint in the United States District Court for the Eastern District of Pennsylvania on August 30, 2013 and an amended complaint on March 5, 2014 against the Company and various officers of the Company. OSHA accordingly dismissed the OSHA matter without a final determination. The complaint filed in the District Court makes the same allegations made by Mr. Smith in the OSHA complaint and also includes a defamation claim. To the extent that the allegations made by Mr. Smith in the District Court are nearly identical to those made in his OSHA complaint, we and various third parties have investigated his allegations previously and have determined that the allegations are without merit, and we intend to defend ourselves vigorously in the District Court action. After Mr. Smith disclosed a violation of the Pennsylvania Wire Tapping and Electronic Surveillance Control Act, or the PA Wiretapping Act, during the pendency of discovery in the District Court action, on June 20, 2014, we filed counterclaims against Mr. Smith for his violation of the PA Wiretapping Act. Discovery has concluded and in February 2015 we filed our motions for summary judgment with the District Court, seeking entry of judgment in favor of the Company on the claims brought by Mr. Smith against the Company, and entry of judgment in favor of the Company on the claims brought by the Company against Mr. Smith. Those motions are currently pending before the District Court.

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

We do not believe there will be any material impact to us or our business as a result of either of these matters.

Item 5.	Other Information

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Employment Agreement, dated January 9, 2015, by and between Unilife Corporation and David C. Hastings, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed January 14, 2015

10.2	Offer Letter, dated January 9, 2015, by and between Unilife Corporation and David C. Hastings, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed January 14, 2015

10.3	Amendment to Employment Agreement, dated January 9, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D., incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed January 14, 2015

10.4	Amendment to Employment Agreement, dated January 9, 2015, by and between Unilife Corporation and John C. Ryan, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed January 14, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

Exhibit No.	Description of Exhibit	Included Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer