Form 10-Q
period 2015-09-30
Unilife Corp
filed 2015-11-09
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2015, 139,246,953 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2015	June 30, 2015
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$5,801	$12,303
Restricted cash	2,092	2,400
Accounts receivable	1,413	1,530
Inventories	107	151
Prepaid expenses and other current assets	1,206	656

Total current assets	10,619	17,040
Property, plant and equipment, net	79,126	66,148
Goodwill	8,857	9,685
Other assets	1,205	1,256

Total assets	$99,807	$94,129

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$9,090	$4,042
Accrued expenses	19,087	5,074
Current portion of long-term debt	1,243	775
Deferred revenue	3,910	4,942

Total current liabilities	33,330	14,833
Long-term debt, less current portion	80,595	79,660
Deferred revenue	17,550	17,550

Total liabilities	131,475	112,043

Contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2015; none issued or outstanding as of September 30, 2015 and June 30, 2015	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2015; 139,138,898 and 131,976,153 shares issued, and 139,110,228 and 131,947,483 shares outstanding as of September 30, 2015 and June 30, 2015, respectively	1,391	1,320
Additional paid-in-capital	377,672	364,817
Accumulated deficit	(410,444)	(384,580)
Accumulated other comprehensive (loss) income	(147)	669
Treasury stock, at cost, 28,670 shares as of September 30, 2015 and June 30, 2015, respectively	(140)	(140)

Total stockholders’ deficit	(31,668)	(17,914)

Total liabilities and stockholders’ deficit	$99,807	$94,129

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per share data)
Revenue	$3,187	$1,380

Research and development	16,004	10,976
Selling, general and administrative	9,228	8,200
Depreciation and amortization	1,543	1,100

Total operating expenses	26,775	20,276

Operating loss	(23,588)	(18,896)
Interest expense	1,684	1,109
Change in fair value of financial instruments	602	2,230
Other (income) expense, net	(10)	27

Net loss	(25,864)	(22,262)
Other comprehensive loss:
Foreign currency translation	816	835

Comprehensive loss	$(26,680)	$(23,097)

Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.21)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended September 30, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2015	131,976,153	$1,320	$364,817	$(384,580)	$669	$(140)	$(17,914)
Net loss	—	—	—	(25,864)	—	—	(25,864)
Foreign currency translation	—	—	—	—	(816)	—	(816)
Share-based compensation expense	289,772	2	3,582	—	—	—	3,584
Issuance of common stock from public offerings, net of issuance costs	6,872,973	69	9,273	—	—	—	9,342

Balance as of September 30, 2015	139,138,898	$1,391	$377,672	$(410,444)	$(147)	$(140)	$(31,668)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,864)	$(22,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,543	1,100
Share-based compensation expense	3,584	1,888
Recognition of deferred revenue	(1,083)	(125)
Non-cash interest expense	557	225
Change in fair value of financial instruments	602	2,230
Changes in assets and liabilities:
Accounts receivable	168	(288)
Inventories	44	(5)
Prepaid expenses and other current assets	(550)	228
Other assets	6	71
Accounts payable	4,891	2,619
Accrued expenses	2,479	1,212

Net cash used in operating activities	(13,623)	(13,107)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,785)	(3,594)

Net cash used in investing activities	(2,785)	(3,594)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(144)	(157)
Payment of royalty liability	(212)	—
Proceeds from issuance of debt	600	—
Proceeds from the issuance of common stock, net of issuance costs	9,342	12,401
Decrease in restricted cash	308	312

Net cash provided by financing activities	9,894	12,556
Effect of exchange rate changes on cash	12	8

Net decrease in cash and cash equivalents	(6,502)	(4,137)
Cash and cash equivalents at beginning of period	12,303	8,368

Cash and cash equivalents at end of period	$5,801	$4,231

Supplemental disclosure of cash flow information
Cash paid for interest	$1,782	$1,273

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$12,188	$107

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation and subsidiaries (the “Company”) is a U.S. based designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable therapies of its pharmaceutical and biotechnology customers. The Company has a broad portfolio of proprietary product platforms, including pre-filled syringes, wearable injectors, insulin delivery systems, disposable and reusable auto-injectors, drug reconstitution delivery systems, ocular delivery systems and other systems for the targeted delivery of injectable therapies. Products within each platform are differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. The majority of the Company’s products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, pre-filled and ready for administration by end-users such as health-care providers or patients. Other of our products, like our reusable auto injectors and certain systems for targeted drug delivery, are designed to be sold to either pharmaceutical or biotechnology companies for use as combination products or to be sold directly by us to a healthcare provider or end user without having the device prefilled by a pharmaceutical company. Products within each of the Company’s platforms can be customized to address specific customer, therapy, patient and/or commercial requirements.

The Company’s growing base of customers includes Sanofi, MedImmune, AbbVie, Novartis and Hikma. In addition to the filling, assembly and/or packaging of our product with an injectable therapy, the Company’s customers are also responsible for the regulatory approval, sale and marketing of their final drug-device combination product. With certain of our devices that we could sell directly to healthcare providers or end users without having them pre-filled with a drug by a pharmaceutical company, we would be responsible for the regulatory approval, sale and marketing of the final device. In addition to product sales, the Company can generate revenue and cash receipts from customization programs, upfront fees and exclusivity or royalty payments.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2015 contained in its Annual Report on Form 10-K.

2. Liquidity

The Company has incurred recurring losses from operations as well as negative cash flows from operating activities during the fiscal year ended June 30, 2015, and the three months ended September 30, 2015, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through September 30, 2015, the Company has issued 3,628,323 shares for net proceeds of $4.6 million under the New Sales Agreement.

On July 29, 2015, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the Purchase Agreement. Through September 30, 2015, the Company issued 3,244,650 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses. The Company is precluded from selling additional shares of common stock to LPC as a result of the Stock Purchase Agreement with Discover Growth Fund, as described below, unless and until we receive shareholder approval on November 16, 2015 of Proposal No. 4 set forth in our definitive proxy statement dated October 2, 2015 (the “LPC Shareholder Approval”).

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Stock Purchase Agreement with Discover Growth Fund. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 900,000 shares of Common Stock to LPC at an exercise price of $1.00 per share.

On September 2, 2015, Unilife announced that in response to third-party initiated expressions of interest, the Company’s Board of Directors had engaged Morgan Stanley & Co. LLC to conduct a review of strategic alternatives to maximize shareholder value (the “Strategic Process”). This process is continuing and we have received interest from several parties. There can be no assurance that this exploration process will result in any initiatives, agreements or transactions that will enhance shareholder value.

On March 12, 2014 (the “Closing Date”), Unilife Medical Solutions, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with ROS Acquisition Offshore LP, (the “Lender” or “ROS”), as amended by the First Amendment to the Credit Agreement, dated September 30, 2014, the Second Amendment to the Credit Agreement, dated June 30, 2015, and the Third Amendment to the Credit Agreement dated October 13, 2015 (collectively referred to as the “Amended Credit Agreement”). Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches of $10.0 million each (collectively, the “Loans”) were committed by the Lender.

On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement pursuant to which it received $10.0 million in proceeds from the second tranche on October 1, 2014 and $10.0 million in proceeds from the third tranche on November 10, 2014. On June 30, 2015, the Borrower entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015.

On October 13, 2015, the Borrower entered into a Third Amendment to the Credit Agreement. Pursuant to and subject to the terms of the Third Amendment to the Credit Agreement, the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million less fees and expenses, to be funded in tranches. Under the terms of the Amended Credit Agreement, the Borrower will be required to make funding requests and the Lender will not be obligated to fund such request unless the Borrower satisfies certain customary conditions precedent and the Lender agrees, in its discretion, to fund such request. As of November 6, 2015, the Borrower had borrowed $6.9 million under the Third Amendment to the Credit Agreement and has up to $3.1 million remaining. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement requires the Borrower to maintain a cash balance of $3.0 million, rather than $5.0 million, and also contains certain other covenants relating to financial performance, cash revenue targets and liquidity targets, among others.

In connection with the Credit Agreement, the Borrower entered into a royalty agreement (the “Royalty Agreement”) with ROS which will entitle ROS to receive royalty payments. Concurrent with the First Amendment to the Credit Agreement, the Borrower entered into a First Amendment to the Royalty Agreement and concurrent with the Third Amendment to the Credit Agreement, the Borrower entered into a Second Amendment to the Royalty Agreement (collectively with the Royalty Agreement, the “Amended Royalty Agreement”). Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay ROS 4.52% on the first $50.0 million of net sales (on a cash receipts basis as defined in the Amended Credit Agreement) in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buy out the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from approximately $21.9 million up to a maximum of approximately $37.2 million. The buyout amount varies based on when the buy-out option is exercised and the amounts disclosed assume that the full $10.0 million under the Amended Credit Agreement contemplated by the Third Amendment to the Credit Agreement is funded and would, in each case, be reduced by amounts previously paid by Borrower to ROS pursuant to the Amended Royalty Agreement. In connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement (together, the “Recent Amendments”), the Borrower also issued an amended and restated promissory note to the Lender (the “Amended and Restated Promissory Note”). The Amended and Restated Promissory Note reflects the Borrower’s commitment to repay to the Lender all amounts owed under the Amended Credit Agreement, including the additional amounts contemplated by the Third Amendment to the Credit Agreement.

On November 6, 2015, the Borrower received a waiver from the Lender of the covenant in the Amended Credit Agreement that requires the Borrower to generate $54.1 million in customer cash receipts from January 1, 2015 to December 31, 2015, subject to the Lender’s receipt of the fully executed Discover Purchase Agreement and related transaction documents as well as evidence of Borrower’s subsequent receipt of $7.5 million in gross proceeds from Discover Growth Fund. There were no other changes to the terms of the Amended Credit Agreement or Amended Royalty Agreement in connection with the waiver.

As previously disclosed, on September 14, 2015 the Company implemented a cost reduction and business realignment initiative pursuant to which the Company reduced its headcount by approximately 50 employees, or 17% of its workforce at the time. In connection with this initiative, we recorded a charge of approximately $0.4 million to operating expenses in the three month period ending September 30, 2015. On October 14, 2015, the Company implemented a second initiative to further reduce costs and employee headcount. The second cost reduction initiative included the following: (i) a workforce reduction of approximately 20 employees, or approximately 8% of the Company’s workforce at the time; and (ii) significant salary reductions for several executives, effective commencing with the October 16th payroll through December 31, 2015, including those described further below. The Company recorded a charge of approximately $0.1 million from severance costs related to the second cost reduction initiative during the month ended October 31, 2015. Both of these workforce reductions are expected to reduce annual operating costs by approximately $5.7 million. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers.

On October 13, 2015, the Company’s Chief Executive Officer, Alan D. Shortall, entered into an amendment to his employment agreement with the Company (the “Shortall Amendment”). Pursuant to the Shortall Amendment, Mr. Shortall agreed to a 100% reduction of his base salary and the elimination of Mr. Shortall’s car allowance through December 31, 2015.

On October 13, 2015, the Company’s Chief Financial Officer, David Hastings, the Company’s President and Chief Operating Officer, Ramin Mojdeh, the Company’s General Counsel and Secretary, John Ryan, and the Company’s Chief Accounting Officer and Treasurer, Dennis Pyers, each entered into amendments to their respective employment agreements with the Company (the “Executive Amendments”). Pursuant to their respective Executive Amendments, Mr. Hastings, Dr. Modjeh, Mr. Ryan and Mr. Pyers agreed to a 50% reduction of their respective base salaries through December 31, 2015. Additionally, under their respective Executive Amendments, Mr. Hastings, Dr. Mojdeh and Mr. Ryan agreed to the elimination of Company-provided automobiles or automobile allowances through December 31, 2015, and Dr. Mojdeh agreed to the elimination of temporary relocation housing payments by the Company through December 31, 2015.

The impact of the implementation of these cost reduction and business realignment initiatives during September and October 2015 is expected to result in a decrease in R&D expense by approximately 30% in fiscal 2016 and selling, general and administrative expense by approximately 20% in fiscal 2016, when compared to the annualized run rate for operating expenses in the fourth quarter of 2015. These percentage decreases exclude share based compensation and depreciation expense.

On November 9, 2015, the Company entered into and closed a Stock Purchase Agreement (the “Discover Purchase Agreement”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (the “Fund”). Pursuant to the Discover Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. The Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $1.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 3, 2014.

From the date of issuance, each share of Series A Preferred Stock will accrue dividends at a rate of 8.0% per annum (the “Dividend Rate”), subject to adjustment as discussed below, on its face value of $10,000 (the “Face Value”), payable upon conversion or redemption of such share and when, as and if otherwise declared by the Company’s Board of Directors. Dividends are payable either in cash or in shares of Common Stock at the Company’s sole discretion and are valued at (i) if there is no Trigger Event (as defined below), (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the Common Stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.05 per share of Common Stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.05 per share of Common Stock or (ii) following any Trigger Event, (A) 80.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $0.10 per share of Common Stock, not to exceed (B) 80.0% of the lowest sales price on the last day of any Measurement Period, less $0.10 per share of Common Stock. “Trigger Event” is defined as including, among other events, our uncured breach of the Certificate of Designations and any transaction documents, the occurrence of certain defaults under our material agreements, the suspension of our NASDAQ listing, bankruptcy, the appointment of a receiver, our failure to timely file any report under the Securities Exchange Act of 1934, as amended, or the unenforceability of any material provision of the Certificate of Designations. “Trading Market” is defined as the principal trading exchange or market for the Common Stock. “Measurement Period” is defined as the period beginning on the date of issuance of any such shares of Series A Preferred Stock (“Issuance Date’) and ending, if no Trigger Event has occurred 3 trading days, and if a Trigger Event has occurred 30 trading days, after the number of shares have been delivered with respect to a conversion notice.

The dividend rate will adjust (i) downward by an amount equal to 100 basis points for each amount, if any, equal to $0.05 per share of common stock that the volume weighted average price of our common stock on any trading day rises above $1.50, down to a minimum of 0.0%; and (ii) upward by an amount equal to 150 basis points for each amount, if any, equal to $0.05 per share of common stock that volume weighted average price of our common stock on any trading day falls below $0.70, up to a maximum of 15.0%. In addition, the dividend rate will adjust upward by 10.0% upon any Trigger Event.

The Company will have the right, in its sole and absolute discretion, to redeem for cash all or any portion of the shares of Series A Preferred Stock then outstanding by paying the holder the following with respect to such shares: (i) if the redemption takes place on or after the seven-year anniversary of issuance (the “Dividend Maturity Date”), the Face Value; or (ii) if the redemption takes place prior to the Dividend Maturity Date, at an early redemption price equal to the Face Value plus any Conversion Premium (as defined below) minus any dividends paid. The “Conversion Premium” for each share of Series A Preferred Stock means the Face Value multiplied by the product of (A) the applicable Dividend Rate and (B) the number of whole years between the issuance date and the Dividend Maturity Date. The Company has the right to early redemption under certain circumstances, including upon a strategic transaction.

Each share of Series A Preferred Stock will be convertible into such number of shares of Common Stock equal to the Face Value divided by the Conversion Price. The Fund may convert its shares of Series A Preferred Stock at any time, and the Company may effect a conversion if there has been a minimum of $20 million, or 5 times the Face Value of Series A Preferred Stock being converted, whichever is lower, in aggregate trading volume in the prior 20 Trading Days, subject at all times to the Issuance Limitation (as defined below), the volume weighted price of a share of Common Stock is at least $0.50 and certain other conditions set forth in the Certificate of Designations (collectively, the “Equity Conditions”). Shares of Series A Preferred Stock shall mature seven years following the issuance date, at which time such shares will automatically convert into shares of Common Stock. However, we may redeem in cash at maturity, at our option, an amount per share equal to 100% of the liquidation value for the shares being redeemed. Upon any conversion, the Company will be required to issue Common Stock at the Conversion Price and pay the Dividend and Conversion Premium (in cash or, assuming the Equity Conditions are met, in stock at the Company’s discretion).

Upon any liquidation, dissolution or winding up of the Company (including by Deemed Liquidation Events as set forth in the Certificate of Designations, the holders of Series A Preferred Stock will be entitled to be paid out of our assets available for distribution to our stockholders, pari passu with holders of our preferred stock and common stock an amount equals to $10,000, plus any accrued but unpaid dividends thereon.

The holder of the Series A Preferred Stock will be prohibited from converting shares of Series A Preferred Stock into shares of our common stock if, as a result of the conversion, the holder, together with its affiliates, would beneficially own more than 4.99% of the total number of shares of our common stock then issued and outstanding, subject to adjustment up to 9.99% upon 61 days’ notice from the investor, which is referred to herein as the “Beneficial Ownership Limitation”.

The Discover Purchase Agreement also contains representations, warranties and covenants customary for transactions of this type.

As of November 6, 2015, the Company’s cash balance was approximately $6.6 million, including restricted cash of $2.0 million. This cash balance does not include proceeds from the Discover Fund Purchase Agreement. The remaining funding under the Amended Credit Agreement and proceeds from the Discover Fund Purchase Agreement along with the Company’s cash and restricted cash will provide the Company with sufficient liquidity to fund the Company’s operations only to December 31, 2015. However, the Company intends to raise additional capital through other sources, including through and the New Sales Agreement with Cantor Fitzgerald & Co and, if we obtain the LPC Shareholder Approval, through the LPC Purchase Agreement. The Company is also pursuing the Strategic Process. If the Company is able to complete a strategic transaction, the Company expects to have sufficient liquidity to operate the business through at least 12 months from the date of the consolidated financial statements included in this report. In addition, the Company may also pursue alternative sources of financing. However, the Company does not have any guaranteed sources of financing and there can be no assurance that cash from the Amended Credit Agreement, customer agreements or proceeds from the LPC Purchase Agreement or the New Sales Agreement will be available when needed, as such sources of liquidity are not entirely within its control. If it is unable to obtain additional financing or engage in a strategic transaction on acceptable terms and when needed, the Company may default under one or more of its debt obligations. A breach of any of the covenants related to its debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, the Company would be unable to pay the obligations as it does not have existing facilities or sufficient cash on hand to satisfy these obligations. These factors, and the factors described above, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams and cash payments, including exclusivity fees, device customization programs and product sales. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize.

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

In April 2015, FASB issued ASU 2015-03 “Simplifying the Presentation for Debt Issuance Costs”. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issue costs is not affected by the new guidance. In August 2015, the FASB issued a clarification that debt issue costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its financial statement presentation and any disclosures.

In July 2015, FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. The guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation, which is consistent with existing GAAP. The guidance is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively. The Company is currently evaluating the impact this guidance will have on its financial statement presentation and any disclosures.

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $3.6 million and $1.9 million during the three months ended September 30, 2015 and 2014, respectively.

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

The following is a summary of activity related to stock options held by employees and directors during the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	2,508,154	$3.78
Cancelled	(120,828)	3.29
Expired	(80,000)	2.74

Outstanding as of September 30, 2015	2,307,326	3.72	6.4	$0

Exercisable as of September 30, 2015	1,792,326	$3.69	6.3	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	1,050,000	$4.20

Outstanding as of September 30, 2015	1,050,000	$4.20	1.0	$0

Exercisable as of September 30, 2015	1,050,000	$4.20	1.0	$0

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no options exercised during the three months ended September 30, 2015 and 2014.

There were no options granted during the three months ended September 30, 2015 and 2014.

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

The following is a summary of activity related to restricted stock awards during the three months ended September 30, 2015:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2015	10,731,776	$2.89
Granted	515,000	1.29
Vested	(730,000)	3.20
Cancelled	(269,478)	3.58

Unvested as of September 30, 2015	10,247,298	$2.76

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Building	$32,359	$32,359
Machinery and equipment	29,152	27,530
Computer software	2,947	2,910
Furniture and fixtures	1,371	1,345
Construction in progress	30,120	17,601
Land	2,036	2,036
Leasehold improvements	437	270

	98,422	84,051
Less: accumulated depreciation and amortization	(19,296)	(17,903)

Property, plant and equipment, net	$79,126	$66,148

Construction in progress as of September 30, 2015 consisted of amounts incurred in connection with machinery and equipment and facility related costs, including capitalized interest. Interest capitalized during the three months ended September 30, 2015 and 2014 was $0.7 and $0.6 million, respectively.

The Company is past due with respect to certain billings from the general contractor and sub-contractors related to building and clean room expansion activities for machinery and equipment accounted for as construction in progress as of September 30, 2015. The general contractor and certain sub-contractors have filed mechanics liens against the Company’s property in connection with the amounts past due in the amount of approximately $5.6 million.

6. Goodwill

The changes in the carrying amount of goodwill during the three months ended September 30, 2015 are as follows:

(in thousands)
Balance as of July 1, 2015	$9,685
Foreign currency translation	(828)

Balance as of September 30, 2015	$8,857

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	June 30, 2015
	(In thousands)
Accrued payroll and other employee related expenses	$3,968	$2,781
Accrued costs related to construction in process	11,848	314
Accrued other	3,271	1,979

Total accrued expenses	$19,087	$5,074

8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2015	June 30, 2015
	(In thousands)
10.25% Term loan, due March 2020	$56,075	$55,518
Amended Royalty Agreement liability	10,320	9,930
6.00% Mortgage loan, due December 2031	12,704	12,812
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,020	2,033
Other	719	142

	81,838	80,435
Less: current portion of long-term debt	1,243	775

Total long-term debt	$80,595	$79,660

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

On October 13, 2015, the Company entered into the Third Amendment to the Credit Agreement (the “Amended Credit Agreement”), pursuant to which the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million, less fees and expenses incurred in connection with the Recent Amendments, expected to be funded in tranches. Under the terms of the Amended Credit Agreement, the Borrower will be required to make funding requests and the Lender will not be obligated to fund such request unless the Borrower satisfies certain customary conditions precedent and the Lender agrees, in its discretion, to fund such request. Through November 9, 2015, the Company received proceeds under the Amended Credit Agreement in the amount of $6.9 million and has up to $3.1 million remaining. The Amended Credit Agreement also modifies the Borrower’s liquidity covenant whereby, under the Amended Credit Agreement, the Borrower is now required to maintain a cash balance of $3.0 million as of October 13, 2015, rather than $5.0 million. The Amended Credit Agreement does not modify the interest rate on the principal amount of the loan.

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

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year, maintaining a minimum liquidity target of $3.0 million, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the OrbiMed Credit Agreement and the related security agreements. On June 30, 2015, the Company entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015. On November 6, 2015, the Borrower received a waiver from the Lender of the minimum cash revenue target for the calendar year ending December 31, 2015, subject to Lender’s receipt of the fully executed Discover Purchase Agreement and related transaction documents as well as evidence of Borrower’s subsequent receipt of the gross proceeds from the transaction. As of and for the three months ended September 30, 2015, the Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement. However, there can be no assurance that the Company will be able to maintain the minimum liquidity target during the 12-month period from September 30, 2015.

On October 13, 2015, the Borrower entered into the Second Amendment to the Royalty Agreement (the “Amended Royalty Agreement”) with ROS, which will entitle ROS to receive royalty payments. Pursuant to and subject to the terms of the Second Amendment to the Royalty Agreement, Borrower has agreed to pay ROS 4.52% on the first $50.0 million of net sales in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year, up from 3.875%, 1.50% and 0.375%, respectively. Borrower continues to have the right to buy out the Amended Royalty Agreement at any time; however, under the Amended Royalty Agreement, the buy-out amounts have increased. To buy-out the Amended Royalty Agreement on or before March 12, 2016, the Borrower would pay approximately $21.9 million under the Second Amendment to the Royalty Agreement rather than approximately $13.1 million under the First Amendment to the Royalty Agreement. Thereafter, the buy-out amount increases on March 13 of each year up to a maximum of approximately $37.2 million under the Second Amendment to the Royalty Agreement, as compared to approximately $26.3 million under the First Amendment to the Credit Agreement. The buy-out amount varies based on when the buy-out option is exercised and the amounts disclosed assume that the full $10.0 million under the Amended Credit Agreement contemplated by the Third Amendment to the Credit Agreement is funded and would, in each case, be reduced by amounts previously paid by Borrower to ROS pursuant to the Amended Royalty Agreement. In the event of default under the Amended Credit Agreement, Orbimed will have a put option that will make the royalty amounts due immediately. The Amended Royalty Agreement has a term commencing on the Closing Date and ending on the earlier of (i) the tenth anniversary of the Closing Date and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by the Borrower. As the Company has elected to value the Amended Royalty Agreement at fair value, the put option feature does not meet the criterion of ASC 815-15-25-1b and thus is not separated from the host contract and accounted for as a derivative instrument.

The Company determined that the Amended Credit Agreement and the Amended Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Closing Date, the royalty liability was determined to have a fair value of $7.0 million and the Loan was allocated the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during the three months ended December 31, 2014 was reflected as incremental debt. The Loan will be accreted to the face value over the loan term based on the effective interest rate. The royalty liability will be adjusted to fair value on a quarterly basis. As of September 30, 2015, the fair value of the Royalty liability was $10.3 million.

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

The original Metro Bank loan documents contain certain customary covenants, including the maintenance of a debt service reserve account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheets, which will remain in place until Cross Farm and Metro agree on the financial covenants. In addition the Company is required to maintain a cash balance of $5.0 million inclusive of the $2.4 million reserve account. The terms of the original Metro Bank loan documents allow the Company to use the debt service reserve account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company is in compliance with its debt covenants as of and for the three months ended September 30, 2015. However, there can be no assurance that the Company will be able to maintain the debt service reserve account balance for a period of 12 months from September 30, 2015. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given Metro Bank a lien on the building and real estate and the debt service reserve account.

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

Loan from our CEO

On September 30, 2015, the Company obtained a loan in the amount of $0.6 million from Alan Shortall, the Company’s Chairman and Chief Executive Officer, which is payable on demand by Mr. Shortall (subject to the right of the Lender to consent to the repayment) and requires the payment of interest to Mr. Shortall at the minimum applicable federal rate (0.54% at September 30, 2015). This loan is included in the current portion of long-term debt.

9. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2015	2014
	(In thousands, except share and per share data)
Numerator

Net loss	$(25,864)	$(22,262)

Denominator
Weighted average number of shares used to compute basic net loss per share	124,527,993	105,049,820

Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted net loss per share	124,527,993	105,049,820

Basic and diluted net loss per share	$(0.21)	$(0.21)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 10,635,240 and 2,402,052 were excluded from the calculation of basic and diluted net loss per share during the three months ended September 30, 2015 and 2014, respectively.

In addition, stock options (non-participating securities) totaling 3,066,685 and 3,663,407 during the three months ended September 30, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded for the three months ended September 30, 2014 solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2015 and 2014, these shares would have had an effect of 0 and 48,009 diluted shares, respectively, for purposes of calculating diluted net income per share.

10. Contingencies

From time to time, the Company is involved in various legal proceedings, claims, suits and complaints arising out of the normal course of business. Based on the facts currently available to the Company, management believes that these claims, suits and complaints are adequately provided for, covered by insurance, without merit or that it is not probable that an unfavorable outcome will result.

In addition, the Company is or was involved in the following legal proceedings. A former employee, Talbot Smith, who was terminated for cause by Unilife, filed a civil complaint in the United States District Court of the Eastern District of Pennsylvania on August 30, 2013, and an amended complaint on March 5, 2014, alleging that he was wrongly terminated in retaliation for making allegations about the Company’s compliance practices. We and various third parties, including law firms and regulatory consulting firms, investigated the allegations made by Mr. Smith and determined that his allegations were without merit, and the Company brought counterclaims against Mr. Smith. Discovery concluded and in February 2015 we filed our motions for summary judgment with the District Court, seeking entry of judgment in favor of the Company on the claims brought by Mr. Smith against the Company, and entry of judgment in favor of the Company on the claims brought by the Company against Mr. Smith.

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

On September 14, 2015 the Company was served with a purported injunctive action filed in the Superior Court of the State of Connecticut by Biodel, Inc. seeking to temporarily enjoin the Company from entering into a transaction that will jeopardize the Company’s ability to perform its obligations under the Company’s agreement with Biodel and a claim for damages under the Connecticut Unfair Trade Practices Act. On September 30, 2015 the Company filed a motion to dismiss the complaint in its entirety for failure to state a legally cognizable claim and that Biodel’s claims for relief are meritless, and that motion is currently pending. The Company believes that Biodel’s claims and demands for relief are wholly without merit, and the Company is vigorously defending the action.

The Company does not believe there will be any material impact to the Company or its business as a result of any of these matters.

11. Revenue

The Company recognized $3.2 million and $1.4 million of revenue during the three months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015 four customers accounted for 25%, 24%, 24% and 20% of consolidated revenue, respectively. During the three months ended September 30, 2014 one customer accounted for 56% of consolidated revenue.

During the three months ended September 30, 2015, the Company recognized $1.8 million of revenue related to substantive milestones, as follows:

The Company recognized $0.5 million of revenue during the three months ended September 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and is being recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three months ended September 30, 2015 are as follows:

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements;

The remaining substantive milestones as of September 30, 2015 are as follows:

•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

The Company recognized $0.6 million of revenue during the three months ended September 30, 2015 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three months ended September 30, 2015 are as follows:

•	$0.6 million for development and delivery of a complete system layout;

The remaining substantive milestones as of September 30, 2015 are as follows:

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

The Company recognized $0.3 million of revenue during the three months ended September 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three months ended September 30, 2015 are as follows:

•	$0.3 million for development and delivery of a summary report related to testing and documentation activities.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.4 million of revenue during the three months ended September 30, 2015 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.0 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three months ended September 30, 2015 are as follows:

•	$0.4 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of September 30, 2015 are as follows:

•	$0.6 million for delivery of design transfer for the Device and the related filling equipment and fixtures; and

•	$0.3 million for commissioning of the pilot line.

During the three months ended September 30, 2015, the Company recognized $1.4 million in revenue related to services rendered on a time and materials basis, proportional performance method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

During the three months ended September 30, 2014, the Company recognized $0.2 million of revenue related to substantive milestones, as follows:

The Company recognized $0.2 million of revenue during the three months ended September 30, 2014 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three months ended September 30, 2014 were as follows:

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

12. Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2015		June 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Royalty agreement liability	$10,320	$10,320	$9,930	$9,930

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

	Fair Value Based On
	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Royalty Agreement liability:

September 30, 2015	$—	$—	$10,320	$10,320

June 30, 2015	$—	$—	$9,930	$9,930

The following table presents the changes in the fair value of the level 3 financial instruments for the three months ended September 30, 2015 and the year ended June 30, 2015.

Royalty Agreement Liability
June 30, 2014	$6,400
Royalty payments	(749)
Increase in royalty liability	4,279

June 30, 2015	$9,930
Royalty payments	(212)
Increase in royalty liability	602

September 30, 2015	$10,320

Following is a description of the valuation methodology used to measure the Amended Royalty Agreement liability at fair value. There have been no changes in the methodology used during the three months ended September 30, 2015:

The fair value is based on a discounted cash flow methodology under the income approach based on the present value sum of payments expected to be made in the future. The fair value is estimated by applying a risk adjusted discount rate to the expected royalty payment stream. These fair value estimates are most sensitive to changes in the payment stream and royalty rates.

13. Subsequent Events

During October 2015, the Company entered into a supply agreement under its November 2013 Master Development and Supply Agreement (“MDSA”) with a global biologics customer. This supply agreement provides commercial terms for the long-term supply of a customized device from Unilife’s Precision-Therapy™ platform of wearable injectors for the lead indication of a monoclonal antibody in the customer’s pipeline in late-stage clinical studies. This new supply agreement provides minimum purchase commitments from the customer for the initial four years following the commercial launch of the lead indication of this biologic, as well as unit pricing for the devices.

In the second quarter of fiscal 2016, the Company delivered to AbbVie customized electronic reusable auto-injectors based on the LISA™ device platform on schedule for use in human factors studies. Unilife will recognize $1.2 million in revenue in the second quarter of fiscal 2016 from AbbVie for completion of the LISA™ feasibility program in addition to payments received for earlier achieved milestones under the program.

The exclusivity period for the LISA™ device platform granted by Unilife under the definitive global strategic agreement signed with AbbVie on January 15, 2015, commences with Unilife’s completion of the deliverables under the feasibility program. The milestones tied to the exclusive period for the Unifill Finesse™ prefilled syringe have also been successfully completed. The parties are also working on agreements for other drug delivery systems, and the relationship between Unilife and AbbVie continues to be strong.

See note 2 “Liquidity” for more information regarding other subsequent events.

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

Certain statements in this Quarterly Report on Form 10-Q may constitute forward looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and those described from time to time in other reports, which we file with the Securities and Exchange Commission and the following additional risks: that the Lender may, as permitted under the Amended Credit Agreement, exercise its discretion not to make additional loans to the Company; that we may not be successful in raising additional capital, that we may not receive sufficient cash from customer agreements; that we may not be able to enter into or complete any strategic transaction; that the Company may not achieve the benefits of the reduction in force; and that the sale of securities pursuant to the Discover Purchase Agreement or other financings may result in significant dilution for shareholders.

Overview

We are a designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable therapies of our customers. We have a broad portfolio of proprietary product platforms, including pre-filled syringes, wearable injectors, insulin delivery systems, disposable and reusable auto-injectors, drug reconstitution delivery systems, ocular delivery systems and other systems for the targeted delivery of injectable therapies. Products within each platform are differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. The majority of our products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, prefilled and ready for administration by end-users, such as health-care providers or patients. Other of our products, like our reusable auto-injectors and certain systems for targeted drug delivery, are designed to either be sold to pharmaceutical or biotechnology companies for use as combination products or to be sold directly by us to a health care provider or end user without having the device pre-filled by a pharmaceutical company. Products within each of our platforms can be customized by us to address specific customer, therapy, patient and/or commercial requirements.

Key Factors Affecting Performance and Financial Condition

We are party to several agreements with our customers, including customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three months ended September 30, 2015.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. See “Liquidity and Capital Resources Discussion” below.

Revenue

Our revenue is currently generated from customization, industrialization and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization and development fees accounted for substantially all of our consolidated revenue during the three months ended September 30, 2015. Product sales historically have not had a meaningful impact on our revenue; however, we expect over time they will begin to account for an increasing portion of our revenue as we increase sales to customers during fiscal year 2016 and beyond.

We expect our revenue to increase over time as we continue to deliver under our existing contracts with our customers and enter into additional agreements with new and existing customers; however, our revenue could fluctuate on a quarter to quarter basis. We also expect that our future revenue will be favorably impacted by several trends in the industry, including a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery.

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

Recently Issued Accounting Pronouncements

See note 3 “Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per share data)
Revenue	$3,187	$1,380
Research and development	16,004	10,976
Selling, general and administrative	9,228	8,200
Depreciation and amortization	1,543	1,100

Total operating expenses	26,775	20,276

Operating loss	(23,588)	(18,896)
Interest expense	1,684	1,109
Change in fair value of financial instruments	602	2,230
Other (income) expense, net	(10)	27

Net loss	$(25,864)	$(22,262)

Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.21)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Revenue increased by $1.8 million or 130.9%. During the three months ended September 30, 2015, we recognized approximately $1.8 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the three months ended September 30, 2015, we recognized $1.4 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the three months ended September 30, 2014, we recognized approximately $0.2 million of revenue related to substantive milestones that were completed during the period and $1.2 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. We expect future revenue to continue to increase over time as we deliver under the customer agreements we have previously entered into and from additional customer agreements that we expect to enter into in future periods: however, our revenue could fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses increased by $5.0 million or 45.8% primarily due to increased payroll and related costs of $2.1 million related to increased headcount to support ongoing and future customer programs, increased material and tooling costs of $1.1 million, increased share-based compensation expense of $0.8 million, increased third-party contracting cost of $0.6 million and increased other costs of $0.4 million. The increased investment in research and development during the current period is related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.0 million or 12.5% primarily due to increased share-based compensation expense of $0.9 million and increased payroll and related costs of $0.6 million offset by decreased legal fees of $0.5 million.

Depreciation and amortization expense. Depreciation and amortization expense increased by $0.4 million or 40.3% primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense increased by $0.6 million or 51.8% primarily attributable to interest on the OrbiMed financing.

Change in fair value of financial instruments. Change in fair value of financial instruments decreased by $1.6 million in the current quarter. The decrease is related to the change in the fair value of the Royalty liability in connection with the OrbiMed financing which is revalued each quarter.

Net loss and net loss per share. Net loss during the three months ended September 30, 2015 and 2014 was $25.9 million and $22.3 million, respectively. Basic and diluted net loss per share was $0.21 on weighted average shares outstanding of 124,527,993 and 105,049,820, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the New Sales Agreement and Purchase Agreement as well as shares issued in our public offering in February 2015.

Liquidity and Capital Resources

The Company has incurred recurring losses from operations as well as negative cash flows from operating activities during the fiscal year ended June 30, 2015, and the three months ended September 30, 2015, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through September 30, 2015, the Company has issued 3,628,323 shares for net proceeds of $4.6 million under the New Sales Agreement.

On July 29, 2015, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the

Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the Purchase Agreement. Through September 30, 2015, the Company issued 3,244,650 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses. The Company is precluded from selling additional shares of common stock to LPC as a result of the Stock Purchase Agreement with Discover Growth Fund, as described below, unless and until we receive shareholder approval on November 16, 2015 of Proposal No. 4 set forth in our definitive proxy statement dated October 2, 2015 (the “LPC Shareholder Approval”).

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Stock Purchase Agreement with Discover Growth Fund. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 900,000 shares of Common Stock to LPC at an exercise price of $1.00 per share.

On September 2, 2015, Unilife announced that in response to third-party initiated expressions of interest, the Company’s Board of Directors had engaged Morgan Stanley & Co. LLC to conduct a review of strategic alternatives to maximize shareholder value (the “Strategic Process”). This process is continuing and we have received interest from several parties. There can be no assurance that this exploration process will result in any initiatives, agreements or transactions that will enhance shareholder value.

On March 12, 2014 (the “Closing Date”), Unilife Medical Solutions, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with ROS Acquisition Offshore LP, (the “Lender” or “ROS”), as amended by the First Amendment to the Credit Agreement, dated September 30, 2014, the Second Amendment to the Credit Agreement, dated June 30, 2015, and the Third Amendment to the Credit Agreement dated October 13, 2015 (collectively referred to as the “Amended Credit Agreement”). Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches of $10.0 million each (collectively, the “Loans”) were committed by the Lender.

On September 30, 2014 the Borrower entered into a First Amendment to the Credit Agreement pursuant to which it received $10.0 million in proceeds from the second tranche on October 1, 2014 and $10.0 million in proceeds from the third tranche on November 10, 2014. On June 30, 2015, the Borrower entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015.

On October 13, 2015, the Borrower entered into a Third Amendment to the Credit Agreement. Pursuant to and subject to the terms of the Third Amendment to the Credit Agreement, the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million less fees and expenses, to be funded in tranches. Under the terms of the Amended Credit Agreement, the Borrower will be required to make funding requests and the Lender will not be obligated to fund such request unless the Borrower satisfies certain customary conditions precedent and the Lender agrees, in its discretion, to fund such request. As of November 6, 2015, the Borrower had borrowed $6.9 million under the Third Amendment to the Credit Agreement and has up to $3.1 million remaining. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement requires the Borrower to maintain a cash balance of $3.0 million, rather than $5.0 million, and also contains certain other covenants relating to financial performance, cash revenue targets and liquidity targets, among others.

In connection with the Credit Agreement, the Borrower entered into a royalty agreement (the “Royalty Agreement”) with ROS which will entitle ROS to receive royalty payments. Concurrent with the First Amendment to the Credit Agreement, the Borrower entered into a First Amendment to the Royalty Agreement and concurrent with the Third Amendment to the Credit Agreement, the Borrower entered into a Second Amendment to the Royalty Agreement (collectively with the Royalty Agreement, the “Amended Royalty Agreement”). Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay ROS 4.52% on the first $50.0 million of net sales (on a cash receipts basis as defined in the Amended Credit Agreement) in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buy out the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from approximately $21.9 million up to a maximum of approximately $37.2 million. The buyout amount varies based on when the buy-out option is exercised and the amounts disclosed assume that the full $10.0 million under the Amended Credit Agreement contemplated by the Third Amendment to the Credit Agreement is funded and would, in each case, be reduced by amounts previously paid by Borrower to ROS pursuant to the Amended Royalty Agreement. In connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement (together, the “Recent Amendments”), the Borrower also issued an amended and restated promissory note to the Lender (the “Amended and Restated Promissory Note”). The Amended and Restated Promissory Note reflects the Borrower’s commitment to repay to the Lender all amounts owed under the Amended Credit Agreement, including the additional amounts contemplated by the Third Amendment to the Credit Agreement.

On November 6, 2015, the Borrower received a waiver from the Lender of the covenant in the Amended Credit Agreement that requires the Borrower to generate $54.1 million in customer cash receipts from January 1, 2015 to December 31, 2015, subject to the Lender’s receipt of the fully executed Discover Purchase Agreement and related transaction documents as well as evidence of Borrower’s subsequent receipt of $7.5 million in gross proceeds from Discover Growth Fund. There were no other changes to the terms of the Amended Credit Agreement or Amended Royalty Agreement in connection with the waiver.

As previously disclosed, on September 14, 2015 the Company implemented a cost reduction and business realignment initiative pursuant to which the Company reduced its headcount by approximately 50 employees, or 17% of its workforce at the time. In connection with this initiative, we recorded a charge of approximately $0.4 million to operating expenses in the three month period ending September 30, 2015. On October 14, 2015, the Company implemented a second initiative to further reduce costs and employee headcount. The second cost reduction initiative included the following: (i) a workforce reduction of approximately 20 employees, or approximately 8% of the Company’s workforce at the time; and (ii) significant salary reductions for several executives, effective commencing with the October 16th payroll through December 31, 2015, including those described further below. The Company recorded a charge of approximately $0.1 million from severance costs related to the second cost reduction initiative during the month ended October 31, 2015. Both of these workforce reductions are expected to reduce annual operating costs by approximately $5.7 million. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers.

On October 13, 2015, the Company’s Chief Executive Officer, Alan D. Shortall, entered into an amendment to his employment agreement with the Company (the “Shortall Amendment”). Pursuant to the Shortall Amendment, Mr. Shortall agreed to a 100% reduction of his base salary and the elimination of Mr. Shortall’s car allowance through December 31, 2015.

On October 13, 2015, the Company’s Chief Financial Officer, David Hastings, the Company’s President and Chief Operating Officer, Ramin Mojdeh, the Company’s General Counsel and Secretary, John Ryan, and the Company’s Chief Accounting Officer and Treasurer, Dennis Pyers, each entered into amendments to their respective employment agreements with the Company (the “Executive Amendments”). Pursuant to their respective Executive Amendments, Mr. Hastings, Dr. Modjeh, Mr. Ryan and Mr. Pyers agreed to a 50% reduction of their respective base salaries through December 31, 2015. Additionally, under their respective Executive Amendments, Mr. Hastings, Dr. Mojdeh and Mr. Ryan agreed to the elimination of Company-provided automobiles or automobile allowances through December 31, 2015, and Dr. Mojdeh agreed to the elimination of temporary relocation housing payments by the Company through December 31, 2015.

The impact of the implementation of these cost reduction and business realignment initiatives during September and October 2015 is expected to result in a decrease in R&D expense by approximately 30% in fiscal 2016 and selling, general and administrative expense by approximately 20% in fiscal 2016, when compared to the annualized run rate for operating expenses in the fourth quarter of 2015. These percentage decreases exclude share based compensation and depreciation expense.

On November 9, 2015, the Company entered into and closed a Stock Purchase Agreement (the “Discover Purchase Agreement”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (the “Fund”). Pursuant to the Discover Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. The Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $1.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 3, 2014.

From the date of issuance, each share of Series A Preferred Stock will accrue dividends at a rate of 8.0% per annum (the “Dividend Rate”), subject to adjustment as discussed below, on its face value of $10,000 (the “Face Value”), payable upon conversion or redemption of such share and when, as and if otherwise declared by the Company’s Board of Directors. Dividends are payable either in cash or in shares of Common Stock at the Company’s sole discretion and are valued at (i) if there is no Trigger Event (as defined below), (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the Common Stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.05 per share of Common Stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.05 per share of Common Stock or (ii) following any Trigger Event, (A) 80.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $0.10 per share of Common Stock, not to exceed (B) 80.0% of the lowest sales price on the last day of any Measurement Period, less $0.10 per share of Common Stock. “Trigger Event” is defined as including, among other events, our uncured breach of the Certificate of Designations and any transaction documents, the occurrence of certain defaults under our material agreements, the suspension of our NASDAQ listing, bankruptcy, the appointment of a receiver, our failure to timely file any report under the Securities Exchange Act of 1934, as amended, or the unenforceability of any material provision of the Certificate of Designations. “Trading Market” is defined as the principal trading exchange or market for the Common Stock. “Measurement

Period” is defined as the period beginning on the date of issuance of any such shares of Series A Preferred Stock (“Issuance Date’) and ending, if no Trigger Event has occurred 3 trading days, and if a Trigger Event has occurred 30 trading days, after the number of shares have been delivered with respect to a conversion notice.

The dividend rate will adjust (i) downward by an amount equal to 100 basis points for each amount, if any, equal to $0.05 per share of common stock that the volume weighted average price of our common stock on any trading day rises above $1.50, down to a minimum of 0.0%; and (ii) upward by an amount equal to 150 basis points for each amount, if any, equal to $0.05 per share of common stock that volume weighted average price of our common stock on any trading day falls below $0.70, up to a maximum of 15.0%. In addition, the dividend rate will adjust upward by 10.0% upon any Trigger Event.

The Company will have the right, in its sole and absolute discretion, to redeem for cash all or any portion of the shares of Series A Preferred Stock then outstanding by paying the holder the following with respect to such shares: (i) if the redemption takes place on or after the seven-year anniversary of issuance (the “Dividend Maturity Date”), the Face Value; or (ii) if the redemption takes place prior to the Dividend Maturity Date, at an early redemption price equal to the Face Value plus any Conversion Premium (as defined below) minus any dividends paid. The “Conversion Premium” for each share of Series A Preferred Stock means the Face Value multiplied by the product of (A) the applicable Dividend Rate and (B) the number of whole years between the issuance date and the Dividend Maturity Date. The Company has the right to early redemption under certain circumstances, including upon a strategic transaction.

Each share of Series A Preferred Stock will be convertible into such number of shares of Common Stock equal to the Face Value divided by the Conversion Price. The Fund may convert its shares of Series A Preferred Stock at any time, and the Company may effect a conversion if there has been a minimum of $20 million, or 5 times the Face Value of Series A Preferred Stock being converted, whichever is lower, in aggregate trading volume in the prior 20 Trading Days, subject at all times to the Issuance Limitation (as defined below), the volume weighted price of a share of Common Stock is at least $0.50 and certain other conditions set forth in the Certificate of Designations (collectively, the “Equity Conditions”). Shares of Series A Preferred Stock shall mature seven years following the issuance date, at which time such shares will automatically convert into shares of Common Stock. However, we may redeem in cash at maturity, at our option, an amount per share equal to 100% of the liquidation value for the shares being redeemed. Upon any conversion, the Company will be required to issue Common Stock at the Conversion Price and pay the Dividend and Conversion Premium (in cash or, assuming the Equity Conditions are met, in stock at the Company’s discretion).

Upon any liquidation, dissolution or winding up of the Company (including by Deemed Liquidation Events as set forth in the Certificate of Designations, the holders of Series A Preferred Stock will be entitled to be paid out of our assets available for distribution to our stockholders, pari passu with holders of our preferred stock and common stock an amount equals to $10,000, plus any accrued but unpaid dividends thereon.

The holder of the Series A Preferred Stock will be prohibited from converting shares of Series A Preferred Stock into shares of our common stock if, as a result of the conversion, the holder, together with its affiliates, would beneficially own more than 4.99% of the total number of shares of our common stock then issued and outstanding, subject to adjustment up to 9.99% upon 61 days’ notice from the investor, which is referred to herein as the “Beneficial Ownership Limitation”.

The Discover Purchase Agreement also contains representations, warranties and covenants customary for transactions of this type.

As of November 6, 2015, the Company’s cash balance was approximately $6.6 million, including restricted cash of $2.0 million. This cash balance does not include proceeds from the Discover Fund Purchase Agreement. The remaining funding under the Amended Credit Agreement and proceeds from the Discover Fund Purchase Agreement along with the Company’s cash and restricted cash will provide the Company with sufficient liquidity to fund the Company’s operations only to December 31, 2015. However, the Company intends to raise additional capital through other sources, including through and the New Sales Agreement with Cantor Fitzgerald & Co and, if we obtain the LPC Shareholder Approval, through the LPC Purchase Agreement. The Company is also pursuing the Strategic Process. If the Company is able to complete a strategic transaction, the Company expects to have sufficient liquidity to operate the business through at least 12 months from the date of the consolidated financial statements included in this report. In addition, the Company may also pursue alternative sources of financing. However, the Company does not have any guaranteed sources of financing and there can be no assurance that cash from the Amended Credit Agreement, customer agreements or proceeds from the LPC Purchase Agreement or the New Sales Agreement will be available when needed, as such sources of liquidity are not entirely within its control. If it is unable to obtain additional financing or engage in a strategic transaction on acceptable terms and when needed, the Company may default under one or more of its debt obligations. A breach of any of the covenants related to its debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, the Company would be unable to pay the obligations as it does not have existing facilities or sufficient cash on hand to satisfy these obligations. These factors, and the factors described above, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company continues to have discussions with current and prospective customers for many active programs in its commercial pipeline and has executed several agreements featuring a combination of revenue streams and cash payments, including exclusivity fees, device customization programs and product sales. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize.

The following table summarizes our cash flows during the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,623)	$(13,107)
Investing activities	(2,785)	(3,594)
Financing activities	9,894	12,556

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended September 30, 2015 was $13.6 million compared to $13.1 million during the three months ended September 30, 2014. The increase in net cash used in operating activities was primarily due to the increase in net loss during the period, partially offset by the increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended September 30, 2015 and 2014 was $2.8 million and $3.6 million, respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2015 was $9.9 million compared to $12.6 million during the three months ended September 30, 2014.

During the three months ended September 30, 2015, we received $9.3 million in net proceeds from the issuance of common stock from our New Sales Agreement with Cantor Fitzgerald & Co. and our Purchase Agreement with LPC, $0.6 million in proceeds from borrowings from our CEO, which was partially offset by $0.4 million in principal debt repayments and royalty payments.

During the three months ended September 30, 2014, we received $12.4 million of proceeds in connection with our public offering of common stock under the Sales Agreement partially offset by $0.2 million in debt payments.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$107,469	$8,276	$15,117	$67,782	$16,294
Operating leases	8,609	1,241	2,502	2,553	2,313
Purchase obligations	17,180	17,180	—	—	—

Total contractual obligations	$133,258	$26,697	$17,619	$70,335	$18,607

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, with the participation of our management, has evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 14, 2015 we were served with a purported injunctive action filed in the Superior Court of the State of Connecticut by Biodel, Inc. seeking to temporarily enjoin the Company from entering into a transaction that will jeopardize the Company’s ability to perform its obligations under our agreement with Biodel and a claim for damages under the Connecticut Unfair Trade Practices Act. On September 30, 2015 we filed a motion to dismiss the complaint in its entirety for failure to state a legally cognizable claim and that Biodel’s claims for relief are meritless, and that motion is currently pending. We believe that Biodel’s claims and demands for relief are wholly without merit and we are vigorously defending the action.

We do not believe there will be any material impact to us or our business as a result of any of these matters.

Item 5.	Other Information

CEO Pledge of Common Stock

As disclosed in our definitive proxy statement dated October 2, 2015, our CEO Alan Shortall previously pledged 4,851,668 shares of our common stock as security for several loans from two lenders. As a result of the decline in the market price of our common stock, Mr. Shortall defaulted on the loans with one of the lenders and, upon such default, Mr. Shortall may be deemed to have transferred beneficial ownership of 2,951,668 shares of common stock (the “Default Shares”) to the lender on September 30, 2015. As of the date hereof, Mr. Shortall has negotiated various amendments to and/or forbearance agreements with respect to these loans as a result of which, among other things, (1) Mr. Shortall made cash payments to the lenders, pledged an additional 450,000 shares of common stock to one of the lenders, may be deemed to have reacquired beneficial ownership of the Default Shares as of October 26, 2015, and is required to make future cash payments of up to $1,204,400 in the aggregate on or before March 31, 2016 and/or deliver additional collateral of up to $722,298.09 in the aggregate on or before January 15, 2016; (2) the market prices at which the loans with one of the lenders may trigger default were reset to either $0.941 per share (for two loans) or $1.003 per share (for one loan), provided that such lender has agreed not to take any action with respect to any default arising from the market price of the common stock until March 31, 2016; (3) the market price at which the loans with the other lender would default was reset to $0.70 per share for the period of October 28, 2015 to January 14, 2016 and $0.77 per share for the period from and after January 15, 2016; (4) Mr. Shortall may be required to make future cash payments to one of the lenders at maturity; and (5) certain collateral will be held by one of the lenders for one year following loan settlement. If the market price of the common stock declines or if Mr. Shortall does not comply with his other obligations under the loan documents, Mr. Shortall may again default on these loans, in which event Mr. Shortall may forfeit his pledged shares and any other collateral, among other things.

On November 3, 2015, Mr. Shortall disclosed the foregoing matters and filed forms of the relevant loan agreements, amendments and forbearance agreements in an amendment to his Schedule 13D filed with the Securities and Exchange Commission.

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Third Amendment to Credit Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP. incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed October 16, 2015

10.2	Second Amendment to Royalty Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L. incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed October 16, 2015

10.3	Amended and Restated Promissory Note, dated as of October 13, 2015, for up to $70,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP. incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed October 16, 2015

10.4	Waiver to Credit Agreement, dated November 6, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore	X

10.5	Promissory Note, dated September 30, 2015, for $600,000 by Unilife Corporation in favor of Alan D. Shortall	X

10.6	Fourth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Alan D. Shortall	X

10.7	Fifth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D.	X

10.8	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and David C. Hastings	X

10.9	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Dennis P. Pyers	X

10.10	Second Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and John C. Ryan	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer