Form 10-Q
period 2015-12-31
Unilife Corp
filed 2016-02-10
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 5, 2016, 166,586,020 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31, 2015	June 30, 2015
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$17,971	$12,303
Restricted cash	2,400	2,400
Accounts receivable	2,957	1,530
Inventories	122	151
Prepaid expenses and other current assets	2,481	656

Total current assets	25,931	17,040
Property, plant and equipment, net	81,761	66,148
Goodwill	9,249	9,685
Other assets	1,296	1,256

Total assets	$118,237	$94,129

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$10,663	$4,042
Accrued expenses	18,142	5,074
Current portion of long-term debt	1,949	775
Preferred stock conversion liability	4,802	—
Deferred revenue	3,715	4,942

Total current liabilities	39,271	14,833
Long-term debt, less current portion	93,189	79,660
Deferred revenue	32,550	17,550

Total liabilities	165,010	112,043

Contingencies (Note 10)
Redeemable convertible preferred stock, Series A — subject to redemption, $0.01 par value, 790 shares authorized, 790 and 0 shares issued, and 490 and 0 shares outstanding as of December 31, 2015 and June 30, 2015, respectively	2,450	—
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2015; none issued and outstanding as of December 31, 2015 and June 30, 2015	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized as of December 31, 2015; 155,438,426 and 131,976,153 shares issued, and 155,409,756 and 131,947,483 shares outstanding as of December 31, 2015 and June 30, 2015, respectively	1,554	1,320
Additional paid-in-capital	384,999	364,817
Accumulated deficit	(435,867)	(384,580)
Accumulated other comprehensive income	231	669
Treasury stock, at cost, 28,670 shares as of December 31, 2015 and June 30, 2015, respectively	(140)	(140)

Total stockholders’ deficit	(49,223)	(17,914)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$118,237	$94,129

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$4,499	$5,403	$7,686	$6,783

Research and development	10,533	11,309	26,537	22,285
Selling, general and administrative	8,774	9,508	18,002	17,708
Depreciation and amortization	1,422	1,253	2,965	2,353

Total operating expenses	20,729	22,070	47,504	42,346

Operating loss	(16,230)	(16,667)	(39,818)	(35,563)
Interest expense	1,872	1,805	3,556	2,914
Change in fair value of financial instruments	7,325	940	7,927	3,170
Other (income) expense, net	(4)	(25)	(14)	2

Net loss	(25,423)	(19,387)	(51,287)	(41,649)
Other comprehensive (income) loss, net:
Foreign currency translation	(378)	707	438	1,542

Comprehensive loss	$(25,045)	$(20,094)	$(51,725)	$(43,191)

Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.41)	$(0.39)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended December 31, 2015

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
	(In thousands, except share data)
Balance as of July 1, 2015	131,976,153	$1,320	$364,817	$(384,580)	$669	$(140)	$(17,914)
Net loss	—	—	—	(51,287)	—	—	(51,287)
Foreign currency translation	—	—	—	—	(438)	—	(438)
Issuance of warrants	—	—	486	—	—	—	486
Conversion of redeemable convertible preferred stock	15,442,803	154	4,416	—	—	—	4,570
Remeasurement of redeemable convertible preferred stock	—	—	(1,047)	—	—	—	(1,047)
Share-based compensation expense	974,772	10	7,010	—	—	—	7,020
Issuance of common stock from public offerings, net of issuance costs	7,044,698	70	9,317	—	—	—	9,387

Balance as of December 31, 2015	155,438,426	$1,554	$384,999	$(435,867)	$231	$(140)	$(49,223)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(51,287)	$(41,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,965	2,353
Share-based compensation expense	7,020	4,728
Recognition of deferred revenue	(2,358)	(125)
Non-cash interest expense	1,194	782
Change in fair value of financial instruments	7,927	3,170
Changes in assets and liabilities:
Accounts receivable	(797)	(2,260)
Inventories	29	(23)
Prepaid expenses and other current assets	(1,825)	139
Other assets	6	71
Accounts payable	6,651	2,243
Accrued expenses	1,255	1,634
Deferred revenue	15,501	3,908

Net cash used in operating activities	(13,719)	(25,029)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,750)	(6,920)

Net cash used in investing activities	(6,750)	(6,920)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(289)	(315)
Payment of royalty liability	(309)	—
Proceeds from issuance of long-term debt	10,600	20,000
Proceeds from the issuance of common stock, net of issuance costs	9,387	12,401
Proceeds from the issuance of preferred stock, net of issuance costs	7,172	—
Payment of financing costs	(143)	(52)
Dividend payment on redeemable convertible preferred stock	(280)	—

Net cash provided by financing activities	26,138	32,034
Effect of exchange rate changes on cash	(1)	(5)

Net increase in cash and cash equivalents	5,668	80
Cash and cash equivalents at beginning of period	12,303	8,368

Cash and cash equivalents at end of period	$17,971	$8,448

Supplemental disclosure of cash flow information
Cash paid for interest	$2,059	$2,948

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$12,280	$281

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

The Company’s growing base of customers includes Amgen, Sanofi, MedImmune, AbbVie, Novartis and Hikma. In addition to the filling, assembly and/or packaging of our product with an injectable therapy, the Company’s customers are also responsible for the regulatory approval, sale and marketing of their final drug-device combination product. With certain of our devices that we could sell directly to healthcare providers or end users without having them pre-filled with a drug by a pharmaceutical company, we would be responsible for the regulatory approval, sale and marketing of the final device. In addition to product sales, the Company can generate revenue and cash receipts from customization programs, upfront fees, and payments for exclusive and non-exclusive access and royalties.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2015, or fiscal 2015, contained in its Annual Report on Form 10-K.

2. Liquidity

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal 2015, and the six months ended December 31, 2015, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On October 13, 2015, Unilife Medical Solutions, Inc., a subsidiary of the Company (the “Borrower”) entered into a Third Amendment to the Credit Agreement, dated March 12, 2014, by and between ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”), and the Borrower (the “Credit Agreement”, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Third Amendment to the Credit Agreement, the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million less fees and expenses. As of December 31, 2015, the Borrower had borrowed $10.0 million under the Third Amendment to the Credit Agreement. Under the Amended Credit Agreement, Borrower’s prepayments and repayments of any unpaid principal amount of the Loans (as defined below) shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement requires the Borrower to maintain a cash balance of $3.0 million, rather than $5.0 million, and also contains certain other covenants relating to financial performance, cash revenue targets and liquidity targets, among others.

In connection with the Credit Agreement, the Borrower entered into a royalty agreement (the “Royalty Agreement”, as amended the “Amended Royalty Agreement) with Royalty Opportunities S.A.R.L. (“ROS”) which entitles ROS to receive royalty payments. Concurrent with the Third Amendment to the Credit Agreement, the Borrower entered into a Second Amendment to the Royalty Agreement. Pursuant to and subject to the terms of the Amended Royalty Agreement, Borrower has agreed to pay ROS 4.52% on the first $50.0 million of net sales (on a cash receipts basis as defined in the Amended Credit Agreement) in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year. Borrower has the right to buy out the Amended Royalty Agreement at any time on or before

March 12, 2018 at a reduced amount. The buy-out amount ranges from approximately $21.9 million up to a maximum of approximately $37.2 million. The buy-out amount varies based on when the buy-out option is exercised in each case and would be reduced by amounts previously paid by Borrower to ROS pursuant to the Amended Royalty Agreement. In connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement, the Borrower also issued an amended and restated promissory note to the Lender (the “Amended and Restated Promissory Note”). The Amended and Restated Promissory Note reflects the Borrower’s commitment to repay to the Lender all amounts owed under the Amended Credit Agreement, including the additional amounts contemplated by the Third Amendment to the Credit Agreement.

On November 6, 2015, the Borrower received a waiver from the Lender of the covenant in the Amended Credit Agreement that requires the Borrower to generate $54.1 million in customer cash receipts from January 1, 2015 to December 31, 2015, subject to certain conditions that the Company satisfied. There were no other changes to the terms of the Amended Credit Agreement or Amended Royalty Agreement in connection with the waiver.

On December 31, 2015, the Borrower entered into the Fourth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fourth Amendment to the Credit Agreement, the Lender agreed to defer the due date for the December 31, 2015 interest payment (in the amount of $1.7 million) (the “Interest Payment”) to February 5, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fourth Amendment to the Credit Agreement.

On January 31, 2016, the Borrower entered into the Fifth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fifth Amendment to the Credit Agreement, the Lender agreed to further defer the due date for the Interest Payment to Tuesday, February 9, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fifth Amendment to the Credit Agreement.

On January 31, 2016, the Company and the Borrower entered into the Third Amendment to the Royalty Agreement with ROS. The Third Amendment to the Royalty Agreement became effective as of January 29, 2016. Pursuant to and subject to the terms of the Third Amendment to the Royalty Agreement, ROS agreed to defer the due date for (i) $0.1 million of the January 30, 2016 royalty payment to February 1, 2016, and (ii) $0.7 million of the January 30, 2016 royalty payment to February 9, 2016.

As previously disclosed, on September 14, 2015 the Company implemented a cost reduction and business realignment initiative pursuant to which the Company reduced its headcount by approximately 50 employees, or 17% of its workforce at the time. In connection with this initiative, we recorded a charge of approximately $0.4 million to operating expenses in the three-month period ended September 30, 2015. On October 14, 2015, the Company implemented a second initiative to further reduce costs and employee headcount. The second cost reduction initiative included the following: (i) a workforce reduction of approximately 20 employees, or approximately 8% of the Company’s workforce at the time; and (ii) significant salary reductions for several executives, effective commencing with the October 16th payroll through December 31, 2015, including those described further below. The Company recorded a charge of approximately $0.1 million from severance costs related to the second cost reduction initiative during the month ended October 31, 2015. Both of these workforce reductions are expected to reduce annual operating costs by approximately $5.7 million. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers.

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

On November 9, 2015, the Company entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with a Cayman Islands exempted mutual fund (the “Fund”). Pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable

Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. The Series A Preferred Stock was convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $1.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 3, 2014. See note 4 “Equity Transactions and Share-Based Compensation” for more information regarding the Preferred Stock Purchase Agreement.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through December 31, 2015, the Company has issued 3,800,048 shares for net proceeds of $4.6 million under the New Sales Agreement.

On July 29, 2015, the Company entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Through December 31, 2015, the Company issued 3,244,650 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses.

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 900,000 shares of Common Stock to LPC at an exercise price of $1.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $0.54 per share of Common Stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.

On September 2, 2015, Unilife announced that in response to third-party initiated expressions of interest, the Company’s Board of Directors had engaged Morgan Stanley & Co. LLC to conduct a review of strategic alternatives to maximize shareholder value (the “Strategic Process”). As more fully set forth below, this process is continuing. There can be no assurance that this exploration process will result in any initiatives, agreements or transactions that will enhance shareholder value.

On December 2, 2015, the Company received a written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, for the 30 consecutive business days ended December 1, 2015, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 31, 2016, to regain compliance. If at any time before May 31, 2016, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.

If the Company does not regain compliance with Nasdaq Listing Rule 5550(a)(2) within the initial 180-calendar day compliance period, the Company may be eligible for an additional 180-calendar day compliance period if it transfers the listing of its common stock to the NASDAQ Capital Market, provided that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the minimum bid price requirement) and provides written notice of its intention to cure the minimum bid price deficiency during the additional 180-day compliance period. However, if it appears to the Nasdaq Staff that the Company will not be able to cure such deficiency, or if the Company is otherwise not eligible or does not submit an application requesting the additional compliance period, the Nasdaq Staff would notify the Company that its securities would be subject to delisting.

The Company is actively monitoring its performance with respect to the listing standards and is currently considering available options to resolve the deficiency and regain compliance with Nasdaq Listing Rule 5550(a)(2), including, without limitation, the Strategic Process.

        On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). The Exclusivity Agreement was entered into in connection with the previously announced Strategic Process by the Company of potential strategic alternatives, including a strategic partnership with one or more parties or the licensing of some of the Company’s proprietary technologies (a “Potential Transaction”). Pursuant to the Exclusivity Agreement, the Company agreed to negotiate a Potential Transaction exclusively with the Counterparty until the earlier of January 31, 2016 or the Counterparty notifies the Company in writing that it has ceased to consider a Potential Transaction (the “Exclusivity Period”). Pursuant to the Exclusivity Agreement, the Counterparty paid to the Company a non-refundable $15.0 million deposit (the “Deposit”) as consideration for non-exclusive and exclusive rights and licenses provided for in the Exclusivity Agreement. On January 31, 2016, the Company entered into an amendment (the “Exclusivity Amendment”) to the Exclusivity Agreement. The Exclusivity Amendment extended the Exclusivity Period until 11:59 PM U.S. Pacific Time on Friday, February 5, 2016 while the parties continue in good faith to negotiate a definitive agreement. On February 5, 2016, the Company entered into a second amendment (the “Second Exclusivity Amendment”) to the Exclusivity Agreement with the Counterparty. The Second Exclusivity Amendment extends the Exclusivity Period until 11:59 PM U.S. Pacific Time on Monday, February 15, 2016 while the parties continue in good faith to negotiate a definitive agreement.

As of February 5, 2016, the Company’s cash balance was approximately $13.2 million, including restricted cash of $2.3 million. The Company believes its cash and restricted cash will provide the Company with sufficient liquidity to fund the Company’s operations only to March 31, 2016. However, the Company may raise additional capital through other sources, including through the New Sales Agreement with Cantor Fitzgerald & Co and through the LPC Purchase Agreement. The Company is also pursuing the Strategic Process. If the Company is able to complete a strategic transaction, the Company expects to have sufficient liquidity to operate the business through at least 12 months from the date of the consolidated financial statements included in this report. In addition, the Company may also pursue alternative sources of financing. However, the Company does not have any guaranteed sources of financing and there can be no assurance that cash from customer agreements or proceeds from the LPC Purchase Agreement or the New Sales Agreement will be available when needed, as such sources of liquidity are not entirely within its control. If it is unable to obtain additional financing or engage in a strategic transaction on acceptable terms and when needed, the Company may default under one or more of its debt obligations. A breach of any of the covenants related to its debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, the Company would be unable to pay the obligations as it does not have existing facilities or sufficient cash on hand to satisfy these obligations. These factors, and the factors described above, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition, royalty liability valuation, preferred stock conversion liability (the “Preferred Stock Conversion”) valuation, and share-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company has elected to measure its royalty agreement liability at fair value in accordance with ASC 825, Financial Instruments. The fair value of the royalty liability is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses a methodology and assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis uses a discounted cash flow methodology under the income approach based on the present value sum of payments to be made in the future. The fair value of the royalty agreement liability is estimated by applying a risk adjusted discount rate to the adjusted royalty revenue stream. These fair value estimates are most sensitive to changes in the payment stream.

The Company accounts for derivative financial instruments in accordance with ASC 815-40, Derivative and Hedging — Contracts in Entity’s Own Equity. Instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Preferred Stock Conversion valuation analysis uses the estimated dividend rate based on the volume-weighted average price of the Company’s common stock at the date the Preferred Stock Conversion is measured.

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

In November 2015, the FASB issued new guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on July 1, 2017, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures; however, at the present time the Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

4. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $3.4 million and $2.8 million during the three months ended December 31, 2015 and 2014, respectively, and $7.0 million and $4.7 million during the six months ended December 31, 2015 and 2014, respectively.

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

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 900,000 shares of Common Stock to LPC at an exercise price of $1.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $0.54 per share of Common Stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	2,508,154	$3.78
Canceled	(120,828)	3.29
Expired	(80,000)	2.74

Outstanding as of December 31, 2015	2,307,326	3.73	6.1	$0

Exercisable as of December 31, 2015	1,792,326	$3.74	6.0	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2015:

	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	1,050,000	$4.20
Granted	900,000	1.00
Expired	(600,000)	5.30

Outstanding as of December 31, 2015	1,350,000	$1.58	4.2	$0

Exercisable as of December 31, 2015	450,000	$2.74	1.9	$0

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no options exercised during the three and six months ended December 31, 2015 and 2014, respectively.

There were no options granted during the three and six months ended December 31, 2015 and 2014, respectively.

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

For employees, the fair value of restricted stock is measured on the date of grant using the price of the Company’s common stock on that date. Share-based compensation expense for restricted stock issued to employees is recognized on a straight-line basis over the requisite service period, which is generally the longest vesting period. For restricted stock granted to consultants, the fair value of the awards will be re-valued on a quarterly basis and marked to market until vested. Share-based compensation expense for restricted stock issued to consultants is recognized ratably over each vesting tranche. The following is a summary of activity related to restricted stock awards during the six months ended December 31, 2015:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2015	10,731,776	$2.88
Granted	1,285,000	1.04
Vested	(1,490,000)	3.19
Cancelled	(354,478)	3.45

Unvested as of December 31, 2015	10,172,298	$2.59

Preferred Stock Purchase Agreement

On November 9, 2015, the Company entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with a Cayman Islands exempted mutual fund (the “Fund”). Pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. Prior to the full conversion of the Series A Preferred stock (as more fully discussed below), the Series A Preferred Stock was convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $1.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the SEC on October 3, 2014.

From the date of issuance, each share of Series A Preferred Stock accrued dividends at a rate of 8.0% per annum (the “Dividend Rate”), subject to adjustment as discussed below, on its face value of $10,000 (the “Face Value”), payable upon conversion or redemption of such share and when, as and if otherwise declared by the Company’s Board of Directors. Dividends were paid either in cash or in shares of Common Stock at the Company’s sole discretion and were valued at (i) if there was no Trigger Event (as defined below), (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the Common Stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.05 per share of Common Stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.05 per share of Common Stock or (ii) following any Trigger Event, (A) 80.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $0.10 per share of Common Stock, not to exceed (B) 80.0% of the lowest sales price on the last day of any Measurement Period, less $0.10 per share of Common Stock. “Trigger Event” is defined as including, among other events, our breach of the Certificate of Designations and any transaction documents, the occurrence of certain defaults under our material agreements, the suspension of our NASDAQ listing, bankruptcy, the appointment of a receiver, our failure to timely file any report under the Securities Exchange Act of 1934, as amended, or the unenforceability of any material provision of the Certificate of Designations. “Trading Market” is defined as the principal trading exchange or market for the Common Stock. “Measurement Period” is defined as the period beginning on the date of issuance of any such shares of Series A Preferred Stock and ending, if no Trigger Event has occurred 3 trading days, and if a Trigger Event has occurred 30 trading days, after the number of shares have been delivered with respect to a conversion notice.

The Dividend Rate was adjusted (i) downward by an amount equal to 100 basis points for each amount, if any, equal to $0.05 per share of Common Stock that the volume weighted average price of our Common Stock on any trading day rose above $1.50, down to a minimum of 0.0%; and (ii) upward by an amount equal to 150 basis points for each amount, if any, equal to $0.05 per share of Common Stock that volume weighted average price of our Common Stock on any trading day fell below $0.70, up to a maximum of 15.0%. In addition, the Dividend Rate was adjusted upward by 10.0% upon any Trigger Event.

Each share of Series A Preferred Stock was convertible into such number of shares of Common Stock equal to the Face Value divided by the Conversion Price. Upon any conversion, the Company issued Common Stock at the Conversion Price and paid the dividend and conversion premium (“Dividend”) (in one instance in cash and the remaining instances in stock at the Company’s discretion). The Company was prohibited from issuing shares of Common Stock upon conversion of the Series A Preferred Stock if, as a result of the conversion, the holder, together with its affiliates, would beneficially own more than 4.99% of the total number of shares of the Company’s Common Stock then issued and outstanding, subject to adjustment up to 9.99% upon 61 days’ notice from the investor, which is referred to herein as the “Beneficial Ownership Limitation”. The Preferred Stock Purchase Agreement also contains representations, warranties and covenants customary for transactions of this type.

In November 2015 and December 2015, the Fund delivered to the Company notices of conversion totaling an aggregate of 300 shares of Series A Preferred Stock (the “Initial Conversion Notices”) and the Company issued an aggregate of 10,254,963 shares of Common Stock and paid $0.3 million in cash to satisfy the Initial Conversion Notices. Calculations in the Initial Conversion Notices were based upon the occurrence of a Trigger Event.

As described above, the amount of any Dividend varied based on the Company’s share price during the applicable Measurement Period. If the Company’s share price declined during the Measurement Period with respect to a conversion notice, the number of shares owed to the Fund pursuant to such conversion notice would have changed and the Company was then required to issue the additional shares owed. During December 2015, the Company issued an additional 5,187,840 shares of Common Stock as additional Dividend with respect to the Conversion Notices as a result of a decline in the share price during the applicable Measurement Periods.

On January 4, 2016, the Fund delivered to the Company a notice of conversion for 40 shares of Series A Preferred Stock (the “January 4th Conversion Notice” and together with the Initial Conversion Notices, the “Conversion Notices”) and the Company issued the Fund 2,460,351 shares of Common Stock. During January 2016, the Company issued an additional 1,627,058 shares of Common Stock as additional Dividend with respect to the Conversion Notices as a result of a decline in the share price during the applicable Measurement Periods.

On February 3, 2016, Company entered into a First Amendment (the “First Amendment to the Preferred Stock Purchase Agreement”) to the Preferred Stock Purchase Agreement with the Fund. Pursuant to the First Amendment to the Preferred Stock Purchase Agreement, the Company acknowledged that the Fund had at all times fully and completely complied with all of its obligations under the Preferred Stock Purchase Agreement. The Fund has converted all of the Preferred Shares, and the parties entered into the First Amendment to the Preferred Stock Purchase Agreement to resolve the final and total of number shares of the Company’s Common Stock to be delivered by the Company to the Fund as a result of the conversion.

Pursuant to the First Amendment to the Purchase Agreement, in full accord and satisfaction of all obligations under the Purchase Agreement and the remaining transaction documents (as defined in the Preferred Stock Purchase Agreement), the Company agreed to issue to the Fund an additional 8,316,678 shares (collectively, the “Shares”) of Common Stock, the approximate amount that may be issued under Nasdaq Listing Rule 5635(d) without shareholder approval which the Company did not obtain. On February 3, 2016, the Company issued and delivered to the Fund 7,250,000 of the Shares. The Company agreed to notify its transfer agent to issue the remaining 1,066,678 Shares immediately upon written request by the Fund.

Pursuant to the First Amendment to the Purchase Agreement, upon the timely delivery of the remaining 1,066,678 Shares, the Company will have no further obligations to the Fund with respect to any of the Series A Preferred Stock, Conversion Notices (as defined in the Company’s Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred

Stock) or any of the transaction documents. Following the issuance of the remaining 1,066,678 Shares, the Company will have issued 27,846,890 shares of Common Stock to the Fund in connection with the Preferred Stock Purchase Agreement, as amended by the First Amendment to the Preferred Stock Purchase Agreement. The Fund is no longer the holder of any Series A Preferred Stock.

The First Amendment to the Preferred Stock Purchase Agreement contains a mutual release of claims between the Company and the Fund and contains customary representations and warranties made by such parties. The Company also agreed to provide the Fund with indemnification for breaches of the First Amendment to the Preferred Stock Purchase Agreement and for certain third-party claims, and the Fund agreed to continue the same activity restrictions provided for in the Preferred Stock Purchase Agreement.

The Company accounted for the Series A Preferred Stock and the related Dividend as two separate units, i.e. Series A Preferred Stock and Preferred Stock Conversion. The Company determined that the Series A Preferred Stock should be classified as temporary equity based on the requirement to provide registered shares of the Company’s Common Stock upon conversion and the related Dividend should be classified as a liability at fair value. Therefore, the 490 shares of Series A Preferred Stock outstanding at December 31, 2015 are not reflected as outstanding in the Stockholders’ Deficit Section of the consolidated balance sheet. Accordingly, the proceeds recorded as temporary equity for the Series A Preferred Stock represents the proceeds from the issuance less initial fair value of Preferred Stock Conversion and related issuance costs. As a result, on November 9, 2015, the Company recorded the net proceeds of $7.2 million between the Series A Preferred Stock ($2.8 million) and the initial Preferred Stock Conversion at its fair value ($4.4 million). The Company adjusted the fair value of the Preferred Stock Conversion and the redemption value of the Redeemable Convertible Preferred Stock, Series A, at December 31, 2015 to $4.8 million and $2.5 million, respectively, based on the remaining 490 shares of Redeemable Convertible Preferred Stock.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2015	June 30, 2015
	(in thousands)
Building	$32,363	$32,359
Machinery and equipment	29,270	27,530
Computer software	2,981	2,910
Furniture and fixtures	1,386	1,345
Construction in progress	34,053	17,601
Land	2,036	2,036
Leasehold improvements	437	270

	102,526	84,051
Less: accumulated depreciation and amortization	(20,765)	(17,903)

Property, plant and equipment, net	$81,761	$66,148

Construction in progress as of December 31, 2015 consisted of amounts incurred in connection with machinery and equipment and facility related costs, including capitalized interest. Interest capitalized during the three and six month periods ended December 31, 2015 was $0.7 million and $1.4 million, respectively.

The Company is past due with respect to certain billings from the general contractor and sub-contractors related to building and clean room expansion activities for machinery and equipment accounted for as construction in progress as of December 31, 2015. The general contractor and certain sub-contractors have filed mechanics liens against the Company’s property in connection with the amounts past due in the amount of approximately $5.8 million.

6. Goodwill

The changes in the carrying amount of goodwill during the six months ended December 31, 2015 are as follows:

(in thousands)
Balance as of July 1, 2015	$9,685
Foreign currency translation	(436)

Balance as of December 31, 2015	$9,249

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2015	June 30, 2015
	(In thousands)
Accrued payroll and other employee related expenses	$3,751	$2,781
Accrued cost related to construction in process	12,127	314
Accrued other	2,264	1,979

Total accrued expenses	$18,142	$5,074

8. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2015	June 30, 2015
	(In thousands)
10.25% Term loan, due March 2020	$66,660	$55,518
Royalty agreement liability	13,180	9,930
6.00% Mortgage loan, due December 2031	12,594	12,812
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	2,006	2,033
Other	698	142

	95,138	80,435
Less: current portion of long-term debt	1,949	775

Total long-term debt	$93,189	$79,660

Term Loan

As discussed earlier in this Form 10-Q, on March 12, 2014, (the “Closing Date”), the Borrower entered into the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million. A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014, the Borrower entered into a First Amendment to the Credit Agreement to accelerate the funding of the two additional tranches pursuant to which it received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014.

On October 13, 2015, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million, less fees and expenses incurred in connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement. Through December 31, 2015, the Company received the full amount of additional proceeds under the Amended Credit Agreement in the amount of $10.0 million. The Third Amendment to the Credit Agreement also modified the Borrower’s liquidity covenant whereby, under the Amended Credit Agreement, the Borrower is now required to maintain a cash balance of $3.0 million as of October 13, 2015, rather than $5.0 million.

The Loan bears interest at 9.25% per annum plus the greater of three-month LIBOR or 1.0%, payable in cash quarterly and as otherwise described in the Amended Credit Agreement. A default interest rate of 14.25% per annum plus the greater of three-month LIBOR or 1.0% shall apply during the existence of a default under the Amended Credit Agreement. The Loans are interest-only until March 12, 2020 (the “Maturity Date”).

Unless the loan facility is otherwise terminated earlier pursuant to the terms of the Amended Credit Agreement, the Borrower is required to repay in full the unpaid principal amount of the Loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium on the Maturity Date. The Borrower can make voluntary repayments at any time of any unpaid principal amount of the Loans, plus a 10.0% repayment premium. The Borrower must make mandatory prepayments in certain prescribed circumstances, including, without limitation, certain dispositions of assets and certain casualty events. In such events, the Borrower must prepay to Lender 100% of the net cash proceeds received.

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

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year, maintaining a minimum liquidity target of $3.0 million, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the Amended Credit Agreement and the related security agreements. On June 30, 2015, the Company entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015. On November 6, 2015, the Borrower received a waiver from the Lender of the minimum cash revenue target for the calendar year ending December 31, 2015. As of and for the six months ended December 31, 2015, the Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement. However, there can be no assurance that the Company will be able to maintain the minimum liquidity target during the 12-month period from December 31, 2015.

On October 13, 2015, the Borrower entered into the Second Amendment to the Royalty Agreement (the “Amended Royalty Agreement”) with ROS, which will entitle ROS to receive royalty payments. Pursuant to and subject to the terms of the Second Amendment to the Royalty Agreement, Borrower has agreed to pay ROS 4.52% on the first $50.0 million of net sales in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year, up from 3.875%, 1.50% and 0.375%, respectively. Borrower continues to have the right to buy out the Amended Royalty Agreement at any time; however, under the Amended Royalty Agreement, the buy-out amounts have increased. To buy-out the Amended Royalty Agreement on or before March 12, 2016, the Borrower would pay approximately $21.9 million under the Second Amendment to the Royalty Agreement rather than approximately $13.1 million under the First Amendment to the Royalty Agreement. Thereafter, the buy-out amount increases on March 13 of each year up to a maximum of approximately $37.2 million under the Second Amendment to the Royalty Agreement, as compared to approximately $26.3 million under the First Amendment to the Credit Agreement. The buy-out amount varies based on when the buy-out option is exercised and would, in each case, be reduced by amounts previously paid by Borrower to ROS pursuant to the Amended Royalty Agreement. In the event of default under the Amended Credit Agreement, OrbiMed will have a put option that will make the royalty amounts due immediately. The Amended Royalty Agreement has a term commencing on the Closing Date and ending on the earlier of (i) the tenth anniversary of the Closing Date and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by the Borrower. As the Company has elected to value the Amended Royalty Agreement at fair value, the put option feature does not meet the criterion of ASC 815-15-25-1b and thus is not separated from the host contract and accounted for as a derivative instrument.

On December 31, 2015, the Borrower entered into a Fourth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fourth Amendment to the Credit Agreement, the Lender agreed to defer the due date for the December 31, 2015 interest payment (in the amount of $1.7 million) (the “Interest Payment) to February 5, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fourth Amendment to the Credit Agreement.

On January 31, 2016, the Borrower entered into the Fifth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fifth Amendment to the Credit Agreement, the Lender agreed to further defer the due date for the Interest Payment to Tuesday, February 9, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fifth Amendment to the Credit Agreement.

On January 31, 2016, the Borrower entered into the Third Amendment to the Royalty Agreement with ROS. The Third Amendment to the Royalty Agreement became effective as of January 29, 2016. Pursuant to and subject to the terms of the Third Amendment to the Royalty Agreement, ROS agreed to defer the due date for (i) $0.1 million of the January 30, 2016 royalty payment to February 1, 2016, and (ii) $0.7 million of the January 30, 2016 royalty payment to February 9, 2016.

The Company determined that the Amended Credit Agreement and the Amended Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Closing Date, the royalty liability was determined to have a fair value of $7.0 million and the initial $40.0 million provided under the Credit Agreement was allocated the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during the three months ended December 31, 2014 and the $10.0 million received during the three months ended December 31, 2015 were reflected as incremental debt. The carrying value of the debt will be accreted to the face value over the loan term based on the effective interest rate. The royalty liability will be adjusted to fair value on a quarterly basis. As of December 31, 2015, the fair value of the royalty liability was $13.2 million.

There are cross-defaults in the Amended Credit Agreement, Metro Bank loan (as described below) and Keystone/CFA Loan (as described below), so that a default under one agreement could trigger a default under the others. Metro Bank, the Lender under the Amended Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.

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

The original Metro Bank loan documents contain certain customary covenants, including the maintenance of a debt service reserve account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheets, which will remain in place until Cross Farm and Metro agree on the financial covenants. In addition the Company is required to maintain a cash balance of $5.0 million inclusive of the $2.4 million reserve account. The terms of the original Metro Bank loan documents allow the Company to use the debt service reserve account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company is in compliance with its debt covenants as of and for the six months ended December 31, 2015. However, there can be no assurance that the Company will be able to maintain the debt service reserve account balance for a period of 12 months from December 31, 2015. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given Metro Bank a lien on the building and real estate and the debt service reserve account.

Commonwealth of Pennsylvania Financing Authority Loan

In December 2010, Cross Farm received a $2.25 million loan from Keystone Redevelopment Group, LLC (“Keystone”) for land and the construction of its current manufacturing facility. The loan bears interest at a rate of 5.00% per annum, matures in January 2021 and is secured by a third mortgage on the facility. Keystone assigned the loan and mortgage (the “Keystone/CFA Loan”) to the Commonwealth of Pennsylvania Financing Authority. In connection with the Keystone/CFA Loan, Cross Farm entered into an intercreditor agreement by which the Commonwealth of Pennsylvania agreed that it would not exercise its rights in the event of a default by Cross Farm without the consent of Metro Bank, which holds the first mortgage on the facility.

Loan from our CEO

On September 30, 2015, the Company obtained a loan in the amount of $0.6 million from Alan Shortall, the Company’s Chairman and Chief Executive Officer, which is payable on demand by Mr. Shortall (subject to the right of the Lender to consent to the repayment) and requires the payment of interest to Mr. Shortall at the minimum applicable federal rate (0.56% at December 31, 2015). This loan is included in the current portion of long-term debt.

9. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator
Net loss	$(25,423)	$(19,387)	$(51,287)	$(41,649)
Deemed dividend on Series A Preferred Stock	(1,047)	—	(1,047)	—

Net loss attributable to common stockholders	$(26,470)	$(19,387)	$(52,334)	$(41,649)

Denominator
Weighted average number of shares used to compute basic net loss per share	133,772,285	107,577,451	129,150,139	106,314,859
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	133,772,285	107,577,451	129,150,139	106,314,859

Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.41)	$(0.39)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 10,072,109 and 5,501,578 were excluded from the calculation of basic and diluted net loss per share during the three months ended December 31, 2015 and 2014, respectively, and unvested shares of restricted stock (participating securities) totaling 10,353,675 and 3,951,815 were excluded from the calculation of basic and diluted net loss per share during the six months ended December 31, 2015 and 2014, respectively.

In addition, stock options and warrants (non-participating securities) totaling 3,331,892 and 3,663,407 during the three months ended December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 3,199,289 and 3,663,407 during the six months ended December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2015 and 2014, these shares would have had an effect of 0 and 99,609 diluted shares, respectively, for purposes of calculating diluted net income per share. Had the Company reported net income during the six months ended December 31, 2015 and 2014, these shares would have had an effect of 0 and 73,809 diluted shares, respectively, for purposes of calculating diluted net income per share. The impact of the potential conversion of the remaining preferred shares totaling 12,404,087 diluted shares were also excluded from the calculation for the three months ended December 31, 2015.

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

In addition, the Company is or was involved in the following legal proceedings. A former employee, Talbot Smith, who was terminated for cause by Unilife, filed a civil complaint in the United States District Court of the Eastern District of Pennsylvania on August 30, 2013, and an amended complaint on March 5, 2014, alleging that he was wrongly terminated in retaliation for making allegations about the Company’s compliance practices. Following the discovery process, Mr. Smith dismissed his claims against the Company with prejudice. In connection with the resolution and dismissal of the action, Mr. Smith agreed to make a payment to the Company to settle counter claims the Company had brought against him. Mr. Smith received no payment as part of the resolution and dismissal of his claims against the Company, his attorney received a reduced portion of her fees from the Company’s insurer, and the matter is now concluded.

As previously disclosed, subsequent to the filing of an OSHA complaint by Mr. Smith, we received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In his complaint filed in the United States District Court for the Eastern District of Pennsylvania, Mr. Smith stated that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and has received additional subpoenas from the Staff, requesting additional information consistent with the first subpoena. The Company is cooperating fully with the Staff and has provided the requested information.

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

On September 14, 2015, the Company was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin the Company from entering into a transaction that will jeopardize the Company’s ability to perform its obligations under its agreement with Biodel and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that the Company had engaged in unfair and deceptive trade practices purportedly misrepresenting its ability and willingness to satisfy its obligation under the parties’ agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. The Company believes that Biodel’s claims and demands for relief are wholly without merit and the Company is vigorously defending the action and the matter is currently in discovery. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that the Company had breached its obligations relating to the timing and scope of its performance under the parties’ contract. The Company believes that Biodel’s claims and demands with the AAA are wholly without merit and will vigorously arbitrate the contractual dispute.

The Company does not believe there will be any material impact to the Company or its business as a result of any of these matters.

11. Revenue

The Company recognized $4.5 million and $5.4 million of revenue during the three months ended December 31, 2015 and 2014, respectively. The Company recognized $7.7 million and $6.8 million of revenue during the six months ended December 31, 2015 and 2014, respectively.

During the three months ended December 31, 2015 three customers accounted for 39%, 30% and 25% of consolidated revenue, respectively. During the three months ended December 31, 2014 two customers accounted for 60% and 28% of consolidated revenue, respectively. During the six months ended December 31, 2015 four customers accounted for 32%, 28%, 25% and 11% of consolidated revenue, respectively. During the six months ended December 31, 2014 two customers accounted for 48% and 34% of consolidated revenue, respectively.

During the three and six months ended December 31, 2015, the Company recognized $2.1 million and $3.9 million of revenue, respectively, related to substantive milestones, as follows:

The Company recognized $1.2 million and $1.7 million of revenue during the three and six months ended December 31, 2015, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and was recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements; and

•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.9 million and $1.5 million of revenue during the three and six months ended December 31, 2015, respectively, pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

•	$0.6 million for development and delivery of a complete system layout;

•	$0.3 million for development and delivery of components for a human factor study; and

•	$0.6 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of December 31, 2015 are as follows:

•	$0.6 million for development and delivery of a clinical production process;

•	$0.4 million for development and delivery of components for a human factor study;

•	$0.4 million for completion of testing of assembly equipment;

•	$0.3 million for completion of filling process of clinical devices;

•	$0.4 million for delivery of containers for the filling process; and

•	$0.3 million for delivery of devices for clinical studies.

The Company recognized $0.0 million and $0.3 million of revenue during the three and six months ended December 31, 2015, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and was recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

•	$0.3 million for development and delivery of a summary report related to testing and documentation activities.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.0 million and $0.4 million of revenue during the three and six months ended December 31, 2015, pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.0 million was determined to be non-substantive and was recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

•	$0.4 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of December 31, 2015 are as follows:

•	$0.6 million for delivery of design transfer for the Device and the related filling equipment and fixtures; and

•	$0.3 million for commissioning of the pilot line.

During the three and six months ended December 31, 2015, the Company recognized $2.4 million and $3.8 million, respectively, in revenue related to services rendered on a time and materials basis, proportional performance method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). The Agreement was entered into in connection with the previously announced Strategic Process by the Company of potential strategic alternatives, including a strategic partnership with one or more parties or the licensing of some of the Company’s proprietary technologies (a “Potential Transaction”). Pursuant to the Agreement, the Company agreed to negotiate a Potential Transaction exclusively with the Counterparty until the earlier of January 31, 2016 (which has been extended to February 15, 2016) or the Counterparty notifies the Company in writing that it has ceased to consider a Potential Transaction (the “Exclusivity Period”). Pursuant to the Agreement, the Counterparty paid to the Company a non-refundable $15.0 million deposit (the “Deposit”), which was recorded in long-term deferred revenue as of December 31, 2015, as consideration for the following non-exclusive and exclusive rights and licenses provided for in the Agreement:

•	The Company granted to the Counterparty a perpetual, worldwide non-exclusive license under the patents, know-how and technology of the Company for the Company to develop, manufacture and supply wearable injector devices existing as of the closing (including any improvements or modified versions) for use with certain large volume drug products of the Counterparty. In addition, the Company granted to the Counterparty a perpetual, worldwide exclusive license under the patents, know-how and technology of the Company for the Company to develop, manufacture and supply the Company’s 1mL wearable injector existing as of the closing (including any improvements or modified version to the same) for use with certain small volume drug products. Except as discussed below, the wearable injector devices will be developed and manufactured by the Company. The Counterparty will be required to pay the Company an amount for each device manufactured by the Company, based on annual volumes and device features.

In addition to the Agreement, the Company has a pre-existing Master Feasibility and Customization Agreement with the Counterparty entered into in the ordinary course of our business on December 2, 2015.

During the three and six months ended December 31, 2014, the Company recognized $3.0 million and $3.2 million, respectively, of revenue related to substantive milestones, as follows:

The Company recognized $2.3 million and $2.3 million of revenue during the three and six months ended December 31, 2014, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and six months ended December 31, 2014 were as follows:

•	$0.4 million for development and delivery of a detailed project plan and a failure mode and effects analysis report;

•	$0.4 million for development and delivery of a report on preliminary product requirements and a risk management plan; and

•	$1.5 million for development and delivery of human factor stimuli and related supporting documents.

The remaining substantive milestones as of December 31, 2014 were as follows:

•	$0.4 million for development and delivery of additional human factor stimuli;

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements; and

•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

The Company recognized $0.5 million and $0.5 million of revenue during the three and six months ended December 31, 2014, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and six months ended December 31, 2014 were as follows:

•	$0.5 million for development and delivery of a report on device design options as well as potential manufacturing and assembly processes;

The remaining substantive milestones as of December 31, 2014 were as follows:

•	$0.4 million for development and delivery of product samples and related supporting documents; and

•	$0.2 million for development and delivery of a summary report related to testing and documentation activities.

The Company recognized $0.2 million and $0.2 million of revenue during the three and six months ended December 31, 2014, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and six months ended December 31, 2014 were as follows:

•	$0.1 million for development and delivery of a report related to human factor studies and quality requirements; and

•	$0.1 million for development and delivery of devices for compatibility and stability functional testing and related reporting;

The remaining substantive milestone as of December 31, 2014 was as follows:

•	$0.1 million for development and delivery of devices for human factor study and related reporting.

The Company recognized $0.0 million and $0.2 million of revenue during the three and six months ended December 31, 2014, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three and six months ended December 31, 2014 were as follows:

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

12. Fair Value Measurements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

		Basis of Fair Value Measurement
	Total Fair Value Measurements	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015:
Royalty agreement liability	$13,180	$—	$—	$13,180
Preferred stock conversion liability	4,802	—	—	4,802

June 30, 2015:
Royalty agreement liability	$9,930	$—	$—	$9,930

The following table presents the changes in the fair value of the level 3 financial instruments for the six months ended December 31, 2015.

	Royalty Agreement liability	Preferred Stock Conversion Liability
June 30, 2015	$9,930	$—
Initial measurement	—	4,424
Cash payments	(309)	(280)
Non-cash conversions	—	(3,710)
Increase in liability	3,559	4,368

December 31, 2015	$13,180	$4,802

Following is a description of the valuation methodologies used to measure the royalty agreement liability and the Preferred Stock Conversion at fair value. There have been no changes in the methodology used during the six months ended December 31, 2015:

The fair value of the royalty agreement liability is based on a discounted cash flow methodology under the income approach based on the present value sum of payments expected to be made in the future. The fair value is estimated by applying a risk adjusted discount rate to the expected royalty payment stream. These fair value estimates are most sensitive to changes in the payment stream and royalty rates. The fair value of the Preferred Stock Conversion is based on the estimated dividend rate which is based on the volume-weighted average price of the Company’s common stock at the date the Preferred Stock Conversion is measured. These fair value estimates are most sensitive to changes in the market price of the Company’s common stock.

Other Financial Instruments

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unilife Corporation:

We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2015, the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2015 and 2014, the related consolidated statement of stockholders’ deficit for the six-month period ended December 31, 2015, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 14, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 2 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2015, and for the year then ended, discloses that the Company had incurred recurring losses from operations and has limited cash resources. Our auditors’ report on those consolidated financial statements dated September 14, 2015, includes an explanatory paragraph referring to the matters in note 2 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2015, and for the three- and six-month periods then ended, the Company has continued to incur losses from operations and has limited cash resources. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 9, 2016

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

Certain statements in this Quarterly Report on Form 10-Q may constitute forward looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K and those described from time to time in other reports, which we file with the Securities and Exchange Commission and the following additional risks: that the Lender may, as permitted under the Amended Credit Agreement, exercise its discretion not to make additional loans to the Company; that we may not be successful in raising additional capital, that we may not receive sufficient cash from customer agreements; that we may not be able to enter into or complete any strategic transaction; that the Company may not achieve the benefits of the reduction in force; that our cost reduction and business realignment initiative may adversely impact our ability to continue to operate the business; that we may not be able to finalize terms, or ultimately enter into definitive agreements with respect to a transaction in connection with the Strategic Process or pursue any other alternative.

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

Key Factors Affecting Performance and Financial Condition

We are party to several agreements with our customers, including customers with whom we have entered into a customization or supply agreement and customers with whom we have entered into preliminary agreements such as letters of intent. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three months ended December 31, 2015.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. See “Liquidity and Capital Resources Discussion” below.

Revenue

Our revenue is currently generated from customization, industrialization and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization and development fees accounted for substantially all of our consolidated revenue for the three and six month periods ended December 31, 2015. Product sales historically have not had a meaningful impact on our revenue; however, we expect over time they will begin to account for an increasing portion of our revenue as we increase sales to customers during fiscal 2016 and beyond.

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

Operating Expenses

Our operating expenses had been increasing primarily as a result of the increased research and development efforts in response to increasing demand from our customers for our products and services. The increase in research and development costs also related to the costs of products and components supplied to existing and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of customer agreements. However, as previously disclosed, on September 14, 2015, we implemented a cost reduction and business realignment initiative pursuant to which we reduced our headcount by approximately 50 employees, or 17% of our workforce at the time. On October 14, 2015, we implemented a second initiative to further reduce costs and employee headcount. The second cost reduction initiative included the following: (i) a workforce reduction of approximately 20 employees, or approximately 8% of our workforce at the time; and (ii) significant salary reductions for several executives, effective commencing with the October 16th payroll through December 31, 2015. Both of these workforce reductions are expected to reduce annual operating costs by approximately $5.7 million. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers.

In parallel with the ongoing Strategic Review process and execution to existing customer programs, we continue to implement previously announced cost reduction and business realignment initiatives. As a result of these initiatives, our research and development expense decreased from approximately $14.6 million in the first fiscal quarter of 2016 to approximately $9.4 million in the second quarter of fiscal 2016, or approximately 36%. Selling, general and administrative expense decreased from approximately $7.0 million in the fiscal first quarter of 2016, to approximately $6.5 million in the second quarter of fiscal 2016, or approximately 7%. These comparisons exclude share-based compensation.

We expect up to a 30% decrease in research and development expense for fiscal 2016 when compared to the annualized run rate in the fourth quarter of fiscal 2015, which was approximately $61.8 million. Due to higher legal and professional expenses, partially offset by lower personnel expenses, we now expect to decrease selling, general and administrative expense by between 5 and 10 percent when compared to the annualized run rate in the fourth quarter of fiscal 2015, which was approximately $27.9 million. These comparisons exclude share-based compensation.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for fiscal 2015.

Recently Issued Accounting Pronouncements

See note 3 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Net loss

Net loss includes the results from revenue recognized during the period after deducting all operating and non-operating expenses.

Results of Operations

The following table summarizes our results of operations for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$4,499	$5,403	$7,686	$6,783

Research and development	10,533	11,309	26,537	22,285
Selling, general and administrative	8,774	9,508	18,002	17,708
Depreciation and amortization	1,422	1,253	2,965	2,353

Total operating expenses	20,729	22,070	47,504	42,346

Operating loss	(16,230)	(16,667)	(39,818)	(35,563)
Interest expense	1,872	1,805	3,556	2,914
Change in fair value of financial instruments	7,325	940	7,927	3,170
Other (income) expense, net	(4)	(25)	(14)	2

Net loss	$(25,423)	$(19,387)	$(51,287)	$(41,649)

Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.41)	$(0.39)

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenue. Revenue for the three months ended December 31, 2015 decreased by $0.9 million or 16.7% as compared to the three months ended December 31, 2014. During the three months ended December 31, 2015, we recognized approximately $2.1 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the three months ended December 31, 2015, we recognized $2.4 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the three months ended December 31, 2014, we recognized approximately $3.0 million of revenue related to substantive milestones that were completed during the period and $2.4 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. The decrease in revenue is related to timing of achievement of milestones under the respective customer programs. We expect future revenue to increase over time as we deliver under the customer agreements we have previously entered into and from additional customer agreements that we expect to enter into in future periods; however, our revenue could fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses for the three months ended December 31, 2015 decreased by $0.8 million or 6.9% as compared to the three months ended December 31, 2014 primarily due to decreased third-party contracting costs of $1.1 million and decreased other costs of $0.3 million offset by increased share-based compensation of $0.6 million. The decrease in research and development during the current period is related to cost reduction initiatives implemented during September and October 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2015 decreased by $0.7 million or 7.7% as compared to the three months ended December 31, 2014 primarily due to decreased payroll and related costs of $0.4 million and decreased other costs of $0.3 million.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended December 31, 2015 increased by $0.2 million or 13.5% as compared to the three months ended December 31, 2014 primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense for the three months ended December 31, 2015 increased by $0.1 million or 3.7% as compared to the three months ended December 31, 2014 primarily attributable to interest on the OrbiMed Financing.

Change in fair value of financial instruments. Change in fair value of financial instruments for the three months ended December 31, 2015 increased by $6.4 million as compared to the three months ended December 31, 2014. An increase of $2.0 million is related to the change in the fair value of the Royalty liability in connection with the OrbiMed Financing which is revalued each quarter. An increase of $4.4 million is related to the revaluation of the Preferred Stock Conversion.

Net loss and net loss per share. Net loss during the three months ended December 31, 2015 and 2014 was $25.4 million and $19.4 million, respectively. The increase in net loss is primarily attributable to change in fair value of financial instruments. Basic and diluted net loss per share was $0.20 and $0.18 on weighted average shares outstanding of 133,772,285 and 107,577,451, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the New Sales Agreement and Purchase Agreement as well as conversions of preferred shares under the Preferred Stock Purchase Agreement.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

Revenue. Revenue for the six months ended December 31, 2015 increased by $0.9 million or 13.3% as compared to the six months ended December 31, 2014. During the six months ended December 31, 2015, we recognized approximately $3.9 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the six months ended December 31, 2015, we recognized $3.8 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. The increase in revenue is related to timing of achievement of milestones under the respective customer programs. During the six months ended December 31, 2014, we recognized approximately $3.2 million of revenue related to substantive milestones that were completed during the period and $3.6 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services.

Research and development expenses. Research and development expenses for the six months ended December 31, 2015 increased by $4.3 million or 19.1% as compared to the six months ended December 31, 2014 primarily due to increased payroll and related costs of $2.2 million related to increased headcount to support customer programs, increased share-based compensation costs of $1.3 million, increased material and tooling costs of $0.9 million, and increased other costs of $0.4 million. These costs were offset by decreased third-party contracting costs of $0.5 million. The increased investment in research and development during the current period is related to increased activity related to customer programs and other research and development activities. We expect research and development costs to decrease as a result of cost reduction initiatives implemented during September and October 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended December 31, 2015 increased by $0.3 million or 1.7% as compared to the six months ended December 31, 2014 primarily due to increased share-based compensation costs of $0.9 million, increased payroll and related costs of $0.2 million offset by decreased legal fees of $0.6 million and decreased other costs of $0.2 million.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended December 31, 2015 increased by $0.6 million or 26.0% as compared to the six months ended December 31, 2014 primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense for the six months ended December 31, 2015 increased by $0.6 million or 22.0% as compared to the six months ended December 31, 2014 primarily attributable to interest on the OrbiMed Financing.

Change in fair value of financial instruments. Change in fair value of financial instruments for the six months ended December 31, 2015 increased by $4.8 million as compared to the six months ended December 31, 2014. An increase of $0.4 million is related to the change in the fair value of the Royalty liability in connection with the OrbiMed Financing which is revalued each quarter. An increase of $4.4 million is related to the revaluation of the Preferred Stock Conversion.

Net loss and net loss per share. Net loss during the six months ended December 31, 2015 and 2014 was $51.3 million and $41.6 million, respectively. The increase in net loss is primarily attributable to increase in research and development cost and change in fair value of financial instruments. Basic and diluted net loss per share was $0.41 and $0.39, respectively, on weighted average shares outstanding of 129,150,139 and 106,314,859. The increase in the weighted average shares outstanding was primarily due to the New Sales Agreement and Purchase Agreement as well as conversions of preferred shares under the Preferred Stock Purchase Agreement.

Liquidity and Capital Resources

We incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal 2015, and the six months ended December 31, 2015, and anticipate incurring additional losses and negative cash flows until such time that we can generate sufficient revenue from the sale, customization, or exclusive use and licensing of our proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about our ability to continue as a going concern.

On October 13, 2015, we entered into a Third Amendment to the Credit Agreement, dated March 12, 2014, by and between ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”), and us (the “Credit Agreement”, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Third Amendment to the Credit Agreement, the Lender agreed to provide us under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million less fees and expenses. As of December 31, 2015, we had borrowed $10.0 million under the Third Amendment to the Credit Agreement. Under the Amended Credit Agreement, our prepayments and repayments of any unpaid principal amount of the Loans (as defined below) shall include a 10.0% repayment premium (with certain enumerated exceptions). The Amended Credit Agreement contains customary representations and warranties in favor of the Lender. The Amended Credit Agreement requires us to maintain a cash balance of $3.0 million, rather than $5.0 million, and also contains certain other covenants relating to financial performance, cash revenue targets and liquidity targets, among others.

In connection with the Credit Agreement, we entered into a royalty agreement (the “Royalty Agreement”, as amended the “Amended Royalty Agreement) with Royalty Opportunities S.A.R.L. (“ROS”) which entitles ROS to receive royalty payments. Concurrent with the Third Amendment to the Credit Agreement, we entered into a Second Amendment to the Royalty Agreement. Pursuant to and subject to the terms of the Amended Royalty Agreement, we agreed to pay ROS 4.52% on the first $50.0 million of net sales (on a cash receipts basis as defined in the Amended Credit Agreement) in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year. We have the right to buy out the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. The buy-out amount ranges from approximately $21.9 million up to a maximum of approximately $37.2 million. The buyout amount varies based on when the buy-out option is exercised in each case would be reduced by amounts previously paid by us to ROS pursuant to the Amended Royalty Agreement. In connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement, we also issued an amended and restated promissory note to the Lender (the “Amended and Restated Promissory Note”). The Amended and Restated Promissory Note reflects our commitment to repay to the Lender all amounts owed under the Amended Credit Agreement, including the additional amounts contemplated by the Third Amendment to the Credit Agreement.

On November 6, 2015, we received a waiver from the Lender of the covenant in the Amended Credit Agreement that requires us to generate $54.1 million in customer cash receipts from January 1, 2015 to December 31, 2015, subject to certain conditions that we satisfied. There were no other changes to the terms of the Amended Credit Agreement or Amended Royalty Agreement in connection with the waiver.

On December 31, 2015, we entered into the Fourth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fourth Amendment to the Credit Agreement, the Lender agreed to defer the due date for the December 31, 2015 interest payment (in the amount of $1.7 million) (the “Interest Payment”) to February 5, 2016. Additionally, we agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fourth Amendment to the Credit Agreement.

On January 31, 2016, we entered into the Fifth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fifth Amendment to the Credit Agreement, the Lender agreed to further defer the due date for the Interest Payment to Tuesday, February 9, 2016. Additionally, we agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fifth Amendment to the Credit Agreement.

On January 31, 2016, we entered into the Third Amendment to the Royalty Agreement with ROS. The Third Amendment to the Royalty Agreement became effective as of January 29, 2016. Pursuant to and subject to the terms of the Third Amendment to the Royalty Agreement, ROS agreed to defer the due date for (i) $0.1 million of the January 30, 2016 royalty payment to February 1, 2016, and (ii) $0.7 million of the January 30, 2016 royalty payment to February 9, 2016.

As previously disclosed, on September 14, 2015 we implemented a cost reduction and business realignment initiative pursuant to which we reduced our headcount by approximately 50 employees, or 17% of our workforce at the time. In connection with this initiative, we recorded a charge of approximately $0.4 million to operating expenses in the three-month period ended September 30, 2015. On October 14, 2015, we implemented a second initiative to further reduce costs and employee headcount. The second cost reduction initiative included the following: (i) a workforce reduction of approximately 20 employees, or approximately 8% of the our workforce at the time; and (ii) significant salary reductions for several executives, effective commencing with the October 16th payroll through December 31, 2015, including those described further below. We recorded a charge of approximately $0.1 million from severance costs related to the second cost reduction initiative during the month ended October 31, 2015. Both of these workforce reductions are expected to reduce annual operating costs by approximately $5.7 million. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers.

On October 13, 2015, our Chief Executive Officer, Alan D. Shortall, entered into an amendment to his employment agreement with us (the “Shortall Amendment”). Pursuant to the Shortall Amendment, Mr. Shortall agreed to a 100% reduction of his base salary and the elimination of Mr. Shortall’s car allowance through December 31, 2015.

On October 13, 2015, our Chief Financial Officer, David Hastings, our President and Chief Operating Officer, Ramin Mojdeh, our General Counsel and Secretary, John Ryan, and our Chief Accounting Officer and Treasurer, Dennis Pyers, each entered into amendments to their respective employment agreements with us (the “Executive Amendments”). Pursuant to their respective Executive Amendments, Mr. Hastings, Dr. Modjeh, Mr. Ryan and Mr. Pyers agreed to a 50% reduction of their respective base salaries through December 31, 2015. Additionally, under their respective Executive Amendments, Mr. Hastings, Dr. Mojdeh and Mr. Ryan agreed to the elimination of Company-provided automobiles or automobile allowances through December 31, 2015, and Dr. Mojdeh agreed to the elimination of temporary relocation housing payments by us through December 31, 2015.

On November 9, 2015, we entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with a Cayman Islands exempted mutual fund (the “Fund”). Pursuant to the Preferred Stock Purchase Agreement, we issued and sold to the Fund 790 shares of our newly designated Series A Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to us of $7.5 million. The Series A Preferred Stock was convertible into shares of our common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $1.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to our shelf registration statement (File No. 333-197122), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 3, 2014. See note 4 “Equity Transactions and Share-Based Compensation” for more information regarding the Preferred Stock Purchase Agreement.

On July 29, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which we may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through December 31, 2015, we have issued 3,800,048 shares for net proceeds of $4.7 million under the New Sales Agreement.

On July 29, 2015, we entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we may sell, from time to time, to LPC up to $45.0 million in shares of our common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Through December 31, 2015, we issued 3,244,650 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses.

Under the terms of the LPC Purchase Agreement, we were required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. We obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 900,000 shares of Common Stock to LPC at an exercise price of $1.00 per share. We performed a Black-Scholes valuation on the warrant and valued the warrant at $0.54 per share of Common Stock. Accordingly, we recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock as an issuance cost.

On September 2, 2015, we announced that in response to third-party initiated expressions of interest, the Board of Directors had engaged Morgan Stanley & Co. LLC to conduct a review of strategic alternatives to maximize shareholder value (the “Strategic Process”). As more fully set forth below, this process is continuing. There can be no assurance that this exploration process will result in any initiatives, agreements or transactions that will enhance shareholder value.

On December 2, 2015, we received a written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, for the 30 consecutive business days ended December 1, 2015, the bid price for the our common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until May 31, 2016, to regain compliance. If at any time before May 31, 2016, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed.

If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) within the initial 180-calendar day compliance period, we may be eligible for an additional 180-calendar day compliance period if it transfers the listing of its common stock to the NASDAQ Capital Market, provided that it meets the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the minimum bid price requirement) and provides written notice of its intention to cure the minimum bid price deficiency during the additional 180-day compliance period. However, if it appears to the Nasdaq Staff that we will not be able to cure such deficiency, or if we are otherwise not eligible or do not submit an application requesting the additional compliance period, the Nasdaq Staff would notify us that its securities would be subject to delisting.

We are actively monitoring our performance with respect to the listing standards and are currently considering available options to resolve the deficiency and regain compliance with Nasdaq Listing Rule 5550(a)(2), including, without limitation, the Strategic Process.

On December 31, 2015, we entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). The Exclusivity Agreement was entered into in connection with the previously announced Strategic Process by us for potential strategic alternatives, including a strategic partnership with one or more parties or the licensing of some of our proprietary technologies (a “Potential Transaction”). Pursuant to the Exclusivity Agreement, we agreed to negotiate a Potential Transaction exclusively with the Counterparty until the earlier of January 31, 2016 or the Counterparty notifies us in writing that it has ceased to consider a Potential Transaction (the “Exclusivity Period”). Pursuant to the Exclusivity Agreement, the Counterparty paid us a non-refundable $15.0 million deposit (the “Deposit”) as consideration for non-exclusive and exclusive rights and licenses provided for in the Exclusivity Agreement. On January 31, 2016, we entered into an amendment (the “Exclusivity Amendment”) to the Exclusivity Agreement. The Exclusivity Amendment extends the Exclusivity Period until 11:59 PM U.S. Pacific Time on Friday, February 5, 2016 while the parties continue in good faith to negotiate a definitive agreement. On February 5, 2016, we entered into a second amendment (the “Second Exclusivity Amendment”) to the Exclusivity Agreement with the Counterparty. The Second Exclusivity Amendment extends the Exclusivity Period until 11:59 PM U.S. Pacific Time on Monday, February 15, 2016 while the parties continue in good faith to negotiate a definitive agreement.

As of February 5, 2016, our cash balance was approximately $13.2 million, including restricted cash of $2.3 million. We believe our cash and restricted cash will provide us with sufficient liquidity to fund our operations only to March 31, 2016. However, we may raise additional capital through other sources, including through the New Sales Agreement with Cantor Fitzgerald & Co and through the LPC Purchase Agreement. We are also pursuing the Strategic Process. If we are able to complete a strategic transaction, we expect to have sufficient liquidity to operate the business through at least 12 months from the date of the consolidated financial statements included in this report. In addition, we may also pursue alternative sources of financing. However, we do not have any guaranteed sources of financing and there can be no assurance that cash from customer agreements or proceeds from the LPC Purchase Agreement or the New Sales Agreement will be available when needed, as such sources of liquidity are not entirely within our control. If we are unable to obtain additional financing or engage in a strategic transaction on acceptable terms and when needed, we may default under one or more of our debt obligations. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. These factors, and the factors described above, continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We continue to have discussions with current and prospective customers for many active programs in our commercial pipeline and have executed several agreements featuring a combination of revenue streams and cash payments, including exclusivity fees, device customization programs and product sales. Given the substantial size, complexity and long-term duration of many of these prospective agreements, some can take a significant time to negotiate and finalize.

The following table summarizes our cash flows during the six months ended December 31, 2015 and 2014:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,719)	$(25,029)
Investing activities	(6,750)	(6,920)
Financing activities	26,138	32,034

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended December 31, 2015 was $13.7 million compared to $25.0 million during the six months ended December 31, 2014. The decrease in net cash used in operating activities was primarily due to the increase in cash collections coming from deferred revenue during the period, including the $15.0 million received from Amgen on December 31, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended December 31, 2015 and 2014 was $6.8 million and $6.9 million, respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2015 was $26.1 million compared to $32.0 million during the six months ended December 31, 2014.

During the six months ended December 31, 2015, we received $9.9 million in net proceeds in conjunction with the Third Amendment to the Credit Agreement, $9.4 million in net proceeds from the issuance of common stock from our New Sales Agreement with Cantor Fitzgerald & Co. and our Purchase Agreement with LPC, $7.2 million in net proceeds from the issuance of preferred shares under the Preferred Stock Purchase Agreement, $0.6 million in proceeds from borrowings from our CEO, which was partially offset by $0.6 million in principal debt repayments and royalty payments and $0.3 million dividend payment associated with the conversion of preferred stock.

During the six months ended December 31, 2014, we received $20.0 million in aggregate proceeds from the two additional tranches under the Amended Credit Agreement with OrbiMed and $12.4 million of proceeds in connection with our public offering of common stock under the Sales Agreement which was partially offset by $0.3 million in principal debt repayments.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$133,544	$9,998	$17,167	$92,113	$14,266
Operating leases	8,300	1,242	2,505	2,566	1,987
Purchase obligations	15,466	15,466	—	—	—

Total contractual obligations	$157,310	$26,706	$19,672	$94,679	$16,253

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

On September 14, 2015 we were served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin the Company from entering into a transaction that will jeopardize the Company’s ability to perform its obligations under our agreement with Biodel and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that the Company had engaged in unfair and deceptive trade practices purportedly misrepresenting its ability and willingness to satisfy its obligations under the parties’ agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. We believe that Biodel’s claims and demands for relief are wholly without merit and we are vigorously defending the action and the matter is currently in discovery. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that we had breached our obligations relating to the timing and scope of its performance under the parties’ contract. We believe that Biodel’s claims and demands with the AAA are wholly without merit and will vigorously arbitrate the contractual dispute. We do not believe there will be any material impact to us or our business as a result of either of these matters.

Item 5. Other Information

CEO Pledge of Common Stock

As previously disclosed in filings with the SEC, our CEO, Alan Shortall, previously pledged a total of 5,301,668 shares of the Company’s common stock owned by him as collateral for multiple loans from two lenders, FP Ventures Limited (“FP”) and Equities First Holdings, LLC (“EFH”). As a result of the decline in the market price of the Company’s common stock, events of default occurred with respect to the loans from FP on September 30, 2015 and, following Mr. Shortall’s entering into an amendment of the loan agreements with FP to cure such events of default on October 26, 2015, events of default occurred again with respect to the loans from FP on December 9, 2015. At December 9, 2015, Mr. Shortall had 3,401,668 shares of the Company’s common stock owned by him pledged to FP. Following the events of default on December 9, 2015, FP foreclosed on its loans to Mr. Shortall, who forfeited all of the 3,401,668 shares of the Company’s common stock pledged to FP in full satisfaction of the loans from FP.

If the market price of the common stock declines or if Mr. Shortall does not comply with his obligations under the loan documents with EFH, Mr. Shortall may default on the loans from EFH, in which event Mr. Shortall may forfeit the 1,900,000 shares which remain pledged in connection with the loans from EFH and any other collateral, among other things.

On November 3, 2015, December 11, 2015 and February 5, 2016, Mr. Shortall disclosed the foregoing matters and filed forms of the relevant loan agreements, amendments and forbearance agreements in amendments to his Schedule 13D filed with the SEC.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Third Amendment to Credit Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.2	Fourth Amendment to the Credit Agreement, dated December 31, 2015, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k filed January 7, 2016

10.3	Second Amendment to Royalty Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L. is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.4	Amended and Restated Promissory Note, dated as of October 13, 2015, for up to $70,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP. is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.5	Waiver to Credit Agreement, dated November 6, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.6	Fourth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Alan D. Shortall is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.7	Fifth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D. is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.8	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and David C. Hastings is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.9	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Dennis P. Pyers is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.10	Second Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and John C. Ryan is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.11	Stock Purchase Agreement, dated November 9, 2015, by and between the Company and a Cayman Islands exempted mutual fund is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2015

10.12	Waiver and Consent Agreement, dated November 9, 2015, by and between the Company and Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 9, 2015

10.13	Warrant to Purchase Common Stock, dated November 9, 2015, issued by the Company to Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-k filed November 9, 2015

10.14	Exclusivity Agreement, dated December 31, 2015, by and between the Company and Amgen Inc. (1)	X

10.15	Controlled Equity OfferingSM Sales Agreement, dated July 29, 2015, by and between Unilife Corporation and Cantor Fitzgerald & Co. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2015

10.16	Purchase Agreement, dated as of July 29, 2015, by and between Unilife Corporation and Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2015

15	Awareness Letter of Independent Registered Public Accounting Firm	X

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2. The omitted confidential material has been filed separately with the SEC. The location of the omitted confidential information is indicated in the exhibits with asterisks (***).

Exhibit No.	Description of Exhibit	Included Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification of the Chief Executive Officer	X

32.2	Section 1350 Certification of the Chief Financial Officer	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	Attached as Exhibits 101 are the following financial statements from Unilife Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015, (ii) Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended December 31, 2015 and 2014, (iii) Unaudited Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2016	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)