Form 10-Q/A
period 2015-12-31
Unilife Corp
filed 2016-08-09
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 5, 2016, 16,658,602 shares of the registrant’s common stock were outstanding. Such amount reflects a 1-for-10 reverse stock split of the Company’s common stock effected on May 13, 2016.

EXPLANATORY NOTE

Unilife Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (the “Form 10-Q”), originally filed by the Company with the Securities and Exchange Commission on February 10, 2016, as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.14 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.14 to the Form 10-Q and to amend and restate Item 6 of Part II of the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Form 10-Q. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Form 10-Q.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Third Amendment to Credit Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.2	Fourth Amendment to the Credit Agreement, dated December 31, 2015, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k filed January 7, 2016

10.3	Second Amendment to Royalty Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L. is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.4	Amended and Restated Promissory Note, dated as of October 13, 2015, for up to $70,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP. is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.5	Waiver to Credit Agreement, dated November 6, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.6	Fourth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Alan D. Shortall is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.7	Fifth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D. is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.8	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and David C. Hastings is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.9	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Dennis P. Pyers is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.10	Second Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and John C. Ryan is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.11	Stock Purchase Agreement, dated November 9, 2015, by and between the Company and a Cayman Islands exempted mutual fund is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2015

10.12	Waiver and Consent Agreement, dated November 9, 2015, by and between the Company and Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 9, 2015

10.13	Warrant to Purchase Common Stock, dated November 9, 2015, issued by the Company to Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-k filed November 9, 2015

10.14	Exclusivity Agreement, dated December 31, 2015, by and between the Company and Amgen Inc. (1)	X

10.15	Controlled Equity OfferingSM Sales Agreement, dated July 29, 2015, by and between Unilife Corporation and Cantor Fitzgerald & Co. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2015

10.16	Purchase Agreement, dated as of July 29, 2015, by and between Unilife Corporation and Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2015

Exhibit No.	Description of Exhibit	Included Herewith

15	Awareness Letter of Independent Registered Public Accounting Firm is incorporated by reference to Exhibit 15 of the Company’s Quarterly Report on Form 10-Q filed February 9, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1*	Section 1350 Certification of the Chief Executive Officer

32.2*	Section 1350 Certification of the Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC under Rule 24b-2. The omitted confidential material has been filed separately with the SEC. The location of the omitted confidential information is indicated in the exhibits with asterisks (***).
*	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)

5