Form 10-K/A
period 2015-06-30
Unilife Corp
filed 2016-10-24
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2014 was $339.5 million, computed by reference to the closing sale price of our common stock. The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2015 was $69.8 million, computed by reference to the closing sale price of our common stock. For purposes of the foregoing calculations only, the registrant assumed that all officers and directors of the registrant are affiliates.

As of October 17, 2016, 17,342,043 shares of the registrant’s common stock were outstanding. Such amount reflects a 1-for-10 reverse split of the Company’s common stock effected on May 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement filed with the Commission on October 2, 2015 pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Explanatory Note

Unilife Corporation (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “2015 10-K Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Original Filing” and, as amended hereby, this “Annual Report on Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2015.

Subsequent to our filing of the Original Filing, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of law and regulation by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”).

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements. As a result, the Company is filing the 2015 10-K Amendment and is concurrently filing (i) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 2015 10-Q Amendment”); and (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “December 2015 10-Q Amendment”). These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures. See “Explanatory Note – Summary of Amendments” below for a summary of the specific amendments reflected in the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.

Concurrently with the filing of the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment, the Company is also filing (a) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “March 2016 Form 10-Q”), the filing of which was delayed as a result of the Investigation; and (b) the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, the filing of which was delayed as a result of the Investigation (the “2016 10-K”).

Common Stock Reverse Stock Split

On May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented herein have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented.

Except as set forth herein, the information contained in the Original Filing has not been updated to reflect any subsequent events and should be read in conjunction with the Company’s other filings made with the SEC, including the September 2015 10-Q Amendment, the December 2015 10-Q Amendment, the March 2016 Form 10-Q and the 2016 10-K. Investors should pay particular attention to the risk factors set forth in Part I, Item 1A. Risk Factors of the 2015 10-K Amendment when reading the 2015 10-K Amendment and the Company’s other filings with the SEC.

Background and Results of the Investigation

The Company announced the Investigation on May 8, 2016. The Board established a Special Committee to oversee the Investigation. Independent counsel conducted the Investigation with the assistance of an advisory firm with forensic accounting expertise. The Investigation was completed on October 7, 2016.

Set forth below is a summary of the final results of the Investigation, all of which have been previously disclosed.

Bosnjak Mortgage Correspondence

In 2015, Mr. Shortall and Mr. Bosnjak, without authorization from or knowledge of the Company or its Board, caused to be transmitted to a mortgage broker for Mr. Shortall correspondence from Mr. Bosnjak that contained inaccurate statements about the Company’s financial support for Mr. Shortall’s purchase of and relocation to a new home. The investigation into the matters described in this paragraph did not identify any financial loss to the Company and the Company has corrected the inaccurate statements to the mortgage broker.

Shortall Fund Transfers

Mr. Shortall deposited $2,264,475 (the “Shortall Funds”) of his own funds into the Company’s bank account on June 29, 2015 and then caused the Company to disburse from the Shortall Funds $1,351,553 to third parties to complete Mr. Shortall’s purchase of his new home on July 23, 2015, and the remainder back to himself on July 28, 2015.

In addition to the Shortall Funds, during fiscal years 2013 through 2016, under Mr. Shortall’s direction, the Company accepted checks and wires from Mr. Shortall in the aggregate amount of approximately $340,000 and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until five days to thirty-six days after the Company’s disbursement of the funds. The Company believes such transactions constituted loans from the Company to Mr. Shortall. In addition, Mr. Shortall wired funds and provided personal checks to the Company in the aggregate amount of approximately $253,000, not including the Shortall Funds, which wires and checks the Company received and deposited, as applicable, prior to or within a day of the Company disbursing the same amounts to Mr. Shortall. The transfers described under the above heading, “Shortall Fund Transfers” are referred to herein as the “Shortall Fund Transfers.”

The investigation into the matters described in this section entitled “Shortall Fund Transfers” did not identify any financial loss to the Company.

Bosnjak Payments to Mr. Shortall

Mr. Shortall and Mr. Bosnjak failed to disclose to the Company $170,000 in personal payments during 2011 from Mr. Bosnjak to Mr. Shortall which payments did not involve Company funds, and also failed to disclose that, during the period from 2010 to Mr. Bosnjak’s resignation, Mr. Shortall, for reasons that the Company has been unable to determine, expected to be paid or loaned substantial amounts of money by Mr. Bosnjak. The investigation into the matters described in this paragraph did not involve Company funds and did not identify any financial loss to the Company.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

Between July 2014 and July 2015, Mr. Shortall caused approximately $62,000 in Company funds to be transmitted to a third party, which fund transmittals the Company believes were made for the purpose of satisfying certain of Mr. Bosnjak’s commitments to pay interest to such third party on a loan secured by some of Mr. Bosnjak’s shares of Company stock (the “Bosnjak Loan Payments”). The Company believes that the Bosnjak Loan Payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds.

From fiscal 2013 through fiscal 2016, Mr. Shortall caused the Company to pay for personal expenses, approximately $88,000 of which was not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses.

Other than as described in this section entitled “Bosnjak Loan Payments and Unreimbursed Personal Expenses,” the Investigation did not identify any financial loss to the Company. The Company is evaluating claims it may have arising from matters identified by the Investigation as well as any additional actions it may determine to pursue with respect to these claims. With respect to the Bosnjak Loan Payments and Unreimbursed Personal Expenses, because collection of such amounts is uncertain, the Company has concluded that such amounts were recorded appropriately in the Company’s financial statements in the applicable periods as Selling, General and Administrative Expense.

Advanced Withholding Payments

In March 2016, July 2015 and December 2014, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of three executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer, its Senior Vice President and Chief Commercial Officer, and its former

President and Chief Operating Officer, in an aggregate amount of approximately $240,000 prior to being reimbursed by such executive officers (the “Advanced Withholding Payments”). With the exception of one $400 underpayment, which the Company collected in July, 2016, such executive officers repaid the Company in full within a range of 18 to 120 days from the date of the withholding payment. The Company believes such advances constituted loans.

Founder Transactions

The Company investigated (the “Founders’ Shares Investigation”) certain issues related to the November 2009 issuance (the “UMSL Share Issuance”) of shares by Unilife Medical Solutions Limited (“UMSL”) to one of the Company’s founding shareholders, Roger Williamson, and whether Mr. Shortall may have been a beneficial owner of the UMSL shares or the CHESS Depositary Interests (“CDIs”) issued by the Company (the “Founder CDIs”) in exchange for the UMSL shares in connection with UMSL’s redomiciliation from Australia to Delaware in January 2010.

In connection with the Founders’ Shares Investigation, the Company determined that the UMSL Share Issuance was a valid corporate action. While the Company believes as a result of the Investigation that Mr. Shortall had business relationships unrelated to the Company with Mr. Williamson, the Company did not find sufficient evidence to conclude that Mr. Shortall was the beneficial owner of the Founder CDIs.

The Company initially disclosed the UMSL Share Issuance in its Registration Statement on Form 10, which became effective on February 11, 2010 (the “Form 10”). In connection with the Founders’ Shares Investigation, the Company discovered that, as of the effective date of the Form 10, Mr. Williamson was the beneficial owner of 21,782,241 CDIs, representing approximately 6.75% of the Company’s common stock, but lacks access to sufficient information to determine whether Mr. Williamson was the beneficial owner of additional Company securities. The Form 10 did not disclose Mr. Williamson’s beneficial ownership of Company securities.

The Founders’ Shares Investigation did not identify any financial loss to the Company.

The Company has reported information regarding the Investigation to the SEC.

Controls and Procedures Considerations

As a result of the findings of the Investigation, management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based on the COSO 1992 Framework. Based on this reevaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities. Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, that various material weaknesses existed at June 30, 2015. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2015. In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

The Company is committed to remediating the Material Weaknesses as promptly as possible and the implementation of the Company’s remediation plans has commenced. See Part II, Item 9A. Controls and Procedures below for additional information regarding the Material Weaknesses and such remediation process.

Summary of Amendments

As noted above, (i) the Company’s receipt and disbursement of the Shortall Funds were not reflected in the Company’s relevant financial statements originally filed with the SEC; (ii) none of the Company’s receipt and disbursement of the Shortall Funds, the Shortall Fund Transfers, the Bosnjak Loan Payments, the Unreimbursed Personal Expenses and Advanced Withholding Payments

(collectively, the “Related Party Transactions”) was reflected in the Company’s relevant related party disclosures originally filed with the SEC; and (iii) as a result of the Investigation, management has determined that the Material Weaknesses existed as of June 30, 2015, as of the end of each of the first three quarters of fiscal 2016, and as of June 30, 2016.

As a result of the foregoing, the Company is filing the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment. These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose the Material Weaknesses. In addition, the Material Weaknesses that existed as of March 31, 2016 and June 30, 2016 and the relevant Related Party Transactions are disclosed where appropriate in the March 2016 Form 10-Q and the 2016 10-K. The amended documents and the March 2016 Form 10-Q and the 2016 10-K have all been filed concurrently.

The specific amendments reflected in the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment are summarized below.

Amendments Reflected in the 2015 10-K Amendment

The 2015 10-K Amendment is being filed by the Company to amend the following sections of the Original Filing:

•	The Section entitled “Cautionary Note Regarding Forward-Looking Information”: to add disclosure regarding certain risks;

•	Part I, Item 1A. Risk Factors: to add disclosure regarding certain risks;

•	Part II, Item 6. Selected Financial Data: to record the related party restricted cash balance equal to the Shortall Funds ($2,264,475);

•	Part II, Item 8. Financial Statements and Supplementary Data: to correct the immaterial errors discovered as a result of the Investigation to:

•	record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party on the consolidated balance sheet and to record the receipt of the Shortall funds and the corresponding amount due to a related party within the operating section of the Company’s consolidated statement of cash flows,

•	identify each of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and

•	amend the reports of the Company’s independent registered public accounting firm, KPMG LLP, regarding the Company’s internal control over financial reporting and financial statements;

•	Part II, Item 9A. Controls and Procedures: to amend management’s evaluation of disclosure controls and procedures and its assessment of internal control over financial reporting to state that such controls were not effective as of June 30, 2015, disclose the Material Weaknesses at June 30, 2015, and discuss the Company’s remediation plan;

•	Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence: to identify each of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and

•	Part IV, Item 15. Exhibits, Financial Statement Schedules: to file a new consent of KPMG LLP and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), file new certifications of our principal executive officer and principal financial officer as exhibits to the 2015 10-K Amendment.

Amendments Reflected in the September 2015 10-Q Amendment

The following sections of the Company’s Quarterly Report on Form 10-Q for period ended September 30, 2015 are being amended pursuant to the September 2015 10-Q Amendment:

•	Part I, Item 1 – Financial Statements to correct the immaterial errors discovered as a result of the Investigation:

•	to amend the presentation of information for the fiscal year ended June 30, 2015 in the consolidated balance sheet to record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party;

•	to amend the consolidated statement of cash flows to reflect the Company’s disbursement of the Shortall Funds and the corresponding reduction of restricted cash all within the operating section of the consolidated statement of cash flows for the three months ended September 30, 2015; and

•	to identify certain of the Related Party Transactions as related party transactions and to add disclosure regarding the same.

•	Part I, Item 4 – Controls and Procedures: to amend management’s evaluation of disclosure controls and procedures and its assessment of internal control over financial reporting to state that such controls were not effective as of September 30, 2015, disclose the Material Weaknesses at September 30, 2015, and discuss the Company’s remediation plan; and

•	Part II, Item 6 – Exhibits and Financial Statement Schedule: to, as required by Rule 12b-15 under the Exchange Act, file new certifications of our principal executive officer and principal financial officer as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Amendments Reflected in the December 2015 10-Q Amendment

The following sections of the Company’s Quarterly Report on Form 10-Q for period ended December 31, 2015 are being amended pursuant to the December 2015 10-Q Amendment:

•	Part I, Item 1 – Financial Statements to correct the immaterial errors discovered as a result of the Investigation:

•	to amend the presentation of information for the fiscal year ended June 30, 2015 in the consolidated balance sheet to record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party;

•	to amend the consolidated statement of cash flows to reflect the Company’s disbursement of the Shortall Funds and the corresponding reduction of restricted cash all within the operating section of the consolidated statement of cash flows for the six months ended December 31, 2015;

•	to identify certain of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and

•	to amend the interim review “Report of Independent Registered Public Accounting Firm” therein to include a revised report of KPMG LLP.

•	Part I, Item 4 – Controls and Procedures: to amend management’s evaluation of disclosure controls and procedures and its assessment of internal control over financial reporting to state that such controls were not effective as of December 31, 2015, disclose the Material Weaknesses at December 31, 2015, and discuss the Company’s remediation plan; and

•	Part II, Item 6 – Exhibits and Financial Statement Schedule: to, as required by Rule 12b-15 under the Exchange Act, file new certifications of our principal executive officer and principal financial officer as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015.

Management and Board Changes

Since the date of the filing of the Original Filing with the SEC, the following changes in the Company’s management and Board composition have occurred:

The Company no longer has any business relationship with Mr. Shortall or Mr. Bosnjak. As of March 11, 2016, (i) Mr. Shortall’s employment as Chief Executive Officer of the Company ceased and Mr. Shortall resigned from his position as Chairman of the Board, (ii) the Board appointed Mary Kate Wold to serve as its new Chair, and (iii) the employment of Ramin Mojdeh, Ph.D. as the Company’s President and Chief Operating Officer ceased.

Effective March 14, 2016, the Board appointed John Ryan as the Company’s Interim President and Chief Executive Officer of the Company. The Board subsequently appointed Mr. Ryan as the Company’s President and Chief Executive Officer and also appointed Mr. Ryan to serve as a member of the Board, in each case, effective July 28, 2016.

On July 25, 2016, the Company’s employment of Mark Iampietro as the Company’s Vice President of Quality and Regulatory Affairs and Chief Compliance Officer was ended by the Company without cause.

On July 28, 2016:

•	the Board appointed Michael E. Kamarck to serve as a member of the Board;

•	the Board appointed Ian Hanson as the Company’s Chief Operating Officer in addition to his roles as the Company’s Senior Vice President;

•	due to results of the Investigation, Dennis P. Pyers was removed from his position as the Company’s Senior Vice President, Controller, Treasurer and Chief Accounting Officer and was appointed as the Company’s Senior Advisor, Special Projects;

•	the Board appointed David Hastings as the Company’s Chief Accounting Officer and Treasurer in addition to his roles as the Company’s Senior Vice President and Chief Financial Officer;

•	the Board appointed Stephanie Walters as Senior Vice President, General Counsel and Secretary; and

•	the Board appointed Molly Weaver, Ph.D., as Vice President of Quality and Regulatory Affairs and Chief Compliance Officer.

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation. The SEC or other external parties could request further documents and information from the Company. The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note. For information concerning the SEC’s ongoing investigation and such lawsuits, see the March 2016 Form 10-Q and the 2016 10-K, which the Company intends to file on the same day as this 2015 10-K Amendment.

Matters Relating to NASDAQ and Our Common Stock and ASX and our CDIs

The filing of the March 2016 Form 10-Q was delayed as a result of the Investigation. As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 Form 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. The notice received from NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements. The staff at NASDAQ subsequently granted the Company an exception to file the March 2016 Form 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1). The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

As noted above, the Company is concurrently filing with the SEC the 2016 10-K and the March 2016 10-Q with the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment. Consequently, the Company currently believes that it has adequately remedied its non-compliance with NASDAQ Listing Rule 5250(c)(1) within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied such non-compliance.

On October 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company did not maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 for the last 30 consecutive business days, the Company was no longer in compliance with NASDAQ Listing Rule 5450(b)(2)(A).

The Company has been provided a period of 180 calendar days, or until April 17, 2017, to regain compliance with the minimum MVLS listing requirement. If at any time on or before April 17, 2017, the MVLS of the Company’s common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company with written confirmation that the Company has achieved compliance with the minimum MVLS listing requirement and the matter will be closed.

In the event that the Company does not regain compliance with the minimum MVLS listing requirement on or before April 17, 2017, NASDAQ will provide the Company with written notification that its securities are subject to delisting. At that time, the Company would be permitted to appeal the delisting determination to a NASDAQ Hearings Panel or apply to transfer its common stock to The NASDAQ Capital Market (provided that it satisfied the requirement for continued listing on that market). (See Part I, Item 1A Risk Factors of this 2016 10-K – “We are not in compliance with the requirements of NASDAQ for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance with NASDAQ Listing Rule 5250(c)(1) or we do not adequately remedy our non-compliance with NASDAQ Listing Rule 5450(b)(2)(A), our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders” below).

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CHESS Depositary Interests (“CDIs”) on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. Such trading in Australia will not resume until after the Company files the audited financial statements included in the 2016 10-K with the ASX, which the Company intends to do concurrently with filing the 2016 10-K with the SEC.

As noted above, the Company is concurrently filing with the SEC the March 2016 Form 10-Q and the 2016 10-K with the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment. Consequently, the Company currently believes that it has adequately remedied its non-compliance with NASDAQ’s listing rules within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied our current non-compliance (see Part I, Item 1A Risk Factors – “We have not been in compliance with the requirements of NASDAQ for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders” below).

UNILIFE CORPORATION

FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements include statements about the following:

•	our ability to obtain additional funding to continue our operations and pay our expenses;

•	our exposure to litigation, regulatory proceedings and government enforcement actions as a result of the findings of the Investigation;

•	our ability to successfully execute our new refocused business strategy;

•	our ability to complete a transaction which would enhance shareholder value as a result of our exploration of strategic alternatives;

•	our ability to remediate material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

•	our ability to comply with the requirements of NASDAQ for continued listing;

•	our ability to develop and achieve substantial sales of our products to our customers;

•	legal and regulatory requirements and developments in the U.S. and foreign countries;

•	the clinical development, therapeutic efficacy and market acceptance of our customers’ product candidates;

•	the ability to satisfy our debt obligations and comply with our restrictive covenants;

•	existing, recently enacted and future legislation and reimbursement practices regarding the healthcare system;

•	our financial performance;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to continue as a going concern for the next 12 months;

•	the success of competing products that are or become available;

•	obtaining and maintaining intellectual property protection for our technology and products;

•	our ability to maintain and perform under our customer agreements;

•	our exposure to manufacturing and other business disruptions;

•	our ability to limit our exposure to product liability lawsuits;

•	our ability to successfully manage our growth;

•	our exposure to scrutiny and increased expenses as a result of being a public company;

•	the impact on the cost and availability of raw materials and certain components due to potential supply changes;

•	our ability to maintain and protect our information technology systems;

•	our ability to effectively execute on our cost reduction measures; and

•	our failure to recruit or retain key personnel or to retain our executive officers.

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and those that may be described from time to time in our future reports that we file with the Securities and Exchange Commission including, without limitation, the Company’s ability to become and remain current on all of its required periodic filings with the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”); expenditures that may be incurred by the Company in connection with any reduction in force; the definitive findings of the Investigation; negative reactions from the Company’s creditors, stockholders, strategic partners or customers to the definitive findings of the Investigation; that the Company’s common stock will be delisted from trading on NASDAQ; the Company’s ability to comply with or obtain waivers under the Company’s debt instruments; the potential that the Company will be required to amend its previous public filings with the SEC and/or restate its previously issued financial statements and the impact and result of any such amendments and/or restatements; the existence of material weaknesses in internal control over financial reporting and the timing and expense of any necessary remediation of control deficiencies; the impact (including costs) and results of any litigation or regulatory inquiries or investigations related to the findings of the Investigation; and the financial impact to the Company as a result of the foregoing. You should read completely this Annual Report on Form 10-K, the documents that we have filed as exhibits to this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are subject to the safe-harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act.

PART I

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

Certain of the risk factors below represent risks that we face as a result of certain events that occurred following the period to which this Annual Report on Form 10-K/A relates. Investors should read the “Explanatory Note” above and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which is being filed by the Company on the date of the filing of this 2015 10-K Amendment, for additional information regarding such events.

Risks Relating to Our Business

Matters relating to or arising from the Investigation, including regulatory proceedings, litigation and potential additional expenses, may adversely affect our business and results of operations.

On May 8, 2016, we announced an investigation into violations of the Company’s policies and procedures and possible violations of law and regulation by the Company’s former Chief Executive Officer, Alan Shortall, and its former Chairman, Jim Bosnjak (the “Investigation”) (see the “Explanatory Note” above for a summary of the final results of the Investigation).

To date, we have incurred significant expenses related to legal, accounting, and other professional services in connection with the Investigation.

The Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in connection with the Investigation (see Part I, Item 3. Legal Proceedings in the 2016 10-K, which is being filed concurrently with this 2015 10-K Amendment for additional information regarding such lawsuits). We will continue to incur legal fees in connection with these pending cases and, pursuant to applicable law and the Company’s Bylaws, will incur expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant.

The Company is unable at this time to predict the timing or outcome of these lawsuits or of similar lawsuits that may be filed in relation to the findings of the Investigation or to predict what action regulatory authorities may take, if any, in relation to such findings, or the impact (including costs) of such lawsuits and/or actions by regulatory authorities. If any of the lawsuits related to the Investigation are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, operations, cash flows and/or financial condition and damage our reputation. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, operations, cash flows and/or financial condition.

The expenses incurred and expected to be incurred in connection with the Investigation, the impact of the findings of the Investigation, including on the confidence of our investors, employees and customers, the remediation efforts required as a result of the Investigation and the diversion of the attention of our management team that has occurred and is expected to continue to occur as a result of the Investigation, could adversely affect, our business, operations, cash flows and/or financial condition.

The findings of the Investigation could also subject the Company (or persons it may be required to indemnify) to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities and other litigation. In this regard, regulatory authorities may consider that the loans described in the “Explanatory Note” above under the headings “Shortall Fund Transfers,” “Bosnjak Loan Payments and Unreimbursed Personal Expenses” and “Advanced Withholding Payments” to constitute prohibited Company loans to executive officers and directors in violation of Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits personal loans to a director or executive officer of a public company.

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Such future investigations or additional lawsuits may adversely affect our business, operations, cash flows and/or financial condition.

In addition to the above, the findings of the Investigation may limit or even prevent our ability to raise capital, may negatively impact employee morale and may result in attrition among our workforce.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based on the COSO 1992 Framework. Based on this evaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities. Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, that various material weaknesses existed at June 30, 2015. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2015. In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. The implementation of the Company’s remediation plans has commenced (see Part II, Item 9A. Controls and Procedures in this 2015 10-K Amendment for additional information regarding such material weaknesses and such remediation process). However, there can be no assurance as to when such material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate such material weaknesses, or the development of new material weaknesses in our disclosure controls and procedures or internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our business, financial condition and the trading price of our common stock.

We need additional funding to continue our operations and meet our research and development, capital and general and administrative expenses. Such funding may not be available on favorable terms, if at all, and may be dilutive to our existing stockholders. Without modifications to our existing payment obligations or receipt of additional funding, our existing cash and other sources of liquidity may not be sufficient to fund our operations for the next twelve months. If additional capital is not available, we may have to further curtail our operations, or take other actions that could adversely impact our stockholders.

Our business does not generate the cash necessary to finance our operations and has consumed substantial amounts of cash to date. We incurred net losses during fiscal years 2016, 2015 and 2014 of $100.8 million, $90.8 million and $57.9 million, respectively. We expect to continue to incur losses and use cash during fiscal year 2017 and through at least fiscal year 2018. Without modifications to our existing payment obligations or receipt of additional funding, we will require additional capital to continue our operations for the next twelve months. At June 30, 2016, cash and cash equivalents were $18.7 million, restricted cash was $2.4 million and the book value of our long-term debt was $105.1 million. In addition, at September 30, 2016, cash and cash equivalents were $6.0 million, and restricted cash was $2.1 million.

If we are unable to obtain additional financing on acceptable terms and when needed, we may default under one or more of our debt obligations. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid, the lenders could elect to declare all amounts outstanding under the applicable debt instruments to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations and lenders could foreclose on their security interest in our intellectual property and other assets. These factors continue to raise substantial doubt about our ability to continue as a going concern.

On February 22, 2016, the Company and certain of its subsidiaries entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which Counterparty agreed to purchase from the Company a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). The Notes may be issued in up to three separate closings. The Company issued to Counterparty the first Note in the aggregate original principal amount of $30.0 million on February 22, 2016 (the “2016 Convertible Note”) and Counterparty paid to the Company $30.0 million in exchange therefor. Counterparty may purchase up to an additional $25.0 million in Notes over the next two years, $15.0 million of which may be purchased in January 2017 (the “2017 Convertible Note”) and $10.0 million of which may be purchased in January 2018 (the “2018 Convertible Note”). There can be no assurance that Counterparty will elect to purchase the 2017 Convertible Note and/or the 2018 Convertible Note.

Further, we are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. As a result, the Company will not be able obtain financing under the Controlled Equity Offering Sales Agreement between the Company and Cantor Fitzgerald & Co. or the equity purchase agreement between the Company and Lincoln Park Capital Fund, LLC at least until the Company is eligible to register the offer and sale of our securities using a registration statement on Form S-3.

Our near-term capital needs depend on many factors, including:

•	our ability to carefully manage our costs and expenses;

•	the amount and timing of amounts paid under our customer contracts; and

•	our ability to successfully utilize currently existing equity facilities.

The Company has been implementing cost reduction measures as it focuses operations on the programs of key strategic customers. If we are unable to obtain adequate financing on acceptable terms when needed, we will be required to implement further cost reduction strategies. These reductions could significantly impact activities related to the commercialization and sale of our products, and could result in significant harm to our business, financial condition and results of operations. In addition, these reductions could cause us to further curtail our operations, or take other actions that would adversely impact our stockholders. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may seek stockholder approval to downsize or wind down our operations through liquidation, bankruptcy or a sale of our assets.

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

At June 30, 2016, the book value of our long-term debt was $105.1 million. The Amended OrbiMed Credit Agreement and the Metro Bank Loan (each defined below) contain certain restrictive covenants. The Amended OrbiMed Credit Agreement contains certain customary covenants, including among other things, covenants relating to financial performance and liquidity targets. The Amended OrbiMed Credit Agreement also contains covenants that, among other things, require us to obtain consent from the Lender prior to incurring certain indebtedness or assuming or guaranteeing the indebtedness of another entity or individual. Moreover, the Metro Bank Loan is secured by a mortgage lien and a continuing security interest in the personal property of Unilife Cross Farm LLC, a wholly owned subsidiary of the Company (“Cross Farm”), and contains certain customary covenants, including the maintenance of $2.4 million of restricted cash that must remain in cash deposits (on which FNB has a first priority security interest). In addition, we are required to maintain a cash balance of $3.0 million inclusive of the $2.4 million of restricted cash. Furthermore, the issuance of equity securities in excess of 40% of our outstanding shares of common stock to a person or group (within the meaning of Rule 13d-5 of the Exchange Act) constitutes an event of default under the Amended OrbiMed Credit Agreement. These foregoing restrictive covenants may limit or even prevent our ability to raise capital. If we are unable comply with such covenants or obtain a waiver from our lenders, then it may be more difficult for us to operate our business or we may default on our obligations to our lenders.

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2016 (the “Third Quarter 10-Q”) and the 2016 10-K with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. There can be no assurance when we will meet this requirement, which depends in part upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.

We may not be able to successfully execute our new refocused business strategy.

In July 2016, we announced that the Company will focus primarily on active and new customer programs in its portfolio of wearable injector systems. This primary focus on wearable injectors is expected to enhance operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. There can be no assurances that our new strategic direction will result in the commercialization and sale of our products and we cannot provide any assurances that our focus on active and new customer programs in our portfolio of wearable injector systems will be successful.

We have forecasted cost savings from our plan to refocus our business strategy based on a number of assumptions and expectations which, if achieved, would improve our cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. The estimated costs and benefits associated with the plan are preliminary and may vary based on various factors including: the timing of execution of the plan, outcome of negotiations with third parties, and changes in management’s assumptions and projections. As a result, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits associated with the plan.

In connection with this new focus, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. The Company is attempting to negotiate terminations of certain non-wearable injector customer and supplier contracts. There can be no assurance that the Company will be able to successfully negotiate the termination of these contracts and the Company may incur material expenses in exiting customer and/or supplier contracts. Certain of these customer contracts contain material cancellation penalties which the Company is in the process of negotiating. While the Company believes it may be able to eliminate or significantly reduce these penalties, there can be no assurance that the Company will be successful in doing so.

Further, our new business strategy can potentially present risks that may otherwise harm our business, including failure to meet customer or regulatory requirements due to the loss of employees or inadequate transfer of knowledge and negative impact on employee morale and increasing attrition among our workforce.

We are subject to litigation that could adversely affect our business.

We are or have been involved in a number of lawsuits. A more detailed description of these lawsuits is contained in Part I, Item 3. Legal Proceedings in the 2016 10-K. We intend to contest all of these cases vigorously and will explore all options, as appropriate, in the best interests of the Company. However, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these cases, which may or may not be covered by insurance. The time and cost of such litigation, as well as the ultimate outcome of such litigation, whether or not we are successful, could divert management’s attention from our business and could adversely affect our business, operations, cash flows and/or financial condition.

Recent changes in our management team may be disruptive to, or cause uncertainty in, our business, results of operations, financial condition, and the market price of our common stock.

During the second half of fiscal year 2016, the Company implemented significant changes in its Board and management team composition (see the “Explanatory Note – Management and Board Changes” above for additional information regarding such changes to our Board and management team composition). These changes may be disruptive to or cause uncertainty in our business. The failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could also negatively affect our business. These matters could have a material adverse impact on our results of operations, financial condition, and the market price of our common stock.

We are not in compliance with the requirements of NASDAQ for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance with NASDAQ Listing Rule 5250(c)(1) or we do not adequately remedy our non-compliance with NASDAQ Listing Rule 5450(b)(2)(A), our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders.

We were delinquent in the filing of the Third Quarter 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As a result, we have not been in compliance with the listing rules of NASDAQ. On July 18, 2016, and subsequently on October 4, 2016, we submitted a compliance plan and an updated compliance plan, respectively, to NASDAQ and were granted an exception to file our Third Quarter 10-Q and any other delinquent periodic financial reports on or before November 7, 2016 in order to enable us to regain compliance with the listing rules. We filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and the Third Quarter 10-Q concurrently with the filing of this Annual Report on Form 10-K. As a result, we currently believe that we have adequately remedied our non-compliance with NASDAQ’s Listing Rule 5250(c)(1) within NASDAQ’s terms of exception. However, because the Company did not maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 for the last 30 consecutive business days, the Company is no longer in compliance with NASDAQ Listing Rule 5450(b)(2)(A). The Company has been provided a period of 180 calendar days, or until April 17, 2017, to regain compliance with the minimum MVLS listing requirement. If at any time on or before April 17, 2017, the MVLS of the Company’s common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company with written confirmation that the Company has achieved compliance with the minimum MVLS listing requirement and the matter will be closed. There can be no assurance that NASDAQ will concur that we have remedied our non-compliance with NASDAQ Listing Rule 5250(c)(1) or that we will be able to adequately remedy our non-compliance with NASDAQ Listing Rule 5450(b)(2)(A), in which case our common stock could remain subject to delisting by NASDAQ. If our common stock were delisted, there can be no assurance whether or when it would again be listed for trading on NASDAQ or any other securities exchange. In addition, the market price of our shares might decline and become more volatile, and our stockholders might find that their investment in our shares has limited liquidity. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

Our fiscal year 2016 consolidated financial statements state that our recurring losses from operations and limited cash resources raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations, generating continued cash payments from customers under new or existing contracts and/or raising additional capital. In addition, our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our liquidity is highly dependent on our ability to improve our financial condition. Our failure to obtain new or additional financing could impair our ability to both serve our existing customer base and develop prospective customers and could result in our failure to continue to operate as a going concern.

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

At the present time, none of our customers has received regulatory clearance or approval from the U.S. Food and Drug Administration, or the FDA, or a foreign regulatory authority for the commercial sale of a drug-device combination product that incorporates any of our products. It is also our understanding that, at the present time, none of our customers has applied for regulatory approval of a drug-device combination product using our technology. None of our products are currently being sold by our customers with their injectable therapies. To date, we have derived substantially all of our revenue from upfront payments, exclusivity fees, device and development materials and milestone-based fees from customers. Many of our customers’ injectable therapies that are planned to be used in combination with our products are in various stages of clinical development. We have a broad portfolio of proprietary product platforms, including wearable injectors, insulin delivery systems, disposable and reusable auto-injectors, pre-filled syringes, drug reconstitution delivery systems, ocular delivery systems and other systems for the targeted delivery of injectable therapies. We have incurred, and will continue to incur, research and development expenses related to the development and manufacturing scale-up of products for our customers. During fiscal year 2016, we invested $43.2 million to address our research and development requirements, including employee costs, equipment, materials, tooling, prototypes and outside contract services. We expect to continue investing in certain capital equipment to support increasing customer demand for our products and services. We will also incur significant general and administrative expenses such as assisting our customers with seeking regulatory approvals and complying with the requirements related to being a public company in both the United States and Australia. We do not expect to be profitable until we generate sufficient revenue from product sales, upfront fees, milestone-based payments or royalty fees to offset our total operating expenditures.

If we experience problems or delays in securing additional agreements to supply our products and services to customers, our business, including our ability to generate additional revenue, will be materially and adversely affected.

To date, we have signed commercial supply contracts and other agreements with several pharmaceutical and biotechnology companies. However, our ability to generate additional revenue will also depend on our ability to successfully negotiate additional agreements for our proprietary product platforms with new or existing customers and, notwithstanding potential upfront or milestone-based payments, to begin supplying substantial commercial quantities of such products under such agreements. Given the substantial size, complexity and long-term duration of many of these prospective agreements, they can take significant time to negotiate and finalize. We cannot provide assurance of whether we will be able to enter into additional agreements for our products or what the terms of any such agreements will be. If we are unable to secure additional supply agreements for our products and services in a timely manner or obtain favorable terms under such agreements, our ability to generate additional revenue aside from our existing contracts will be materially and adversely affected.

Our devices will be subject to regulatory oversight and approvals either as combination products or as devices. We cannot be sure how the FDA, European Medicines Agency (“EMA”) or other foreign regulatory authority will regulate our customers’ drug-device combination products or our devices and/or whether we or our customers will be successful in obtaining and/or maintaining regulatory approval.

Our products, outside of our reusable auto-injector and certain systems for targeted drug delivery, are designed to be supplied to customers as sub-assembly components. Such sub-assembly components are ready for filling with a measured dose of an injectable therapy, and the final assembly or packaging is to be conducted by our customers or a third party. Once our products are filled, assembled and/or packaged by our customers or a third party with an injectable therapy, they will become classified for regulatory purposes as drug-device combination products. In such instances, our customers will ultimately be responsible for seeking and obtaining regulatory approval of the drug-device combination product. Each of our supply agreements that are currently in effect reflect such business-to-business partnerships under which we will sell our products to pharmaceutical customers who are ultimately responsible for the regulatory approval, marketing and sale of the drug-device combination product.

In order to be eligible to market and sell a drug-device combination, a customer will need to submit and receive approval of an NDA, BLA, ANDA, sBLA or the foreign equivalent of any of the foregoing.

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

Moreover, the approval process may also require changes to our customers’ drug-device combination products or result in limitations on the indicated uses of our customers’ drug-device combination products, which could negatively affect us. As a result, our customers’ expectations with respect to marketing approval or clearance may prove to be inaccurate, and our customers may not be able to obtain marketing approval or clearance in a timely manner or at all. We could face similar issues if we submit any devices to the FDA or a foreign regulatory authority for approval, as appropriate for the class of device (or other foreign regulatory processes). We may be required to make changes to our device or we may not be able to obtain marketing approval or clearance in a timely manner or at all.

In addition, regulatory requirements in the United States and outside the United States can, at any time, require prompt action to maintain compliance, particularly, when product modifications are required. Following the introduction of a drug-device combination product or a device, these agencies will also periodically review our or our customers’ manufacturing processes and the performance of our customers’ drug-device combination products or our devices.

Our or our customers’ failure to comply with cGMP, failure to comply with adverse event reporting, clinical trials and other requirements of these agencies could delay or prevent the production, marketing or sale of our customers’ drug-device combination products or our devices and result in fines, delays, suspensions or prevention of regulatory clearances, closure of manufacturing sites, seizures or recalls of products and damage to our and our customers’ reputations.

We and our customers are subject to extensive regulation by governments around the world, and if these regulations are not complied with, existing and future operations may be curtailed, and we could be subject to liability.

Our devices and our customers’ drug-device combination products that utilize our products are subject to extensive regulation by governmental authorities in the United States, Europe and other countries, including the FDA. Not only do these regulations present challenges during the regulatory approval process as discussed above, but after our devices or our customers’ drug-device combination products that utilize our products are approved and placed in the market, numerous regulatory requirements will apply. These include, but are not limited to QSR, labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off label” uses, medical device reporting regulations and post-market surveillance regulations, and laws and regulations that govern the development, testing, manufacturing, advertising, marketing and distribution of medical devices, including our devices and our customers’ drug-device combination products that utilize our products. The FDA has broad post-market and regulatory enforcement powers.

As a registered device manufacturer and supplier of the drug delivery device component of a combination product, we are subject to unannounced and preapproval inspections by the FDA of our manufacturing facility to determine our compliance with QSR and cGMP.

Failure to comply with applicable regulatory requirements can result in an enforcement action by the FDA or other regulatory authority, which may include any or all of the following sanctions: fines, injunctions, consent decrees and civil penalties, recall or seizure of our products or our customers’ drug-device combination products, operating restrictions, partial suspensions or total shutdown of production, refusing our customers’ requests for regulatory approvals of their drug-device combination products or new intended uses, as applicable, refusing our requests for regulatory approval of our devices, withdrawing our customers’ or our regulatory approvals that may be granted and criminal prosecution.

The therapeutic efficacy of certain of our customers’ therapies is either unproven in humans or has only been proven in limited circumstances, and we may not be able to successfully develop and sell our products in combination with our customers’ therapies.

While some of our customers will be using our products with established, approved therapies, in certain instances, the benefits of our customers’ therapies as injectable therapies is either unproven or has only been proven in limited circumstances. Our ability to generate revenue from our products will depend heavily on the successful development, commercialization and sales of our customers’ therapies, which is subject to many potential risks. For example, data developed in clinical trials or following the commercialization of our customers’ therapies may show that such therapies do not prove to be effective treatments for the targets they are being designed to act against (or as effective as other treatments available). In clinical trials or following commercialization, it may be shown that our customers’ therapies interact with human biological systems in unforeseen, ineffective or harmful ways. If our customers’ therapies are associated with undesirable side effects or have characteristics that are unexpected, our customers may need to abandon clinical development or discontinue commercial sales or limit clinical development or sales to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. As a result of these and other risks described herein that are inherent in the development and sale of therapeutic agents, our customers may never successfully develop or successfully commercialize their therapies or the commercialization of our customers’ therapies may be abandoned or severely limited, which may limit our profitability with respect to such customers, and we may not be successful in achieving commercial scale production and sales of our injectable drug delivery systems in combination with our customers’ therapies.

Certain of the injectable therapies being targeted for use with our products are not approved, but are in various phases of clinical development. These injectable therapies may be independently terminated by our customers prior to submission of a regulatory filing or even after our customers receive regulatory approval, resulting in the cessation of any revenue associated with that contract or program.

We work with pharmaceutical and biotechnology companies who are targeting the use of our products with a variety of injectable therapies. While some of our customers have approved therapies, certain of our customers’ injectable therapies are not approved, and are in various phases of clinical development. None of our customers with approved therapies has received regulatory clearance or approval from the FDA or a foreign regulatory authority for the commercial sale of a drug-device combination product that incorporates its approved therapy and one of our products. The clinical development of these pipeline therapies can be terminated by our customers at any stage. Furthermore, our customers could obtain regulatory approval for their injectable therapies and their drug-device combination products that include our product, and decide for business reasons not to market and sell their drug-device combination product. Prior investments we have made in manufacturing capacity or research and development will then not result in the generation of revenue that would have previously been anticipated through our customers’ regulatory approval, launch and post-market sales of the drug-device combination product within target domestic and international markets.

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

Even if our customers obtain regulatory approval for their product candidates, their product candidates may not gain sufficient levels of market acceptance among physicians, healthcare payers, patients or the medical community to make them commercially feasible. Market acceptance of our customers’ product candidates, if they receive approval, depends on a number of factors, including the:

•	efficacy and safety of our customers’ product candidates;

•	clinical indications for which their product candidates are approved;

•	acceptance by physicians, patients and the medical community of their product candidates as a safe and effective treatment;

•	potential and perceived advantages of their product candidates over alternative treatments;

•	safety of their product candidates seen in a broader patient group;

•	prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	timing of market introduction of their product candidates as well as competitive products;

•	cost of treatment in relation to alternative treatments;

•	availability of coverage and adequate reimbursement and pricing by third party payers and government authorities;

•	relative convenience and ease of administration; and

•	effectiveness of their sales and marketing efforts.

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

On March 12, 2014, Unilife Medical Solutions, Inc., a wholly owned subsidiary of the Company, or the Borrower, entered into a Credit Agreement with ROS Acquisition Offshore LP, or the Lender or ROS, as amended by the First Amendment to the Credit Agreement, dated September 30, 2014, the Second Amendment to the Credit Agreement, dated June 30, 2015, the Third Amendment to the Credit Agreement, dated October 13, 2015, the Fourth Amendment to the Credit Agreement, dated December 31, 2015, the Fifth Amendment to the Credit Agreement, dated January 31, 2016, the Sixth Amendment to the Credit Agreement, dated February 9, 2016, the Seventh Amendment to the Credit Agreement, dated February 16, 2016, and the Eighth Amendment to the Credit Agreement, dated February 22, 2016 (as so amended, the “Amended OrbiMed Credit Agreement”). Pursuant to and subject to the terms of the Amended OrbiMed Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $70 million. The Borrower has received the full $70 million under the Amended OrbiMed Credit Agreement. The interest rate is 9.25% plus the greater of the three month LIBO Rate (as defined in the Amended OrbiMed Credit Agreement) or 1.0%.

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

The obligations of the Borrower under the Amended OrbiMed Credit Agreement are: (i) secured by substantially all assets of the Borrower, subject to the security interest in certain assets granted to Counterparty on February 22, 2016, and (ii) guaranteed by the Company and each of its subsidiaries. Such guarantees are secured by substantially all assets of the guarantors. The security interests granted by Borrower, the Company, Cross Farm, UMSL and Unitract Syringe Pty Limited, or Unitract Syringe, are evidenced by, among other things, a Pledge and Security Agreement, a Mortgage and Security Agreement and a General Security Deed.

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

In addition, on October 20, 2010, Cross Farm entered into a Loan Agreement with First National Bank (“FNB”), formerly Metro Bank, as amended in connection with the Amended OrbiMed Credit Agreement on March 12, 2015, or the Metro Bank Loan. The Metro Bank Loan is secured by a mortgage lien and a continuing security interest in Cross Farm’s personal property, and contains certain customary covenants, including the maintenance of $2.4 million of restricted cash that must remain in cash deposits (on which FNB has a first priority security interest). In addition, we are required to maintain a cash balance of $3.0 million inclusive of the $2.4 million of restricted cash. Upon the occurrence of an event of default under the agreement evidencing the Metro Bank Loan, there is a risk that FNB could obtain rights to the secured assets. Additionally, FNB could elect to declare all amounts outstanding under the Metro Bank Loan to be immediately due and payable.

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

On February 22, 2016, the Company and Counterparty entered into the Counterparty SPA, pursuant to which the 2016 Convertible Note was issued. Upon an occurrence of an event of default under the 2016 Convertible Note, Counterparty could elect to declare all amounts outstanding under the 2016 Convertible Note to be immediately due and payable.

There are cross-default provisions in the Amended OrbiMed Credit Agreement, Metro Bank Loan, Keystone/CFA Loan and the 2016 Convertible Note, so that a default under one debt instrument could trigger a default under the others. As noted above, events of default under these debt instruments could result in the applicable counterparties demanding repayment of our debt. If such counterparties were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. These factors continue to raise substantial doubt about our ability to continue as a going concern.

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

Some companies we may utilize for the supply of components for our proprietary products also develop and market their own products that compete with ours. These companies may elect to cease supply relationships with us in the future for competitive reasons. This may disrupt our supply chain, cause difficulties in the qualification of new sources of supply and impair our ability to supply customer orders. Such events may have a material adverse effect on our results of operations, our financial condition and/or cash flows.

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

Additionally, while our customizable products and multi-source strategy for components and raw materials provides us significant differentiation in the medical device markets, it also makes supplier relationships a key aspect of our business model. Many of our competitors are vertically integrated and may source their own raw materials and/or produce their own commodity components such as plastics, glass or elastomers. As such, these competitors have greater control over the supply of these components and are therefore not subject to the same supply chain risks to which we are subject. Furthermore, because we do not produce these commodity components ourselves, we may need to purchase certain components from commodity component suppliers who are also our device competitors. Such supplier-competitors may have a disincentive to meet our supply chain needs on terms that are favorable to us.

We are also subject to competition from our customers. In particular, our customers can decide to develop their own injectable drug delivery systems internally. Moreover, we may face indirect competition from companies who develop and market alternative treatments and delivery methods that compete with our customers’ drug-device combination products that utilize our products.

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. Factors affecting our competitive position include, for example, product design and performance, pricing of our services and products, product safety, sales, marketing and distribution capabilities, success and timing of new product development and introductions, intellectual property protection and our financial wherewithal and perception thereof.

We may be unable to protect our intellectual property rights or may infringe on the intellectual property rights of others.

Our success depends in part on our ability to obtain and maintain protection in the United States and other countries of the intellectual property relating to or incorporated into our technology and products. Granted patents expire at varying dates based on the filing date of the related application. Patents relating to our wearable injectors expire between calendar years 2032 and 2036, with some patents for other products expiring earlier. . Pending and/or future filed patent applications covering relevant advancements in our technologies could extend well beyond 2036 once granted. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us with any competitive advantage or adequate protection. In particular, the injectable drug delivery systems which we are developing and for which we have filed patent applications are relatively new inventions, and we cannot be sure that we will be able to obtain patents on these inventions. Our issued and future patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar technology or products or limit the length of terms of patent protection we may have for our technology or products. Changes in patent laws or their interpretation in the United States and other countries could also diminish the value of our intellectual property or narrow the scope of our patent protection. In addition, the legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology or products similar or identical to ours. In order to preserve and enforce our patent and other intellectual property rights, we may need to make claims or file lawsuits against third parties. This can entail significant costs to us and divert our management’s attention from developing and commercializing our technology or products.

There also can be no assurance that third parties will not assert that our technology or products infringe their patent or other intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

•	stop, delay or abandon our ongoing or planned commercialization of the product that is the subject of the suit;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all;

•	redesign the product that uses the relevant technology; or

•	pay damages which could adversely impact our financial condition and ability to execute our business plan and operations.

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

If we or our suppliers experience interruptions in manufacturing operations, our business will suffer.

We currently manufacture our products at our York, Pennsylvania facility, with no alternate facilities available. We also use a number of suppliers to supply components for our products. If we or our suppliers were to experience a manufacturing disruption as a result of damage or destruction of the building, equipment failure, acts of God or other force majeure events, our ability to satisfy our obligations to our customers would be adversely affected, which would harm our business and our results of operations.

The sale of any of our proprietary products could be stopped, delayed or made less profitable if our manufacturing facility fails to provide us with sufficient quantities of our proprietary products or fails to do so at acceptable quality levels or prices and in a timely manner.

To manufacture our proprietary products in the quantities and at the prices that we believe would be required to meet anticipated market demand of future customers, or in the event of increased orders from our current customers, we would need to increase manufacturing capacity, which would involve typical scale-up challenges. In addition, any expansion to our existing commercial-scale manufacturing capabilities may require us to either outsource manufacturing capabilities to third parties and/or to invest substantial funds and hire and retain technical personnel who have the necessary manufacturing experience. We may not successfully complete any manufacturing scale-up activities required to increase existing manufacturing capabilities in a timely manner, or at all.

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

Because our proprietary products, in connection with our customers’ injectable therapies, will be drug-device combination products, we also face additional risks of recalls that could be caused by our customers’ therapies. Any such recall could similarly result in significant costs, negative publicity and damage to our reputation, even if caused by a customer’s products. We may also realize significant costs and delay in finding a substitute customer to sell into the affected market, if one can be found at all.

We may be sued for product liability claims, which could adversely affect our business.

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

Healthcare providers, physicians and third party payers will play a primary role in the recommendation and prescribing of any drug-device combination products for which our customers obtain marketing approval. Our future arrangements with our customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Although we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payers, federal and state healthcare laws and regulations may be applicable to our business.

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

We cannot give any assurance that we will be able to complete the development and sale of new or customized injectable drug delivery systems in response to the emerging needs of our pharmaceutical and biotechnology customers.

Our injectable drug delivery systems, including customized products, are a response to changes in medical technologies, industry standards and the emerging needs of our pharmaceutical and biotechnology customers. Our success will depend on our ability to continue developing and selling new injectable drug delivery systems and customizing our existing products to meet the changing needs of our customers. The development and customization of these injectable drug delivery systems requires significant research and development and expenditures of capital. There can be no assurance that our customization and development efforts will result in successful products that meet the changing needs of our customers.

We will continue to incur significant costs as a result of being a public company in both the United States and Australia.

We are subject to the periodic reporting requirements of the Exchange Act. Being a public reporting company in the United States entails significant expense, including costs required for us to comply with the Sarbanes-Oxley Act of 2002. In addition, because our shares of common stock are also listed on the ASX, in the form of CHESS Depositary Interests (“CDIs”), we are also required to file financial information and make certain other filings with the ASX. Our status as a reporting company in both the United States and Australia makes some activities more time-consuming and costly and causes us to incur legal, accounting and other expenses that are higher than those that are typically incurred by companies that are subject to reporting requirements in only one jurisdiction. Being subject to multiple and sometimes competing reporting frameworks also subjects us to greater risk of non-compliance.

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

As of June 30, 2016, we had $9.4 million of goodwill on our balance sheet, which represented 10.7% of our total assets. We recorded this goodwill primarily from our historical acquisition activities. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Any material impairment of our goodwill would likely have a material adverse impact on our results of operations.

Global economic conditions and risks could adversely affect our business and operations.

In recent years, the commercial and financial markets have been faced with very challenging global economic conditions, particularly in the United States and Europe. Certain of our customers and potential customers are international pharmaceutical and biotechnology companies based in the United States or in Europe. Deterioration in the global economic environment, particularly in those regions, may result in decreased demand for our products and services, downward pressure on the prices for our products, longer sales cycles, and slower adoption of new technologies. A weakening of macroeconomic conditions may also adversely affect our suppliers based in the United States or Europe, which could result in interruptions in supply in the future. Similarly, this international exposure of our business may subject us to less intellectual property protection in some countries outside the U.S., non-U.S. regulatory requirements, trade protection measures and import or export licensing requirements. There can be no assurance that a deterioration of economic conditions in international markets will not adversely affect our future results. Moreover, changes in foreign currency exchange rates can affect the value of our assets and liabilities, and the amount of our revenue and expenses. We do not currently try to mitigate our exposure to currency exchange rate risks by using hedging transactions. We cannot predict future changes in foreign currency exchange rates, and as a result, we may suffer losses as a result of future fluctuations.

Changes in reimbursement practices of third party payers could affect the demand for some of our products and the prices at which they are sold and adversely affect our financial condition and results of operations.

Sales of our products, if any, may depend, in part, on the extent to which healthcare providers and facilities are reimbursed by government authorities, private insurers and other third party payers for the costs of our products. The coverage policies and reimbursement levels of third party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the acceptance rate of new technologies and products. Legislative or administrative reforms to reimbursement systems in the United States or abroad, or changes in reimbursement rates by private payers, could adversely affect customer demand or the price customers are willing to pay for our products, which could in turn adversely impact our financial condition and results of operations.

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

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. John Ryan, our President and Chief Executive Officer and Ian Hanson, our Chief Operating Officer and Senior Vice President, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Messrs. Ryan and Hanson, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

Failure to effectively execute on our cost reduction measures could result in total costs that are greater than expected or revenues that are less than anticipated.

The Company has been implementing cost reduction measures as it focuses operations on the programs of key strategic customers. As part of these cost reduction measures, the Company’s workforce has been reduced to approximately 140 employees as of July 28, 2016, a reduction of more than 40% since January 2016 and a reduction of approximately 50% since July 1, 2015. We may have further cost reduction initiatives in the future. Risks associated with such measures include adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business.

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

The price of our shares of common stock may be volatile, which means that it could decline substantially within a short period of time. The trading price of the shares may fluctuate, and investors may experience a decrease in the value of the shares that they hold, sometimes regardless of our operating performance or prospects. The trading price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning our business and that of our competitors including in particular, the progress of the commercialization of our products and sale of our injectable drug delivery systems;

•	unsuccessful capital raising activities;

•	employee departures;

•	regulatory developments;

•	the impact (including costs) and results of any litigation or regulatory inquiries or investigations related to the findings of the Investigation;

•	quarterly variations in operating results;

•	negative reporting about us in the press;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	fluctuations of investor interest in the injectable drug delivery systems industry; and

•	fluctuations in the economy, world political events or general market conditions.

If there are substantial sales of our shares of common stock, our share price could decline.

As of October 17, 2016, we had 17,342,043 shares of common stock outstanding. All of those shares of common stock other than 386,425 shares held by our affiliates are freely tradable under the Securities Act. Shares held by our affiliates are eligible for resale pursuant to Rule 144. If our stockholders sell a large number of shares of common stock, or the short interest position increases significantly, the market may perceive that our stockholders might sell a large number of shares, which could cause the price of our common stock to decline significantly.

In addition, as of October 17, 2016, 1,887,847 shares of our common stock are subject to outstanding stock options and warrants. We have registered the shares issuable upon the exercise of options granted under our Amended and Restated 2009 Stock Incentive Plan. If options and warrants are exercised and the holders sell their shares, such sales could have an adverse effect on the market price of our common stock.

We do not intend to pay cash dividends in the foreseeable future.

For the foreseeable future, we do not intend to declare or pay any dividends on our common stock. We intend to retain our earnings, if any, to finance the development of our business and products. Any future decision to declare or pay dividends will be made by our Board and will depend upon a number of factors including our financial condition and results of operations. In addition, under our current bank financing agreements, we are not permitted to pay cash dividends without the prior written consent of the lender.

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

Certain provisions of our certificate of incorporation and bylaws may have the effect of deterring takeovers, such as those provisions authorizing our Board to issue, from time to time, any series of preferred stock and fix the designation, powers, preferences and rights of the shares of such series of preferred stock; prohibiting stockholders from acting by written consent in lieu of a meeting; requiring advance notice of stockholder intention to put forth director nominees or bring up other business at a stockholders’ meeting; prohibiting stockholders from calling a special meeting of stockholders; requiring a 66 2/3% majority stockholder approval in order for stockholders to amend our bylaws or adopt new bylaws; and providing that, subject to the rights of preferred shares, the number of directors is to be fixed exclusively by our Board. Section 203 of the Delaware General Corporation Law, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our Board, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change of control of us, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

PART II

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

	Fiscal Years Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except share data)
Statements of Operations Data:
Revenue(a)	$13,158	$14,689	$2,743	$5,519	$6,650
Net loss	(90,849)	(57,899)	(63,198)	(52,302)	(40,682)
Basic and diluted net loss per share (b)	(8.10)	(5.90)	(7.79)	(7.75)	(7.03)
Balance Sheet Data:
Total assets	$96,393	$81,768	$68,401	$82,308	$89,478
Long-term debt, including current portion	80,435	55,448	23,871	28,765	22,687

(a)	Includes $2.3 million, $2.6 million, $4.1 million, and $3.9 million in connection with our former exclusive licensing agreement and our industrialization agreement with Sanofi in the fiscal years ended June 30, 2014, 2013, 2012 and 2011, respectively.
(b)	On May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented in this Item 6 have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented.

Item 8.	Financial Statements and Supplementary Data

On May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented in this 2015 10-K Amendment have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Ineffective tone at the top and design and operation of controls to monitor, investigate and communicate non-compliance with the Company’s Code of Conduct;

•	Insufficient number of trained resources with responsibility and accountability for financial reporting processes and controls;

•	Ineffective continuous risk assessment process;

•	Ineffective information and communication processes and monitoring activities regarding related party transactions;

•	Ineffective operation of certain process level controls due to management override of controls, including related party transactions and loans and advances to executives and a former Board member; and

•	Ineffective program change and access general information technology controls resulting in ineffective process level automated controls and ineffective compensating manual controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unilife Corporation and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated September 14, 2015, except for the revisions to the consolidated financial statements as discussed in note 2 and the restatement as to the effectiveness of internal control over financial reporting regarding the various material weaknesses, as to which the date is October 21, 2016, which expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements dated October 21, 2016 contains an explanatory paragraph describing revisions to the consolidated financial statements more fully described in note 2 related to the May 13, 2016 10:1 reverse split of the Company’s common stock, and the correction of immaterial errors and omitted disclosures regarding restricted cash and related party transactions. Our report on the consolidated financial statements dated October 21, 2016 also contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting has been restated by the Company’s management to disclose the aforementioned material weaknesses and the resultant ineffectiveness of its internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

September 14, 2015, except for the revisions to the consolidated financial statements discussed in note 2 and the restatement as to the effectiveness of internal control over financial reporting for various material weaknesses described above, as to which the date is October 21, 2016.

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

As discussed in note 2 to the consolidated financial statements, the consolidated financial statements have been revised to reflect a May 13, 2016 10:1 reverse split of the Company’s common stock as if it had occurred at the beginning of the first period presented and to correct immaterial errors and omitted disclosures regarding restricted cash and related party transactions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations and has limited cash resources, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 14, 2015, except for the restatement as to the effectiveness of internal control over financial reporting for material weaknesses described therein, which is as of October 21, 2016, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

September 14, 2015, except for the revisions to the consolidated financial statements discussed in note 2 and the restatement as to the effectiveness of internal control over financial reporting for various material weaknesses, as to which the date is October 21, 2016.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2015	2014
	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$12,303	$8,368
Restricted cash	2,400	2,400
Restricted cash – related party	2,264	—
Accounts receivable	1,530	1,860
Inventories	151	142
Prepaid expenses and other current assets	656	1,108

Total current assets	19,304	13,878
Property, plant and equipment, net	66,148	54,588
Goodwill	9,685	11,830
Other assets	1,256	1,472

Total assets	$96,393	$81,768

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$4,042	$3,583
Due to related party	2,264	—
Accrued expenses	5,074	3,339
Current portion of long-term debt	775	613
Deferred revenue	4,942	717

Total current liabilities	17,097	8,252
Long-term debt, less current portion	79,660	54,835
Deferred revenue	17,550	12,550

Total liabilities	114,307	75,637

Commitments and Contingencies (Note 9)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2015; none issued or outstanding as of June 30, 2015 and 2014	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of June 30, 2015; 13,197,616 and 10,361,728 shares issued, and 13,194,748 and 10,358,861 shares outstanding as of June 30, 2015 and 2014, respectively	132	104
Additional paid-in-capital	366,005	297,101
Accumulated deficit	(384,580)	(293,731)
Accumulated other comprehensive income	669	2,797
Treasury stock, at cost, 2,867 shares as of June 30, 2015 and 2014	(140)	(140)

Total stockholders’ (deficit) equity	(17,914)	6,131

Total liabilities and stockholders’ (deficit) equity	$96,393	$81,768

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended June 30,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$13,158	$14,689	$2,743

Cost of product sales	—	—	128
Research and development	52,487	34,111	21,749
Selling, general and administrative	36,176	27,894	32,437
Depreciation and amortization	4,923	4,079	9,487

Total operating expenses	93,586	66,084	63,801

Operating loss	(80,428)	(51,395)	(61,058)
Interest expense	6,368	7,332	2,392
Other income	(226)	(228)	(252)
Change in fair value of financial instruments	4,279	(600)	—

Net loss	(90,849)	(57,899)	(63,198)
Other comprehensive loss (income):
Foreign currency translation	2,128	(340)	978

Comprehensive loss	$(92,977)	$(57,559)	$(64,176)

Net loss per share:
Basic and diluted net loss per share	$(8.10)	$(5.90)	$(7.79)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
Balance as of June 30, 2012	7,584,944	$76	$213,008	$(172,634)	$3,435	$(140)	$43,745
Net loss	—	—	—	(63,198)	—	—	(63,198)
Foreign currency translation	—	—	—	—	(978)	—	(978)
Share-based compensation expense	261,117	3	13,284	—	—	—	13,287
Issuance of common stock from public offering, net of issuance costs	1,560,540	16	39,666	—	—	—	39,682
Exercise of warrant to purchase common stock	142,422	1	2,833	—	—	—	2,834
Issuance of common stock upon exercise of stock options	11,233	—	226	—	—	—	226

Balance as of June 30, 2013	9,560,256	96	269,017	(235,832)	2,457	(140)	35,598
Net loss	—	—	—	(57,899)	—	—	(57,899)
Foreign currency translation	—	—	—	—	340	—	340
Share-based compensation expense	159,310	2	8,314	—	—	—	8,316
Issuance of common stock from public offerings, net of issuance costs	501,215	5	16,851	—	—	—	16,856
Issuance of common stock upon exercise of stock options	140,947	1	2,919	—	—	—	2,920

Balance as of June 30, 2014	10,361,728	104	297,101	(293,731)	2,797	(140)	6,131
Net loss	—	—	—	(90,849)	—	—	(90,849)
Foreign currency translation	—	—	—	—	(2,128)	—	(2,128)
Share-based compensation expense	989,008	10	11,765	—	—	—	11,775
Issuance of common stock from public offerings, net of issuance costs	1,845,880	18	57,116	—	—	—	57,134
Issuance of common stock upon exercise of stock options	1,000	—	23	—	—	—	23

Balance as of June 30, 2015	13,197,616	$132	$366,005	$(384,580)	$669	$(140)	$(17,914)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(90,849)	$(57,899)	$(63,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,923	4,079	5,435
Loss on disposal of equipment	—	—	4,052
Share-based compensation expense	11,775	8,316	13,287
Recognition of deferred revenue	(125)	(3,187)	(2,623)
Non-cash interest expense	1,896	457	—
Change in fair value of financial instruments	4,279	(600)	—
Changes in assets and liabilities:
Restricted cash – related party	(2,264)	—	—
Accounts receivable	330	(266)	388
Inventories	(9)	(71)	141
Prepaid expenses and other current assets	452	(704)	267
Other assets	87	(427)	(227)
Accounts payable	431	1,062	65
Due to related party	2,264	—	—
Accrued expenses	2,259	139	355
Deferred revenue	9,350	12,500	725

Net cash used in operating activities	(55,201)	(36,601)	(41,333)
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,633)	(12,149)	(2,240)

Net cash used in investing activities	(16,633)	(12,149)	(2,240)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	20,000	40,000	—
Principal payments on long-term debt and capital lease agreements	(606)	(7,616)	(5,024)
Proceeds from the issuance of common stock, net of issuance costs	57,134	16,856	42,707
Proceeds from the exercise of options to purchase common stock	23	2,534	226
Payment of royalty liability	(749)	—	—
Payments of financing costs	(52)	(487)	—

Net cash provided by financing activities	75,750	51,287	37,909
Effect of exchange rate changes on cash	19	95	(10)

Net increase (decrease) in cash and cash equivalents	3,935	2,632	(5,674)
Cash and cash equivalents at beginning of year	8,368	5,736	11,410

Cash and cash equivalents at end of year	$12,303	$8,368	$5,736

Supplemental disclosure of cash flow information
Cash paid for interest	$6,467	$3,222	$2,479

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$497	$991	$744

Purchases of property, plant and equipment pursuant to capital lease agreements	$—	$125	$74

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Unilife Corporation (together with its subsidiaries, the “Company”) is a U.S. based designer, manufacturer and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable drugs, biologics and vaccines, or collectively injectable therapies, of its pharmaceutical and biotechnology customers. The Company has a broad portfolio of proprietary product platforms, including pre-filled syringes, wearable injectors, insulin delivery systems, disposable and reusable auto-injectors, drug reconstitution delivery systems, ocular delivery systems and other systems for the targeted delivery of injectable therapies. Products within each platform are differentiated from competitors’ products with a series of innovative features designed to optimize the safe, simple and convenient administration of an injectable therapy. The Company sells its products directly to pharmaceutical and biotechnology companies who incorporate them into the drug-device combination product that is supplied pre-filled and ready for administration by end-users such as health-care providers or patients. Products within each of the Company’s platforms can be customized to address specific customer, therapy, patient and/or commercial requirements.

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

2. Revisions to Financial Statements

a. Investigation

The Company announced an investigation into violations of the Company’s policies and procedures and possible violations of law and regulation by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”). The Board established a Special Committee of independent members of the Board of Directors to oversee the Investigation. Independent counsel conducted the Investigation with the assistance of an advisory firm with forensic accounting expertise.

The Investigation, which was completed on October 7, 2016, identified various related party transactions with officers and senior executives during fiscal 2013 to fiscal 2016 which were not properly recorded and/or disclosed in previously issued consolidated financial statements. In addition, the Investigation concluded that certain transactions represented loans to officers that may constitute violations of Section 402 of the Sarbanes-Oxley Act of 2002 (“SOX”).

The following transactions which were evaluated as immaterial misstatements to the financial statements and omissions of disclosures are corrected in these comparative financial statements:

•	The consolidated balance sheet as of June 30, 2015 was adjusted to record restricted cash-related party of $2,264,475 (the “Shortall Funds”) and the same amount as a liability due to related party.

•	The operating section of the consolidated statement of cash flows was adjusted to record the receipt of the Shortall Funds of $2,264,475 and the corresponding amount due to related party.

•	Related Party Transactions footnote (see note 16) was revised to disclose the nature of the related party transactions, a description of the transactions and dollar amounts involved and any amounts due from or to as of the date of each balance sheet presented and the terms and manner of settlement.

To date, the SEC has not indicated whether any fines or penalties will be assessed against the Company in relation to these matters. The Company is unable to predict what action the SEC or other regulatory authority may take, if any, in relation to these matters or the impact, if any, of any such action on the Company’s business, operations, cash flows and/or financial condition. If any fines or penalties are assessed against the Company they may be material.

b. Reverse Split. On May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented herein have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented. See notes 3, 5, 11, 17 and 18.

3. Liquidity

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

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through September 14, 2015, the Company has issued 287,069 shares for net proceeds of $3.8 million under the New Sales Agreement.

On July 29, 2015, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the Purchase Agreement. Through September 14, 2015, the Company issued 324,465 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses.

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

The Company’s near-term capital needs depend on many factors, including its ability to manage its costs, the amount and timing of revenue received from customer contracts, and its ability to successfully utilize the above equity facilities. The Company continues to evaluate other financing alternatives to provide additional operating funds on terms that are consistent with the Company’s business plans. In addition the Company has conducted a review of its operations and implemented a plan to reduce operating expenses and delay capital expenditures to align with current business conditions. As part of the evaluation, on September 9, 2015, the Board approved a reduction of approximately 17% of its workforce. The workforce reduction is expected to reduce operating costs by approximately $4.3 million. In connection with this initiative, the Company expects to incur a charge of approximately $0.4 million to operating expenses in the three month period ending September 30, 2015. The Company plans to closely monitor expenses and attempt to further reduce, if necessary, the amount of cash used in operating activities and capital spending by scaling back or delaying capital expenditures, delaying investment in further research and development, or further workforce reductions.

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

4. Summary of Significant Accounting Policies

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

5. Equity Transactions and Share-Based Compensation

During the year ended June 30, 2013, the Company issued 615,400 shares of common stock and raised $18.8 million, net of issuance costs, through an underwritten registered public offering.

During the year ended June 30, 2013, the Company entered into the old Sales Agreement, pursuant to which the Company, from time to time, issued and sold shares of common stock having an aggregate offering price of up to $45.0 million. During the years ended June 30, 2014 and 2013, the Company issued 501,215 shares and 499,043 shares of common stock and raised net proceeds of $16.9 and $14.3 million, respectively, under the old Sales Agreement. During the year ended June 30, 2015, the Company issued 580,880 shares of common stock and raised net proceeds of $12.4 million under the old Sales Agreement.

During the year ended June 30, 2013, the Company issued 446,097 shares of common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a securities purchase agreement. In connection with the securities purchase agreement, the Company issued two warrants to purchase an aggregate of 158,699 shares of common stock. The warrants are exercisable at $30.00 per share and will expire five years from the date of grant. The warrants contain exchange features whereby the warrant holders can exchange the warrants for cash or common stock equal to the value of the warrants at the time of exchange, which value is based upon a contractual formula. Based on the terms of the agreements, the Company has determined that the warrants should be classified as a liability. As of March 31, 2013, the Company recorded a liability of $3.0 million related to the negotiated value of the warrants. In April 2013, the exchange feature was exercised for one of the warrants and a total of 142,422 shares of common stock were issued in settlement of a warrant to purchase 148,699 shares of common stock and the related warrant liability of $2.8 million was reclassified to equity. As of June 30, 2013, one warrant to purchase 10,000 shares of common stock remained outstanding. During the year ended June 30, 2014, the warrant was exercised in exchange for 1,947 shares of common stock and the related warrant liability of $0.4 million was reclassified to equity.

During the year ended June 30, 2013, the Company granted certain directors 7,500 shares of common stock that were vested upon issuance, of which 4,500 shares may not be sold or transferred until such time as the director leaves the Board for any reason, including a change in control. The weighted average grant date fair value of the shares was $31.70 per share.

During the year ended June 30, 2014, the Company granted certain directors 22,750 shares of common stock which may not be sold or transferred until such time as the director leaves the Board for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $39.50 per share.

During the year ended June 30, 2015, the Company granted certain directors 17,500 shares of common stock which may not be sold or transferred until such time as the director leaves the Board for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $28.30 per share.

During the year ended June 30, 2015, the Company issued 1,265,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering for investments in its plant, equipment, systems and personnel to further develop its manufacturing and operational capabilities to satisfy current and future customer orders and for working capital and other general corporate purposes.

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

During the year ended June 30, 2010, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan initially provided for a maximum of 600,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2012, and on each January 1st thereafter, through January 1, 2014, the share reserve automatically adjusted so that it was equal to 17.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.

During the year ended June 30, 2015, the Stock Incentive Plan was amended and restated (the “Amended and Restated 2009 Stock Incentive Plan” or “Amended Stock Plan”) to change how the number of shares of common stock that may be issued under the Amended Stock Plan is calculated, to increase the number of shares of common stock available for issuance under the Amended Stock Plan by 1.0 million and to reapprove the Amended Stock Plan for purposes of refreshing the stockholder approval requirement.

The following is a summary of activity related to stock options held by employees and directors during the year ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2014	392,242	$46.67
Cancelled	(17,025)	54.26
Expired	(123,400)	63.81
Exercised	(1,000)	23.30

Outstanding as of June 30, 2015	250,817	$37.82	6.4	$—

Exercisable as of June 30, 2015	190,817	$38.73	6.2	$—

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the year ended June 30, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding as of July 1, 2014	205,000	$45.16
Expired	(100,000)	48.46

Outstanding as of June 30, 2015	105,000	$42.01	1.3	$23

Exercisable as of June 30, 2015	105,000	$42.01	1.3	$23

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

The weighted average fair value of stock options granted during the years ended June 30, 2014 and 2013 was $16.48 and $16.92 per share, respectively. There were no stock options granted during the year ended June 30, 2015.

The following is a summary of outstanding and exercisable stock options held by employees and directors as of June 30, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$ 0.00 — $50.00	219,000	$35.05	6.8	159,000	$35.09	6.6
$50.01 — $70.00	31,817	56.92	4.2	31,817	56.92	4.2

	250,817	$37.82	6.4	190,817	$38.73	6.2

The following is a summary of outstanding and exercisable stock options held by persons other than employees and directors as of June 30, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Outstanding as of June 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Exercisable as of June 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
$ 0.00 — $20.00	15,000	$20.00	0.8	15,000	$20.00	0.8
$20.01 — $60.00	90,000	45.68	1.4	90,000	45.68	1.4

	105,000	$42.01	1.3	105,000	$42.01	1.3

The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the year ended June 30, 2014 and 2013:

	2014	2013
Number of stock options granted	50,000	81,000
Expected dividend yield	0%	0%
Risk-free interest rate	1.52%	1.03%
Expected volatility	55%	55%
Expected life (in years)	5.5	5.44

The assumptions noted above for the year ended June 30, 2013 do not include amounts related to the warrants to purchase 158,699 shares of common stock issued in connection with the Securities Purchase Agreement.

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

During the year ended June 30, 2015, the shareholders approved the issuance of 400,000 shares of restricted stock to the Company’s Chairman and Chief Executive Officer. The restricted stock was granted on November 14, 2014 and is subject to performance-based vesting and also contains service-based clawback provisions. The performance-based vesting will become satisfied based upon the trading price of the Company’s common stock reaching certain minimum levels on NASDAQ for a minimum of 20 out of 30 consecutive trading days, which range from $60.00 to $120.00 per share. The restricted stock was valued at $18.85 per share on the grant date using a Monte Carlo simulation model which is being expensed ratably over the projected vesting period, which is approximately 2.6 years. The restricted stock would be forfeited to the extent not vested on the fifth anniversary of the grant date. In addition, if prior to the fourth anniversary of the grant date he resigns from employment or is terminated for cause, a specified percentage of the previously vested shares would be required to be returned, which ranges from 100% prior to the first anniversary of the grant date to 25%, on or after the third anniversary of the grant date.

The following is a summary of activity related to restricted stock awards during the year ended June 30, 2015:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2014	243,613	$34.17
Granted	950,743	28.32
Vested	(94,734)	35.43
Cancelled	(26,437)	34.19

Unvested as of June 30, 2015	1,073,185	$28.83

The total fair value of shares vested during the years ended June 30, 2015, 2014 and 2013 was $3.4 million, $6.0 million and $18.2 million, respectively.

6. Property, Plant and Equipment

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

7. Goodwill

The changes in the carrying amount of goodwill during the years ended June 30, 2014 and 2015 are as follows:

(In thousands)
Balance as of July 1, 2013	$11,498
Foreign currency translation	332

Balance as of June 30, 2014	11,830
Foreign currency translation	(2,145)

Balance as of June 30, 2015	$9,685

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30,
	2015	2014
	(In thousands)
Accrued payroll and other employee related expenses	$2,781	$2,103
Accrued other	2,293	1,236

Total accrued expenses	$5,074	$3,339

9. Commitments and Contingencies

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

On January 8, 2014, the Company was served with a derivative complaint filed in the Delaware Chancery Court by Cambridge Retirement System, a purported stockholder of the Company, against its Board to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. The Company believes that these allegations are baseless and without merit and the Company and the directors are defending themselves vigorously. In February 2014, the Company filed a motion to dismiss the complaint in lieu of an answer. On June 26, 2014, the Court granted the Company’s motion to dismiss with respect to the directors’ equity grants, but denied the motion with respect to their cash compensation. The Company filed an answer to the remaining claims on July 11, 2014. On June 4, 2015, the parties entered into a Memorandum of Understanding agreeing to the basic terms of a non-monetary settlement of the action. The parties are negotiating the final terms of a stipulated settlement to be submitted to the Court for approval.

The Company does not believe there will be any material impact to the Company or its business as a result of the SEC or Cambridge Retirement Fund matters.

10. Long-Term Debt

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

$80,435

11. Net Loss Per Share

The Company’s net loss per share is as follows:

	Years Ended June 30,
	2015	2014	2013
	(In thousands, except share and per share data)
Numerator
Net loss	$(90,849)	$(57,899)	$(63,198)
Denominator
Weighted average number of shares used to compute basic net loss per share	11,219,490	9,806,266	8,116,577
Effect of dilutive options to purchase common stock	—	—	—

Weighted average number of shares used to compute diluted net loss per share	11,219,490	9,806,266	8,116,577

Basic and diluted net loss per share	$(8.10)	$(5.90)	$(7.79)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 699,021, 268,778 and 490,909 were excluded from the calculation of basic and diluted net loss per share during the years ended June 30, 2015, 2014 and 2013, respectively.

In addition, stock options (non-participating securities) totaling 350,060, 464,273, and 799,694 during the years ended June 30, 2015, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the years ended June 30, 2015, 2014 and 2013, these shares would have had an effect of 14,574, 32,385, and 59,555 diluted shares, respectively, for purposes of calculating diluted net loss per share.

12. Income Taxes

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

As of June 30, 2015, the Company had net operating loss carryforwards for U.S. federal, state and Australian income tax purposes of approximately $256.4 million, $256.4 million and $22.7 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $22.7 million as of June 30, 2015 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S. corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 20% of taxable income after modifications and apportionment, or $5.0 million on state net operating losses utilized in any one year.

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

13. Employee Benefit Plan

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

14. Revenue

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

15. Financial Instruments

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

16. Related Party Transactions

Administrative and Consulting Fees

The Company has an agreement with a consulting firm, of which a member of the Board is the principal. Under the terms of the agreement, the Company pays a fee for finance, accounting and secretarial consulting services within Australia. Amounts paid to the consulting entity during the years ending June 30, 2015, 2014 and 2013 of $0.2 million, $0.2 million and $0.2 million, respectively were expensed as Selling, General and Administrative expense.

Bosnjak Mortgage Correspondence

In July 2015, Mr. Shortall and Mr. Bosnjak, without authorization from or knowledge of the Company or its Board, caused to be transmitted to a mortgage broker for Mr. Shortall correspondence from Mr. Bosnjak that contained inaccurate statements about the Company’s financial support for Mr. Shortall’s purchase of and relocation to a new home. The investigation into the matters described in this paragraph did not identify any financial loss to the Company and the Company has corrected the inaccurate statements to the mortgage broker.

CEO Fund Transfers

Mr. Shortall deposited $2,264,475 (the “Shortall Funds”) of his own funds into the Company’s bank account on June 29, 2015 and then caused the Company to disburse from the Shortall Funds $1,351,553 to third parties to complete Mr. Shortall’s purchase of his new home on July 23, 2015, and the remainder back to himself on July 28, 2015.

In addition to the Shortall Funds, during fiscal years 2013 through 2016, under Mr. Shortall’s direction, the Company accepted checks and wires from Mr. Shortall in the aggregate amount of approximately $340,000 and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until five days to thirty-six days after the Company’s disbursement of the funds. The Company believes such transactions constituted loans from the Company to Mr. Shortall. The amount of such loans were approximately $6,000, $224,000, $70,000, and $40,000 in fiscal years 2016, 2015, 2014 and 2013, respectively. In addition, Mr. Shortall wired funds and provided personal checks to the Company in the aggregate amount of approximately $253,000, not including the Shortall Funds, which wires and checks the Company received and deposited, as applicable, prior to or within a day of the Company disbursing the same amounts to Mr. Shortall. The amount of such transfers were approximately $0, $28,000, $63,000 and $162,000 in fiscal years 2016, 2015, 2014 and 2013, respectively.

The Company’s investigation into the Shortall Fund Transfers did not identify any financial loss to the Company.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

Between July 2014 and July 2015, Mr. Shortall caused approximately $62,000 in Company funds to be transmitted to a third party on behalf of Mr. Bosnjak which had no business purpose for the Company. The Company believes that these payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds. The collection of such amounts is uncertain and the Company has recorded approximately $12,000 and $50,000 as Selling, General and Administrative Expense in fiscal year 2016 and 2015, respectively.

From fiscal year 2013 through fiscal 2016, Mr. Shortall caused the Company to pay for personal expenses, approximately $88,000 of which was not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts is uncertain and the Company has recorded approximately $60,000, $28,000 and $0 as Selling, General and Administrative Expense in fiscal year 2015, 2014 and 2013, respectively.

Advanced Withholding Payments

In March 2016, July 2015 and December 2014, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of three executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer, its Senior Vice President and Chief Commercial Officer, and its former President and Chief Operating Officer, in an aggregate amount of approximately $240,000 prior to being reimbursed by such executive officers. With the exception of one $400 underpayment, which the Company collected in July, 2016, such executive officers repaid the Company in full within a range of 18 to 120 days from the date of the withholding payment. The Company believes such advances constituted loans. The amount of such advances were approximately $146,000, $94,000, $0 and $0 in fiscal years 2016, 2015, 2014 and 2013, respectively. The March 2016 delayed repayments are appropriately reflected as a receivable in the Company’s financial statements as of June 30, 2016 and were reimbursed to the Company during July 2016.

17. Quarterly Results (unaudited)

	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015
	(In thousands, except per share data)
Year Ended June 30, 2015
Revenues	$1,380	$5,403	$2,921	$3,454
Gross profit	1,380	5,403	2,921	3,454
Net loss	(22,262)	(19,387)	(23,105)	(26,095)
Basic and diluted loss per share	(2.12)	(1.80)	(1.99)	(2.16)

	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014
	(In thousands, except per share data)
Year Ended June 30, 2014
Revenues	$3,187	$3,573	$1,383	$6,546
Gross profit	3,187	3,573	1,383	6,546
Net loss	(11,244)	(16,283)	(15,109)	(15,263)
Basic and diluted loss per share	(1.20)	(1.66)	(1.51)	(1.51)

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the period.

18. Subsequent Events

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

The Company will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights. Through September 14, 2015, the Company has issued 287,069 shares for net proceeds of $3.8 million under the Sales Agreement.

On July 29, 2015, the Company entered into the Purchase Agreement with LPC, pursuant to which it has the right to sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the Purchase Agreement. During July 2015, LPC purchased $5.0 million in shares of common stock. The Company received net proceeds of approximately $4.8 million after expenses. Following the initial purchase, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, and up to an aggregate amount of an additional $40.0 million (subject to certain limitations) of shares of common stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 20,000 shares of common stock (not to exceed $2.0 million in total purchase proceeds per purchase date). The purchase price of shares of common stock pursuant to the Purchase Agreement will be based on the prevailing market price at the time of sale as set forth in the Purchase Agreement. The Company will control the timing and amount of any sales of common stock to LPC. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below the “threshold price” as set forth in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There is no upper limit on the price per share that LPC could be obligated to pay for common stock under the Purchase Agreement. The Company has the right to terminate the Purchase Agreement upon one business days’ notice, at no cost or penalty. Actual sales of shares of common stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. As consideration for entering into the Purchase Agreement, the Company issued to LPC 45,135 shares of common stock. The Company did not receive any cash proceeds from the issuance of these shares.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As outlined in the Explanatory Note to this 2015 10-K Amendment, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company’s former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Board of Directors (“Board”). Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015. The Board established a Special Committee to oversee an independent investigation. External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”).

The Investigation did not identify any material financial loss to the Company. However, the control deficiencies, identified by the Investigation and described below, resulted in certain immaterial misstatements as of and for the fiscal year ended June 30, 2015, which have been corrected in the consolidated financial statements contained in this 2015 10-K Amendment. The Investigation also identified certain related party and other transactions which the Company had not publicly disclosed or recorded in its relevant financial statements originally filed with the SEC.

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2015. Previously, based on an earlier such evaluation, Mr. Shortall and the Company’s CFO had concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 at a reasonable assurance level. However, due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our current CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of June 30, 2015.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our Board; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Previously, under the supervision of Mr. Shortall and the Company’s CFO, and oversight of the Board, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) (the “COSO 1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management determined that our internal control over financial reporting was effective as of June 30, 2015.

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based on the COSO 1992 Framework. Based on this reevaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that various material weaknesses existed at June 30, 2015, as are described below. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2015.

The Company, under the oversight of the Board and the leadership of Mr. Shortall, did not have an effective control environment, risk assessment process, information and communication process and monitoring activities; specifically:

•	The Company failed to establish a tone at the top that demonstrated its commitment to integrity and ethical values. Mr. Shortall created instances where certain personnel participated in the override of Company’s policies and procedures and internal controls without exercising the appropriate professional skepticism and failed to communicate the override of controls to others.

•	The Company did not have an effective annual process in place to ensure that all employees, including management, confirmed their compliance with the Company’s Business Conduct Policy and that deviations from the expected standards of conduct were identified and remedied in a timely manner.

•	The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for financial reporting processes and the design and effective operation of internal controls in accordance with the COSO 1992 Framework.

•	The Company did not have an effective, documented and continuous risk assessment process to identify and analyze risks of financial misstatement due to error and/or fraud, including management override of controls, and determine an appropriate action to manage the financial reporting risks.

•	The Company did not have effective information and communication and monitoring controls to ensure the timely identification and communication of related party transactions to financial reporting personnel, management, and the Board, to enable appropriate financial reporting and disclosure of such transactions.

As a consequence of the inappropriate tone at the top and the above-mentioned entity level deficiencies, the following process level control deficiencies were identified:

•	Ineffective operation of certain process level controls due to management override of controls resulting from the dominant influence of the former CEO, and ineffective process-level controls over the accounting and disclosure of related party transactions and the evaluation of transactions with senior executives and a former Board member that represented loans and advances. In addition, the Company did not involve those employees with the appropriate knowledge and expertise to evaluate the business purpose of the transactions and compliance with laws and regulations.

•	Ineffective general information technology controls (GITCs) for the significant IT platforms due to inadequate IT resources. Specifically, the Company did not have effectively designed and documented program change controls and effective user access controls over IT operating systems, databases and IT applications. Accordingly, process level automated controls and compensating manual controls that were dependent upon the information derived from the IT systems were determined to be ineffective.

Certain of these control deficiencies resulted in immaterial misstatements in the consolidated financial statements as at and for the year ended June 30, 2015 which were corrected as described in note 2 to the Company’s consolidated financial statements included in the 2015 10-K Amendment. Other deficiencies resulted in no misstatements in the financial statements. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2015.

The independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of June 30, 2015. KPMG LLP’s report appears on page 30 of this 2015 10-K Amendment.

Remediation of Material Weaknesses

The Company continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal controls over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. None of these remediation steps took place as of June 30, 2015. The following actions and plans will be or have been implemented subsequent to the end of the 2015 fiscal year:

•	The Board replaced Mr. Shortall effective March 2016 with our then interim and now current CEO, John Ryan, effective March 2016. Mr. Bosnjak resigned in August 2015. Mary Kate Wold, President and CEO of the Church Pension Group, a former finance executive at Wyeth and previously Unilife’s Vice Chair and Lead Independent Director, assumed the role of Board Chair. In addition, the Controller is no longer serving as Chief Accounting Officer, Controller or Treasurer. The Company appointed David Hastings as the Company’s Chief Accounting Officer and Treasurer along with Mr. Hastings’ current role as Chief Financial Officer. The Company has also appointed a new independent Board member.

•	Management has evaluated and revised the assignment of authorities and financial reporting responsibilities and roles and has made staffing changes including, without limitation, those noted above; and the Company will increase technical training to those employees involved in the financial reporting process.

•	The Company has increased communication and will increase training to employees and the Board regarding the ethical values of the Company and the requirement to comply with laws, rules, regulations, and Company policies, including the Business Conduct Policy and Insider Trading Policy, and the importance of accurate and transparent financial reporting. In addition, the Company will revise its process to ensure that all employees annually confirm compliance with the Company’s Business Conduct Policy and that deviations are identified and timely remediated.

•	The Company will implement a regularly recurring risk assessment process focused on identifying and analyzing risks of financial misstatement due to error and/or fraud, including management override of controls.

•	Under the supervision of the Board, the Company will emphasize to key leadership the importance of setting appropriate tone at the top and of appropriate behavior with respect to accurate financial reporting and adherence to the Company’s internal control over financial reporting framework and accounting policies.

•	The Board will work with the Company to implement an internal audit function and develop a risk based plan that will monitor the Company’s adherence to its policies and procedures including, without limitation, those policies and procedures related to the identification and disclosure of related party transactions, and to review any areas of concern or emphasis that the Board has identified as part of its oversight.

•	The Company will update its policies and procedures to require the identification of related party transactions, transactions with senior executives, and to enhance the review and approval for these types of transactions and ensure their disclosure; and will train all employees on such updated policies.

•	The Company will design and implement general information technology controls specifically, program change controls, user access controls designed to restrict IT and financial users’ access and monitoring controls designed to actively monitor program changes and user access activities.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses disclosed above and identified as part of the Investigation, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, subsequent to the end of the 2015 fiscal year and after the completion of the Investigation, the Company began the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company has identified the related party transactions summarized below, which have occurred since July 1, 2014. We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our chief executive officer and chief financial officer are primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions. As outlined in our Audit Committee Charter, our audit committee reviews and approves or ratifies any related party transaction pursuant to the authority given under the charter of the audit committee.

We have an agreement with a consulting entity, of which Jeff Carter, a member of our Board is the principal. Under the terms of the agreement, Mr. Carter performs certain administrative and consulting services in Australia, including serving as our ASX liaison. We pay Mr. Carter on a month-to-month basis for these consulting services. Under the agreement, we pay the consulting entity a commercial arm’s length base fee for the consulting services of A$12,000 (US$9,240) per month. During the fiscal year ended June 30, 2016 and 2015, we paid the consulting entity A$180,715 (US$131,598) and A$226,332 (US$189,991), respectively, of which A$61,575 (US$44,873) and A$79,583 (US$66,709), respectively, was paid to one of our former employees to assist Mr. Carter in performing these functions. The foregoing amounts exclude the 10 percent Australian goods and services tax to which Unilife may be entitled to a refund. As of September 30, 2016, one A$ equaled US$0.77. The foregoing transaction was approved or ratified in accordance with our policies regarding related party transactions.

Transactions Not Approved in Accordance with Company Policies

As previously disclosed, the Company announced the Investigation on May 8, 2016. The Company completed the Investigation on October 7, 2016. For additional information regarding the Investigation, see the “Explanatory Note” of this Amendment No. 1 on Form 10-K/A. Set forth below is a summary of the related party transactions identified by the Company as a result of the Investigation. None of the following related party transactions were approved or ratified in accordance with our policies regarding related party transactions.

Shortall Fund Transfers

Mr. Shortall, the Company’s former Chief Executive Officer and former Chairman of the Board, deposited $2,264,475 (the “Shortall Funds”) of his own funds into the Company’s bank account on June 29, 2015 and then caused the Company to disburse from the Shortall Funds $1,351,553 to third parties to complete Mr. Shortall’s purchase of his new home on July 23, 2015, and the remainder back to himself on July 28, 2015.

In addition to the Shortall Funds, during fiscal years 2015 through 2016, under Mr. Shortall’s direction, the Company accepted checks and wires from Mr. Shortall in the aggregate amount of approximately $224,000 and $6,000, respectively, and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until ten days to thirty-six days after the Company’s disbursement of the funds. The Company believes such transactions constituted loans from the Company to Mr. Shortall. In addition, Mr. Shortall wired funds and provided personal checks to the Company in the aggregate amount of approximately $28,000 and $0, respectively, not including the Shortall Funds, which wires and checks the Company received and deposited, as applicable, prior to or within a day of the Company disbursing the same amounts to Mr. Shortall.

The investigation into the matters described in this section entitled “Shortall Fund Transfers” did not identify any financial loss to the Company.

Advanced Withholding Payments

In March 2016, July 2015 and December 2014, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of three executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer, its Senior Vice President and Chief Commercial Officer, and its former President and Chief Operating Officer, in an aggregate amount of approximately $240,000 prior to being reimbursed by such executive officers. The amount of such advances were approximately $146,000 and $94,000 in fiscal years 2016 and 2015, respectively. With the exception of one $400 underpayment, which the Company collected in July, 2016, such executive officers repaid the Company in full within a range of 18 to 120 days from the date of the withholding payment. The Company believes such advances constituted loans.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A:

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

3.1	Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009

3.2	Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010

4.1	Form of Common Stock Certificate		10	4.1	November 12, 2009

4.2	Warrant to Purchase Common Stock dated April 17, 2013		10-K	4.4	September 13, 2013

4.3	Form of Indenture		S-3	4.4	June 30, 2014

10.1	Consultancy Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009

10.2	Unilife Corporation 2009 Stock Incentive Plan, as amended on December 1, 2011		DEF 14A	Annex A	October 14, 2011

10.3	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009

10.4	Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10/A	10.26	January 6, 2010

10.5	Form of Restricted Stock Agreement Under the Unilife Corporation 2009 Stock Incentive Plan		10-Q	10.1	March 24, 2010

10.6	Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010

10.7	Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers		10-K	10.46	September 28, 2010

10.8	Loan Agreement between Metro Bank and Unilife Cross Farm LLC dated as of October 20, 2010		8-K	10.1	October 26, 2010

10.9	Term Note in the principal amount of $14,250,000 dated as of October 20, 2010		8-K	10.2	October 26, 2010

10.10	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Corporation)		8-K	10.4	October 26, 2010

10.11	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Medical Solutions, Inc.)		8-K	10.5	October 26, 2010

10.12	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010

10.13	Employment Agreement, effective October 1, 2011 between Unilife Corporation and Alan D. Shortall	10-Q	10.4	November 9, 2011

10.14	Employment Agreement, effective July 1, 2012 between Unilife Corporation and Ramin Mojdeh, Ph.D.	8-K	10.1	June 15, 2012

10.15	Letter Agreement, dated May 14, 2013, between Unilife Corporation and Ramin Mojdeh, Ph.D.	10-K	10.75	September 13, 2013

10.16	Amendment to Employment Agreement, effective September 12, 2013 between Unilife Corporation and Ramin Mojdeh, Ph.D.	10-K	10.76	September 13, 2013

10.17*	Credit Agreement, dated as of March 12, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP	10-Q/A	10.1	September 29, 2014

10.18	Royalty Agreement, dated as of March 12, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.	10-Q/A	10.2	September 29, 2014

10.19	General Security Deed, dated as of March 12, 2014, by Unitract Syringe Pty Limited, Unilife Medical Solutions Limited and Unilife Corporation in favor of ROS Acquisition Offshore LP	10-Q	10.3	May 12, 2014

10.20	Omnibus Waiver and Amendment, dated as of March 12, 2014, by and among Unilife Cross Farm LLC, Unilife Medical Solutions, Inc., Unilife Corporation and Metro Bank	10-Q	10.4	May 12, 2014

10.21	Separation Agreement and General Release, dated March 18, 2014, by and between Unilife Corporation and R. Richard Wieland II	10-Q	10.5	May 12, 2014

10.22	Promissory Note, dated as of March 12, 2014, for up to $60,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP	10-Q	10.6	May 12, 2014

10.23	Guarantee, dated as of March 12, 2014, by Unilife Corporation, Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP and Royalty Opportunities S.A.R.L.	10-Q	10.7	May 12, 2014

10.24	Pledge and Security Agreement, dated as of March 12, 2014, by Unilife Medical Solutions, Inc., Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP	10-Q/A	10.3	September 29, 2014

10.25	Open-End Commercial Mortgage and Security Agreement, dated as of March 12, 2014, by and between Unilife Cross Farms LLC and ROS Acquisition Offshore LP, for itself and as agent for Royalty Opportunities S.A.R.L.	10-Q	10.9	May 12, 2014

10.26	Employment Agreement, dated September 15, 2014, between Unilife Corporation and John C. Ryan, Esq.	8-K	10.1	September 19, 2014

10.27	Amendment to Employment Agreement, dated September 15, 2014, between Unilife Corporation and Alan D. Shortall	8-K	10.2	September 19, 2014

10.28	Amendment to Employment Agreement, dated September 17, 2014, between Unilife Corporation and Alan D. Shortall	8-K	10.3	September 19, 2014

10.29	Amendment to Employment Agreement, dated September 15, 2014, between Unilife Corporation and Ramin Mojdeh, Ph.D.	8-K	10.4	September 19, 2014

10.30	Amendment to Employment Agreement, dated September 17, 2014, between Unilife Corporation and Ramin Mojdeh, Ph.D.	8-K	10.5	September 19, 2014

10.31	First Amendment to the Credit Agreement, dated September 30, 2014, between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP	10-Q	10.1	November 12, 2014

10.32	First Amendment to the Royalty Agreement, dated September 30, 2014, between Unilife Medical Solutions, Inc. and Royalty Opportunities S.A.R.L.	10-Q	10.2	November 12, 2014

10.33	Employment Agreement, dated November 6, 2014, between Unilife Corporation and Mark V. Iampietro	10-Q	10.3	November 12, 2014

10.34	Employment Agreement, dated January 9, 2015, between Unilife Corporation and David C. Hastings	8-K	10.1	January 14, 2015

10.35	Amendment to Employment Agreement, dated January 9, 2015, between Unilife Corporation and Ramin Mojdeh, Ph.D.	8-K	10.3	January 14, 2015

10.36	Amendment to Employment Agreement, dated January 9, 2015, between Unilife Corporation and John C. Ryan	8-K	10.4	January 14, 2015

10.37	Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan, dated November 14, 2014, between Unilife Corporation and Alan D. Shortall (4,000,000 shares of common stock)	S-8	4.2	November 14, 2014

10.38	Form of Restricted Stock Agreement under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan	10-Q	10.1	February 9, 2015

10.39	Form of Restricted Stock Units Notice under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan (US Directors)	10-Q	10.2	February 9, 2015

10.40	Form of Restricted Stock Agreement under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan (Australian Directors)	10-Q	10.3	February 9, 2015

10.41	Purchase Agreement, dated as of July 29, 2015, between Unilife Corporation and Lincoln Park Capital Fund, LLC	8-K (Film No. 151014075)	10.1	July 30, 2015

10.42	Controlled Equity OfferingSM Sales Agreement, dated July 29, 2015, between Unilife Corporation and Cantor Fitzgerald & Co.	8-K (Film No. 151014081)	10.1	July 30, 2015

10.43	Second Amendment to the Credit Agreement, dated June 30, 2015, between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP		10-K	10.43	September 14, 2015

10.44	Employment Agreement, dated September 10, 2015 between Unilife Corporation and Dennis P. Pyers		10-K	10.44	September 14, 2015

12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges		10-K	12.1	September 14, 2015

21	List of subsidiaries of Unilife Corporation		10-K	21	September 14, 2015

23.1	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNILIFE CORPORATION

By:	/s/ John Ryan
Name:	John Ryan
Title:	President and Chief Executive Officer

Date:	October 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Ryan	President and Chief Executive Officer	October 21, 2016
John Ryan	(Principal Executive Officer)

/s/ David C. Hastings	Senior Vice President, Chief Financial Officer,	October 21, 2016
David C. Hastings	Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mary Katherine Wold	Chair	October 21, 2016
Mary Katherine Wold

/s/ John Ryan	Director	October 21, 2016
John Ryan

/s/ Michael E. Kamarck	Director	October 21, 2016
Michael E. Kamarck

/s/ John Lund	Director	October 21, 2016
John Lund

/s/ Harry A. Hamill	Director	October 21, 2016
Harry A. Hamill

/s/ Jeff Carter	Director	October 21, 2016
Jeff Carter

/s/ William Galle	Director	October 21, 2016
William Galle