Form 10-Q/A
period 2015-09-30
Unilife Corp
filed 2016-10-24
CIK 1476170

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

Explanatory Note

Unilife Corporation (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (the “September 2015 10-Q Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2015.

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

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements. As a result, the Company is filing the September 2015 10-Q Amendment and is concurrently filing (i) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K Amendment”); and (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “December 2015 10-Q Amendment”). These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures. See “Explanatory Note – Summary of Amendments” below for a summary of the specific amendments reflected in the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.

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

Except as set forth herein, the information contained in the Original Filing has not been updated to reflect any subsequent events and should be read in conjunction with the Company’s other filings made with the SEC, including the September 2015 10-Q Amendment, the December 2015 10-Q Amendment, the March 2016 Form 10-Q and the 2016 10-K. Investors should pay particular attention to the risk factors set forth in Part I, Item 1A. Risk Factors of the 2015 10-K Amendment when reading the September 2015 10-Q Amendment and the Company’s other filings with the SEC.

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

In addition to the Shortall Funds, during fiscal years 2013 through 2016, under Mr. Shortall’s direction, the Company accepted checks and wires from Mr. Shortall in the aggregate amount of approximately $340,000 and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until five days to thirty-six days after the Company’s disbursement of the funds. The Company believes such transactions constituted loans from the Company to Mr. Shortall. In addition, Mr. Shortall wired funds and provided personal checks to the Company in the aggregate amount of approximately $253,000, not including the Shortall Funds, which wires and checks the Company received and deposited, as applicable, prior to or within a day of the Company disbursing the same amounts to Mr. Shortall. The transfers described under the above heading “Shortall Fund Transfers” are referred to herein as the “Shortall Fund Transfers”).

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

Controls and Procedures Considerations

As a result of the findings of the Investigation, management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 based on the COSO 1992 Framework. Based on this reevaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities. Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, that various material weaknesses existed at September 30, 2015. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2015. In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

The Company is committed to remediating the Material Weaknesses as promptly as possible and the implementation of the Company’s remediation plans has commenced. See Part I, Item 4. Controls and Procedures below for additional information regarding the Material Weaknesses and such remediation process.

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

Amendments Reflected in the 2015 10-K Amendment

The 2015 10-K Amendment is being filed by the Company to amend the following sections of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015:

•	The Section entitled “Cautionary Note Regarding Forward-Looking Information”: to add disclosure regarding certain risks;

•	Part I, Item 1A. Risk Factors: to add disclosure regarding certain risks;

•	Part II, Item 6. Selected Financial Data: to record the related party restricted cash balance equal to the Shortall Funds ($2,264,475);

•	Part II, Item 8. Financial Statements and Supplementary Data: to correct the immaterial errors discovered as a result of the Investigation to:

•	record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party on the consolidated balance sheet and to record the receipt of the Shortall funds and the corresponding amount due to a related party within the operating section of the Company’s consolidated statement of cash flows;

•	identify each of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and

•	amend the reports of the Company’s independent registered public accounting firm, KPMG LLP, regarding the Company’s internal control over financial reporting and financial statements;

•	Part II, Item 9A. Controls and Procedures: to amend management’s evaluation of disclosure controls and procedures and its assessment of internal control over financial reporting to state that such controls were not effective as of June 30, 2015, disclose the Material Weaknesses at June 30, 2015, and discuss the Company’s remediation plan;

•	Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence: to identify each of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and

•	Part IV, Item 15. Exhibits, Financial Statement Schedules: to file a new consent of KPMG LLP and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), file new certifications of our principal executive officer and principal financial officer as exhibits to the 2015 10-K Amendment.

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

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation. The SEC or other external parties could request further documents and information from the Company. The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note. For information concerning the SEC’s ongoing investigation and such lawsuits, see the March 2016 Form 10-Q and the 2016 10-K, which the Company intends to file on the same day as this September 2015 10-Q Amendment.

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

As noted above, the Company is concurrently filing with the SEC the March 2016 Form 10-Q and the 2016 10-K with the Form 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment. Consequently, the Company currently believes that it has adequately remedied its non-compliance with NASDAQ’s listing rules within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied our current non-compliance (see Part I, Item 1A Risk Factors of the Form 10-K Amendment – “We have not been in compliance with the requirements of NASDAQ for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders” below).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2015	June 30, 2015
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$5,801	$12,303
Restricted cash	2,092	2,400
Restricted cash – related party	—	2,264
Accounts receivable	1,413	1,530
Inventories	107	151
Prepaid expenses and other current assets	1,206	656

Total current assets	10,619	19,304
Property, plant and equipment, net	79,126	66,148
Goodwill	8,857	9,685
Other assets	1,205	1,256

Total assets	$99,807	$96,393

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$9,090	$4,042
Due to related party	—	2,264
Accrued expenses	19,087	5,074
Current portion of long-term debt	1,243	775
Deferred revenue	3,910	4,942

Total current liabilities	33,330	17,097
Long-term debt, less current portion	80,595	79,660
Deferred revenue	17,550	17,550

Total liabilities	131,475	114,307

Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2015; none issued or outstanding as of September 30, 2015 and June 30, 2015	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized as of September 30, 2015; 13,913,890 and 13,197,616 shares issued, and 13,911,023 and 13,194,748 shares outstanding as of September 30, 2015 and June 30, 2015, respectively	139	132
Additional paid-in-capital	378,924	366,005

Accumulated deficit	(410,444)	(384,580)
Accumulated other comprehensive (loss) income	(147)	669
Treasury stock, at cost, 2,867 shares as of September 30, 2015 and June 30, 2015, respectively	(140)	(140)

Total stockholders’ deficit	(31,668)	(17,914)

Total liabilities and stockholders’ deficit	$99,807	$96,393

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per share data)
Revenue	$3,187	$1,380

Research and development	16,004	10,976
Selling, general and administrative	9,228	8,200
Depreciation and amortization	1,543	1,100

Total operating expenses	26,775	20,276

Operating loss	(23,588)	(18,896)
Interest expense	1,684	1,109
Change in fair value of financial instruments	602	2,230
Other (income) expense, net	(10)	27

Net loss	(25,864)	(22,262)
Other comprehensive loss:
Foreign currency translation	816	835

Comprehensive loss	$(26,680)	$(23,097)

Net loss per share:
Basic and diluted net loss per share	$(2.08)	$(2.12)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended September 30, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2015	13,197,616	$132	$366,005	$(384,580)	$669	$(140)	$(17,914)
Net loss	—	—	—	(25,864)	—	—	(25,864)
Foreign currency translation	—	—	—	—	(816)	—	(816)
Share-based compensation expense	28,977	—	3,584	—	—	—	3,584
Issuance of common stock from public offerings, net of issuance costs	687,297	7	9,335	—	—	—	9,342

Balance as of September 30, 2015	13,913,890	$139	$378,924	$(410,444)	$(147)	$(140)	$(31,668)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(25,864)	$(22,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,543	1,100
Share-based compensation expense	3,584	1,888
Recognition of deferred revenue	(1,083)	(125)
Non-cash interest expense	557	225
Change in fair value of financial instruments	602	2,230
Changes in assets and liabilities:
Restricted cash – related party	2,264	—
Accounts receivable	168	(288)
Inventories	44	(5)
Prepaid expenses and other current assets	(550)	228
Other assets	6	71
Accounts payable	4,891	2,619
Due to related party	(2,264)	—

Accrued expenses	2,479	1,212

Net cash used in operating activities	(13,623)	(13,107)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,785)	(3,594)

Net cash used in investing activities	(2,785)	(3,594)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(144)	(157)
Payment of royalty liability	(212)	—
Proceeds from issuance of debt	600	—
Proceeds from the issuance of common stock, net of issuance costs	9,342	12,401
Decrease in restricted cash	308	312

Net cash provided by financing activities	9,894	12,556
Effect of exchange rate changes on cash	12	8

Net decrease in cash and cash equivalents	(6,502)	(4,137)
Cash and cash equivalents at beginning of period	12,303	8,368

Cash and cash equivalents at end of period	$5,801	$4,231

Supplemental disclosure of cash flow information
Cash paid for interest	$1,782	$1,273

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$12,188	$107

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

2. Revisions to Financial Statements

a.	Investigation.

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

The Investigation, which was completed on October 7, 2016, identified various related party transactions with officers and senior executives during the three months ended September 30, 2015 and 2014 which were not properly recorded and/or disclosed in previously issued consolidated financial statements. In addition, the Investigation concluded that certain transactions represented loans to officers that may constitute violations of Section 402 of the Sarbanes-Oxley Act of 2002 (“SOX”).

The transactions that occurred during the three months ended September 30, 2015 and 2014 that were identified as a result of the Investigation were evaluated as immaterial misstatements to the financial statements and omissions of disclosures and are corrected in these comparative financial statements:

•	The operating section of the consolidated statement of cash flows was adjusted to record the disbursement of $2,264,475 (the “Shortall Funds”) and the corresponding amount due to related party; and

•	Related Party Transactions footnote (see note 14) was revised to disclose the nature of the related party transactions, a description of the transactions and dollar amounts involved and any amounts due from or to as of the date of each balance sheet presented and the terms and manner of settlement.

To date, the SEC has not indicated whether any fines or penalties will be assessed against the Company in relation to these matters. The Company is unable to predict what action the SEC or other regulatory authority may take, if any, in relation to these matters or the impact, if any, of any such action on the Company’s business, operations, cash flows and or financial condition. If any fines or penalties are assessed against the Company they may be material.

b.	Reverse Split.

On May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented herein have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented. See notes 3, 5 and 10.

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

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through September 30, 2015, the Company has issued 362,832 shares for net proceeds of $4.6 million under the New Sales Agreement.

On July 29, 2015, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the Purchase Agreement. Through September 30, 2015, the Company issued 324,465 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses. The Company is precluded from selling additional shares of common stock to LPC as a result of the Stock Purchase Agreement with the Fund, as described below, unless and until we receive shareholder approval on November 16, 2015 of Proposal No. 4 set forth in our definitive proxy statement dated October 2, 2015 (the “LPC Shareholder Approval”).

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Stock Purchase Agreement with the Fund. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of Common Stock to LPC at an exercise price of $10.00 per share.

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

On November 6, 2015, the Borrower received a waiver from the Lender of the covenant in the Amended Credit Agreement that requires the Borrower to generate $54.1 million in customer cash receipts from January 1, 2015 to December 31, 2015, subject to the Lender’s receipt of the fully executed the Fund Purchase Agreement, as described below, and related transaction documents as well as evidence of Borrower’s subsequent receipt of $7.5 million in gross proceeds from the Fund. There were no other changes to the terms of the Amended Credit Agreement or Amended Royalty Agreement in connection with the waiver.

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

On November 9, 2015, the Company entered into and closed a Stock Purchase Agreement (the “Fund Purchase Agreement”) with an institutional investor (the “Fund”). Pursuant to the Fund Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. The Series A Preferred Stock is convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $10.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 3, 2014.

From the date of issuance, each share of Series A Preferred Stock will accrue dividends at a rate of 8.0% per annum (the “Dividend Rate”), subject to adjustment as discussed below, on its face value of $10,000 (the “Face Value”), payable upon conversion or redemption of such share and when, as and if otherwise declared by the Company’s Board of Directors. Dividends are payable either in cash or in shares of Common Stock at the Company’s sole discretion and are valued at (i) if there is no Trigger Event (as defined below), (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the Common Stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.50 per share of Common Stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.50 per share of Common Stock or (ii) following any Trigger Event, (A) 80.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $1.00 per share of Common Stock, not to exceed (B) 80.0% of the lowest sales price on the last day of any Measurement Period, less $1.00 per share of Common Stock. “Trigger Event” is defined as including, among other events, our breach of the Certificate of Designations and any transaction documents, the occurrence of certain defaults under our material agreements, the suspension of our NASDAQ listing, bankruptcy, the appointment of a receiver, our failure to timely file any report under the Exchange Act or the unenforceability of any material provision of the Certificate of Designations. “Trading Market” is defined as the principal trading exchange or market for the Common Stock. “Measurement Period” is defined as the period beginning on the date of issuance of any such shares of Series A Preferred Stock (“Issuance Date’) and ending, if no Trigger Event has occurred 3 trading days, and if a Trigger Event has occurred 30 trading days, after the number of shares have been delivered with respect to a conversion notice.

The dividend rate will adjust (i) downward by an amount equal to 100 basis points for each amount, if any, equal to $0.50 per share of common stock that the volume weighted average price of our common stock on any trading day rises above $15.00, down to a minimum of 0.0%; and (ii) upward by an amount equal to 150 basis points for each amount, if any, equal to $0.50 per share of common stock that volume weighted average price of our common stock on any trading day falls below $7.00, up to a maximum of 15.0%. In addition, the dividend rate will adjust upward by 10.0% upon any Trigger Event.

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

Each share of Series A Preferred Stock will be convertible into such number of shares of Common Stock equal to the Face Value divided by the Conversion Price. The Fund may convert its shares of Series A Preferred Stock at any time, and the Company may effect a conversion if there has been a minimum of $20 million, or 5 times the Face Value of Series A Preferred Stock being converted, whichever is lower, in aggregate trading volume in the prior 20 Trading Days, subject at all times to the Issuance Limitation (as defined below), the volume weighted price of a share of Common Stock is at least $5.00 and certain other conditions set forth in the Certificate of Designations (collectively, the “Equity Conditions”). Shares of Series A Preferred Stock shall mature seven years following the issuance date, at which time such shares will automatically convert into shares of Common Stock. However, we may redeem in cash at maturity, at our option, an amount per share equal to 100% of the liquidation value for the shares being redeemed. Upon any conversion, the Company will be required to issue Common Stock at the Conversion Price and pay the Dividend and Conversion Premium (in cash or, assuming the Equity Conditions are met, in stock at the Company’s discretion).

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

The Fund Purchase Agreement also contains representations, warranties and covenants customary for transactions of this type.

As of November 6, 2015, the Company’s cash balance was approximately $6.6 million, including restricted cash of $2.0 million. This cash balance does not include proceeds from the Fund Purchase Agreement. The remaining funding under the Amended Credit Agreement and proceeds from the Fund Purchase Agreement along with the Company’s cash and restricted cash will provide the Company with sufficient liquidity to fund the Company’s operations only to December 31, 2015. However, the Company intends to raise additional capital through other sources, including through and the New Sales Agreement with Cantor Fitzgerald & Co and, if we obtain the LPC Shareholder Approval, through the LPC Purchase Agreement. The Company is also pursuing the Strategic Process. If the Company is able to complete a strategic transaction, the Company expects to have sufficient liquidity to operate the business through at least 12 months from the date of the consolidated financial statements included in this report. In addition, the Company may also pursue alternative sources of financing. However, the Company does not have any guaranteed sources of financing and there can be no assurance that cash from the Amended Credit Agreement, customer agreements or proceeds from the LPC Purchase Agreement or the New Sales Agreement will be available when needed, as such sources of liquidity are not entirely within its control. If it is unable to obtain additional financing or engage in a strategic transaction on acceptable terms and when needed, the Company may default under one or more of its debt obligations. A breach of any of the covenants related to its debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, the Company would be unable to pay the obligations as it does not have existing facilities or sufficient cash on hand to satisfy these obligations. These factors, and the factors described above, continue to raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The following is a summary of activity related to stock options held by employees and directors during the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	250,817	$37.82
Cancelled	(12,083)	32.85
Expired	(8,000)	61.90

Outstanding as of September 30, 2015	230,734	37.25	6.4	$0

Exercisable as of September 30, 2015	179,234	$37.36	6.3	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the three months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	105,000	$42.01

Outstanding as of September 30, 2015	105,000	$42.01	1.0	$0

Exercisable as of September 30, 2015	105,000	$42.01	1.0	$0

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

The following is a summary of activity related to restricted stock awards during the three months ended September 30, 2015:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2015	1,073,185	$28.83
Granted	51,500	12.87
Vested	(73,000)	32.03
Cancelled	(26,949)	35.81

Unvested as of September 30, 2015	1,024,736	$27.62

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2015	June 30, 2015
	(in thousands)
Building	$32,359	$32,359
Machinery and equipment	29,152	27,530
Computer software	2,947	2,910
Furniture and fixtures	1,371	1,345
Construction in progress	30,120	17,601
Land	2,036	2,036
Leasehold improvements	437	270

	98,422	84,051
Less: accumulated depreciation and amortization	(19,296)	(17,903)

Property, plant and equipment, net	$79,126	$66,148

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

7. Goodwill

The changes in the carrying amount of goodwill during the three months ended September 30, 2015 are as follows:

(in thousands)
Balance as of July 1, 2015	$9,685
Foreign currency translation	(828)

Balance as of September 30, 2015	$8,857

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	June 30, 2015
	(In thousands)
Accrued payroll and other employee related expenses	$3,968	$2,781
Accrued costs related to construction in process	11,848	314
Accrued other	3,271	1,979

Total accrued expenses	$19,087	$5,074

9. Long-Term Debt

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

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year, maintaining a minimum liquidity target of $3.0 million, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the OrbiMed Credit Agreement and the related security agreements. On June 30, 2015, the Company entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015. On November 6, 2015, the Borrower received a waiver from the Lender of the minimum cash revenue target for the calendar year ending December 31, 2015, subject to Lender’s receipt of the fully executed Fund Purchase Agreement and related transaction documents as well as evidence of Borrower’s subsequent receipt of the gross proceeds from the transaction. As of and for the three months ended September 30, 2015, the Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement. However, there can be no assurance that the Company will be able to maintain the minimum liquidity target during the 12-month period from September 30, 2015.

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

Loan from Mr. Shortall

On September 30, 2015, the Company obtained a loan in the amount of $0.6 million from Alan Shortall, the Company’s Chairman and Chief Executive Officer, which was payable on demand by Mr. Shortall (subject to the right of the Lender to consent to the repayment) and required the payment of interest to Mr. Shortall at the minimum applicable federal rate (0.54% at September 30, 2015). This loan is included in the current portion of long-term debt.

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2015	2014
	(In thousands, except share and per share data)
Numerator

Net loss	$(25,864)	$(22,262)

Denominator
Weighted average number of shares used to compute basic net loss per share	12,452,799	10,504,982

Effect of dilutive options to purchase common stock	—	—

Weighted average number of shares used to compute diluted net loss per share	12,452,799	10,504,982

Basic and diluted net loss per share	$(2.08)	$(2.12)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 1,063,524 and 240,206 were excluded from the calculation of basic and diluted net loss per share during the three months ended September 30, 2015 and 2014, respectively.

In addition, stock options (non-participating securities) totaling 306,669 and 366,341 during the three months ended September 30, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded for the three months ended September 30, 2014 solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2015 and 2014, these shares would have had an effect of 0 and 4,801 diluted shares, respectively, for purposes of calculating diluted net income per share.

11. Contingencies

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

12. Revenue

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

13. Financial Instruments

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

14. Related Party Transactions

Loan from Mr. Shortall

On September 30, 2015, the Company obtained a loan in the amount of $600,000 from Alan Shortall, the Company’s former Chairman and Chief Executive Officer, which was payable on demand by Mr. Shortall (subject to the right of the Lender to consent to the repayment) and required the payment of interest to Mr. Shortall at the minimum applicable federal rate (0.54% at September 30, 2015).

Bosnjak Mortgage Correspondence

In July 2015, Mr. Shortall and Mr. Bosnjak, without authorization from or knowledge of the Company or its Board, caused to be transmitted to a mortgage broker for Mr. Shortall from Mr. Bosnjak correspondence that contained inaccurate statements about the Company’s financial support for Mr. Shortall’s purchase of and relocation to a new home. The investigation into the matters described in this paragraph did not identify any financial loss to the Company and the Company has corrected the inaccurate statements to the mortgage broker.

Shortall Fund Transfers

Mr. Shortall deposited $2,264,475 of his own funds into the Company’s bank account on June 29, 2015 and then caused the Company to disburse from the Shortall Funds $1,351,553 to third parties to complete Mr. Shortall’s purchase of his new home on July 23, 2015, and the remainder back to himself on July 28, 2015.

For the three months ended September 30, 2015, under Mr. Shortall’s direction, the Company accepted a check from Mr. Shortall in the aggregate amount of approximately $6,000 and disbursed the same amount of funds to Mr. Shortall’s designee but did not deposit such check from Mr. Shortall until nineteen days after the Company’s disbursement of the funds. The Company believes such transaction constituted a loan from the Company to Mr. Shortall. There were no such transactions for the three month period ended September 30, 2014.

The investigation into the matters described in this section (entitled “Shortall Fund Transfers”) did not identify any financial loss to the Company.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

For the three months ended September 30, 2015 and 2014, Mr. Shortall caused approximately $12,000 and $12,000, respectively in Company funds to be transmitted to a third party on behalf of Mr. Bosnjak which had no business purpose for the Company. The Company believes that these payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds. The collection of such amounts is uncertain and the Company has recorded approximately $12,000 and $12,000 as Selling, General and Administrative Expense in the three months ended September 30, 2015 and 2014, respectively.

For the three months ended September 30, 2015 and 2014, Mr. Shortall caused the Company to pay for personal expenses of which approximately $500 and $7,000, respectively were not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts is uncertain and the Company has recorded approximately $500 and $7,000 as Selling, General and Administrative Expense in the three months ended September 30, 2015 and 2014, respectively.

Advanced Withholding Payments

In July 2015, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of two executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer and its former President and Chief Operating Officer, in an aggregate amount of approximately $126,000 prior to being reimbursed by such executive officers. Such executive officers repaid the Company in full within a range of 18 to 28 days from the date of the withholding payment and before September 30, 2015. The Company believes such advances constituted loans.

15. Subsequent Events

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

See note 3 “Liquidity” for more information regarding other subsequent events.

Item 4.	Controls and Procedures

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

As outlined in the Explanatory Note to this September 2015 10-Q Amendment, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company’s former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Board of Directors (“Board”). Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015. The Board established a Special Committee to oversee an independent investigation. External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”).

The Investigation did not identify any material financial loss to the Company. However, the control deficiencies, identified by the Investigation and described below, resulted in certain immaterial misstatements as of and for the quarter ended September 30, 2015, which have been corrected in the consolidated financial statements contained in this September 2015 10-Q Amendment. The Investigation also identified certain related party and other transactions which the Company had not publicly disclosed or recorded in its relevant financial statements originally filed with the SEC.

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2015. Previously, based on an earlier such evaluation, Mr. Shortall and the Company’s CFO had concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 at a reasonable assurance level. However, due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our current CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of September 30, 2015.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Previously, under the supervision of Mr. Shortall and the Company’s CFO, and oversight of the Board, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) (the “COSO 1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management determined that our internal control over financial reporting was effective as of September 30, 2015.

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 based on the COSO 1992 Framework. Based on this reevaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that various material weaknesses existed at September 30, 2015, as are described below. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2015.

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

Certain of these control deficiencies resulted in immaterial misstatements in the consolidated financial statements as at and for the quarter ended September 30, 2015 which were corrected as described in Note 2 to the Company’s consolidated financial statements included in this September 2015 10-Q Amendment. Other deficiencies resulted in no misstatements in the financial statements. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2015.

Remediation of Material Weaknesses

The Company continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal controls over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. None of these remediation steps took place as of September 30, 2015. The following actions and plans will be or have been implemented subsequent to the end of the September 30, 2015 fiscal quarter:

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses disclosed above and identified as part of the Investigation, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, subsequent to the end of the fiscal quarter ended September 30, 2015 and after the completion of the Investigation, the Company began the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Third Amendment to Credit Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP. is incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed October 16, 2015

10.2	Second Amendment to Royalty Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L. incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed October 16, 2015

10.3	Amended and Restated Promissory Note, dated as of October 13, 2015, for up to $70,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP. incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed October 16, 2015

10.4	Waiver to Credit Agreement, dated November 6, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.5	Promissory Note, dated September 30, 2015, for $600,000 by Unilife Corporation in favor of Alan D. Shortall is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.6	Fourth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Alan D. Shortall is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.7	Fifth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D. is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.8	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and David C. Hastings is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.9	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Dennis P. Pyers is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.10	Second Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and John C. Ryan is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification of the Chief Executive Officer	X

32.2	Section 1350 Certification of the Chief Financial Officer	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	Attached as Exhibits 101 are the following financial statements from Unilife Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015, (ii) Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2016	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Senior Vice President, Chief Financial Officer, Chief Accounting Officer, and Treasurer