Form 10-Q/A
period 2015-12-31
Unilife Corp
filed 2016-10-24
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

Unilife Corporation (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 2 on Form 10-Q/A (the “December 2015 10-Q Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2016, and amended by Amendment No. 1 filed with the SEC on August 9, 2016.

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

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements. As a result, the Company is filing the December 2015 10-Q Amendment and is concurrently filing (i) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K Amendment”); and (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 2015 10-Q Amendment”). These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures. See “Explanatory Note – Summary of Amendments” below for a summary of the specific amendments reflected in the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.

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

Except as set forth herein, the information contained in the Original Filing has not been updated to reflect any subsequent events and should be read in conjunction with the Company’s other filings made with the SEC, including the September 2015 10-Q Amendment, the December 2015 10-Q Amendment, the March 2016 Form 10-Q and the 2016 10-K. Investors should pay particular attention to the risk factors set forth in Part I, Item 1A. Risk Factors of the 2015 10-K Amendment when reading the December 2015 10-Q Amendment and the Company’s other filings with the SEC.

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

Controls and Procedures Considerations

As a result of the findings of the Investigation, management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the COSO 1992 Framework. Based on this reevaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities. Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, that various material weaknesses existed at December 31, 2015. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2015. In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

The Company is committed to remediating the Material Weaknesses as promptly as possible and the implementation of the Company’s remediation plans has commenced. See Part I, Item 4. Controls and Procedures below for additional information regarding the Material Weaknesses and such remediation process.

Summary of Amendments

As noted above, (i) the Company’s receipt and disbursement of the Shortall Funds were not reflected in the Company’s relevant financial statements originally filed with the SEC; (ii) none of the Company’s receipt and disbursement of the Shortall Funds, the Shortall Fund Transfers, the Bosnjak Loan Payments, the Unreimbursed Personal Expenses and the Advanced Withholding Payments (collectively, the “Related Party Transactions”) was reflected in the Company’s relevant related party disclosures originally filed with the SEC; and (iii) as a result of the Investigation, management has determined that the Material Weaknesses existed as of June 30, 2015, as of the end of each of the first three quarters of fiscal 2016, and as of June 30, 2016.

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

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation. The SEC or other external parties could request further documents and information from the Company. The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note. For information concerning the SEC’s ongoing investigation and such lawsuits, see the March 2016 Form 10-Q and the 2016 10-K, which the Company intends to file on the same day as this December 2015 10-Q Amendment.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31, 2015	June 30, 2015
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$17,971	$12,303
Restricted cash	2,400	2,400
Restricted cash – related party	—	2,264
Accounts receivable	2,957	1,530
Inventories	122	151
Prepaid expenses and other current assets	2,481	656

Total current assets	25,931	19,304
Property, plant and equipment, net	81,761	66,148
Goodwill	9,249	9,685
Other assets	1,296	1,256

Total assets	$118,237	$96,393

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$10,663	$4,042
Due to related party	—	2,264
Accrued expenses	18,142	5,074
Current portion of long-term debt	1,949	775
Preferred stock conversion liability	4,802	—
Deferred revenue	3,715	4,942

Total current liabilities	39,271	17,097
Long-term debt, less current portion	93,189	79,660
Deferred revenue	32,550	17,550

Total liabilities	165,010	114,307

Contingencies (Note 11)
Redeemable convertible preferred stock, Series A — subject to redemption, $0.01 par value, 790 shares authorized, 790 and 0 shares issued, and 490 and 0 shares outstanding as of December 31, 2015 and June 30, 2015, respectively	2,450	—
Stockholders’ Deficit:
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2015; none issued and outstanding as of December 31, 2015 and June 30, 2015	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized as of December 31, 2015; 15,543,843 and 13,197,616 shares issued, and 15,540,976 and 13,194,748 shares outstanding as of December 31, 2015 and June 30, 2015, respectively	155	132
Additional paid-in-capital	386,398	366,005
Accumulated deficit	(435,867)	(384,580)
Accumulated other comprehensive income	231	669
Treasury stock, at cost, 2,867 shares as of December 31, 2015 and June 30, 2015, respectively	(140)	(140)

Total stockholders’ deficit	(49,223)	(17,914)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$118,237	$96,393

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenue	$4,499	$5,403	$7,686	$6,783

Research and development	10,533	11,309	26,537	22,285
Selling, general and administrative	8,774	9,508	18,002	17,708
Depreciation and amortization	1,422	1,253	2,965	2,353

Total operating expenses	20,729	22,070	47,504	42,346

Operating loss	(16,230)	(16,667)	(39,818)	(35,563)
Interest expense	1,872	1,805	3,556	2,914
Change in fair value of financial instruments	7,325	940	7,927	3,170
Other (income) expense, net	(4)	(25)	(14)	2

Net loss	(25,423)	(19,387)	(51,287)	(41,649)
Other comprehensive (income) loss, net:
Foreign currency translation	(378)	707	438	1,542

Comprehensive loss	$(25,045)	$(20,094)	$(51,725)	$(43,191)

Net loss per share:
Basic and diluted net loss per share	$(1.98)	$(1.80)	$(4.05)	$(3.92)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended December 31, 2015

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2015	13,197,616	$132	$366,005	$(384,580)	$669	$(140)	$(17,914)
Net loss	—	—	—	(51,287)	—	—	(51,287)
Foreign currency translation	—	—	—	—	(438)	—	(438)
Issuance of warrants	—	—	486	—	—	—	486
Conversion of redeemable convertible preferred stock	1,544,283	15	4,555	—	—	—	4,570
Remeasurement of redeemable convertible preferred stock	—	—	(1,047)	—	—	—	(1,047)
Share-based compensation expense	97,468	1	7,019	—	—	—	7,020
Issuance of common stock from public offerings, net of issuance costs	704,476	7	9,380	—	—	—	9,387

Balance as of December 31, 2015	15,543,843	$155	$386,398	$(435,867)	$231	$(140)	$(49,223)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(51,287)	$(41,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,965	2,353
Share-based compensation expense	7,020	4,728
Recognition of deferred revenue	(2,358)	(125)
Non-cash interest expense	1,194	782
Change in fair value of financial instruments	7,927	3,170
Changes in assets and liabilities:
Restricted cash – related party	2,264	—
Accounts receivable	(797)	(2,260)
Inventories	29	(23)
Prepaid expenses and other current assets	(1,825)	139
Other assets	6	71
Accounts payable	6,651	2,243
Due to related party	(2,264)	—
Accrued expenses	1,255	1,634
Deferred revenue	15,501	3,908

Net cash used in operating activities	(13,719)	(25,029)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,750)	(6,920)

Net cash used in investing activities	(6,750)	(6,920)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(289)	(315)
Payment of royalty liability	(309)	—
Proceeds from issuance of long-term debt	10,600	20,000
Proceeds from the issuance of common stock, net of issuance costs	9,387	12,401
Proceeds from the issuance of preferred stock, net of issuance costs	7,172	—
Payment of financing costs	(143)	(52)
Dividend payment on redeemable convertible preferred stock	(280)	—

Net cash provided by financing activities	26,138	32,034
Effect of exchange rate changes on cash	(1)	(5)

Net increase in cash and cash equivalents	5,668	80
Cash and cash equivalents at beginning of period	12,303	8,368

Cash and cash equivalents at end of period	$17,971	$8,448

Supplemental disclosure of cash flow information
Cash paid for interest	$2,059	$2,948

Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$12,280	$281

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

The transactions that occurred during the three and six months ended December 31, 2015 and 2014 that were identified as a result of the Investigation were evaluated as immaterial misstatements to the financial statements and omissions of disclosures and are corrected in these comparative financial statements:

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

On November 9, 2015, the Company entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with an institutional investor (the “Fund”). Pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. The Series A Preferred Stock was convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $10.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 3, 2014. See note 5 “Equity Transactions and Share-Based Compensation” for more information regarding the Preferred Stock Purchase Agreement.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through December 31, 2015, the Company has issued 380,011 shares for net proceeds of $4.6 million under the New Sales Agreement.

On July 29, 2015, the Company entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Through December 31, 2015, the Company issued 324,465 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses.

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of Common Stock to LPC at an exercise price of $10.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $5.40 per share of Common Stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.

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

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of Common Stock to LPC at an exercise price of $10.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $5.40 per share of Common Stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	250,817	$37.82
Canceled	(12,083)	32.85
Expired	(8,000)	61.90

Outstanding as of December 31, 2015	230,734	37.25	6.1	$0

Exercisable as of December 31, 2015	179,234	$37.36	6.0	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2015:

	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	105,000	$42.01
Granted	90,000	10.00
Expired	(60,000)	53.00

Outstanding as of December 31, 2015	135,000	$15.79	4.2	$0

Exercisable as of December 31, 2015	45,000	$27.37	1.9	$0

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

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2015	1,073,185	$28.83
Granted	128,500	10.43
Vested	(149,000)	31.92
Cancelled	(35,449)	34.52

Unvested as of December 31, 2015	1,017,236	$25.86

Preferred Stock Purchase Agreement

On November 9, 2015, the Company entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with an institutional investor (the “Fund”). Pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. Prior to the full conversion of the Series A Preferred stock (as more fully discussed below), the Series A Preferred Stock was convertible into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a fixed conversion price of $10.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the SEC on October 3, 2014.

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

The Dividend Rate was adjusted (i) downward by an amount equal to 100 basis points for each amount, if any, equal to $0.50 per share of Common Stock that the volume weighted average price of our Common Stock on any trading day rose above $15.00, down to a minimum of 0.0%; and (ii) upward by an amount equal to 150 basis points for each amount, if any, equal to $0.50 per share of Common Stock that volume weighted average price of our Common Stock on any trading day fell below $7.00, up to a maximum of 15.0%. In addition, the Dividend Rate was adjusted upward by 10.0% upon any Trigger Event.

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

In November 2015 and December 2015, the Fund delivered to the Company notices of conversion totaling an aggregate of 300 shares of Series A Preferred Stock (the “Initial Conversion Notices”) and the Company issued an aggregate of 1,025,496 shares of Common Stock and paid $0.3 million in cash to satisfy the Initial Conversion Notices. Calculations in the Initial Conversion Notices were based upon the occurrence of a Trigger Event.

As described above, the amount of any Dividend varied based on the Company’s share price during the applicable Measurement Period. If the Company’s share price declined during the Measurement Period with respect to a conversion notice, the number of shares owed to the Fund pursuant to such conversion notice would have changed and the Company was then required to issue the additional shares owed. During December 2015, the Company issued an additional 518,784 shares of Common Stock as additional Dividend with respect to the Conversion Notices as a result of a decline in the share price during the applicable Measurement Periods.

On January 4, 2016, the Fund delivered to the Company a notice of conversion for 40 shares of Series A Preferred Stock (the “January 4th Conversion Notice” and together with the Initial Conversion Notices, the “Conversion Notices”) and the Company issued the Fund 246,036 shares of Common Stock. During January 2016, the Company issued an additional 162,706 shares of Common Stock as additional Dividend with respect to the Conversion Notices as a result of a decline in the share price during the applicable Measurement Periods.

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

Pursuant to the First Amendment to the Purchase Agreement, in full accord and satisfaction of all obligations under the Purchase Agreement and the remaining transaction documents (as defined in the Preferred Stock Purchase Agreement), the Company agreed to issue to the Fund an additional 831,668 shares (collectively, the “Shares”) of Common Stock, the approximate amount that may be issued under Nasdaq Listing Rule 5635(d) without shareholder approval which the Company did not obtain. On February 3, 2016, the Company issued and delivered to the Fund 725,000 of the Shares. The Company agreed to notify its transfer agent to issue the remaining 106,668 Shares immediately upon written request by the Fund.

Pursuant to the First Amendment to the Purchase Agreement, upon the timely delivery of the remaining 106,668 Shares, the Company will have no further obligations to the Fund with respect to any of the Series A Preferred Stock, Conversion Notices (as defined in the Company’s Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock) or any of the transaction documents. Following the issuance of the remaining 106,668 Shares, the Company will have issued 2,784,693 shares of Common Stock to the Fund in connection with the Preferred Stock Purchase Agreement, as amended by the First Amendment to the Preferred Stock Purchase Agreement. The Fund is no longer the holder of any Series A Preferred Stock.

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

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2015	June 30, 2015
	(In thousands)
Accrued payroll and other employee related expenses	$3,751	$2,781
Accrued cost related to construction in process	12,127	314
Accrued other	2,264	1,979

Total accrued expenses	$18,142	$5,074

9. Long-Term Debt

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

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Numerator
Net loss	$(25,423)	$(19,387)	$(51,287)	$(41,649)
Deemed dividend on Series A Preferred Stock	(1,047)	—	(1,047)	—

Net loss attributable to common stockholders	$(26,470)	$(19,387)	$(52,334)	$(41,649)

Denominator
Weighted average number of shares used to compute basic net loss per share	13,377,229	10,757,745	12,915,014	10,631,486
Effect of dilutive options to purchase common stock	—	—	—	—

Weighted average number of shares used to compute diluted net loss per share	13,377,229	10,757,745	12,915,014	10,631,486

Basic and diluted net loss per share	$(1.98)	$(1.80)	$(4.05)	$(3.92)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 1,007,211 and 550,158 were excluded from the calculation of basic and diluted net loss per share during the three months ended December 31, 2015 and 2014, respectively, and unvested shares of restricted stock (participating securities) totaling 1,035,368 and 395,182 were excluded from the calculation of basic and diluted net loss per share during the six months ended December 31, 2015 and 2014, respectively.

In addition, stock options and warrants (non-participating securities) totaling 333,189 and 366,341 during the three months ended December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 319,929 and 366,341 during the six months ended December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2015 and 2014, these shares would have had an effect of 0 and 9,961 diluted shares, respectively, for purposes of calculating diluted net income per share. Had the Company reported net income during the six months ended December 31, 2015 and 2014, these shares would have had an effect of 0 and 7,381 diluted shares, respectively, for purposes of calculating diluted net income per share. The impact of the potential conversion of the remaining preferred shares totaling 1,240,409 diluted shares were also excluded from the calculation for the three months ended December 31, 2015.

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

For the six months ended December 31, 2015, under Mr. Shortall’s direction, the Company accepted a check from Mr. Shortall in the aggregate amount of approximately $6,000 and disbursed the same amount of funds to Mr. Shortall’s designee but did not deposit such check from Mr. Shortall until nineteen days after the Company’s disbursement of the funds. The Company believes such transaction constituted a loan from the Company to Mr. Shortall. There were no such transactions for the three month period ended December 31, 2015 or for the three or six month periods ended December 31, 2014.

The investigation into the matters described in this section entitled “Shortall Fund Transfers” did not identify any financial loss to the Company.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

For the three and six months ended December 31, 2015 and 2014, Mr. Shortall caused approximately $0 and $12,000, and $24,000 and $37,000, respectively in Company funds to be transmitted to a third party on behalf of Mr. Bosnjak which had no business purpose for the Company. The Company believes that these payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds. The collection of such amounts is uncertain and the Company has recorded approximately $0 and $12,000, and $24,000 and $37,000 as Selling, General and Administrative Expense in the three and six months ended December 31, 2015 and 2014, respectively.

For the three and six months ended December 31, 2015 and 2014, Mr. Shortall caused the Company to pay for personal expenses of which approximately $200 and $600, and $16,000 and $23,000, respectively were not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts is uncertain and the Company has recorded approximately $200 and $600, and $16,000 and $23,000 as Selling, General and Administrative Expense in the three and six months ended December 31, 2015 and 2014, respectively.

Advanced Withholding Payments

In July 2015, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of two executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer and its former President and Chief Operating Officer, in an aggregate amount of approximately $126,000 prior to being reimbursed by such executive officers. Such executive officers repaid the Company in full within a range of 18 to 28 days from the date of the withholding payment. The Company believes such advances constituted loans.

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

Based on our reviews, we are not aware of any material modifications that should be made to the unaudited interim consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated September 14, 2015, except for the revisions to the consolidated financial statements as discussed in note 2 of those financial statements and the restatement as to the effectiveness of internal control over financial reporting regarding the various material weaknesses, as to which the date is October 21, 2016, which expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in note 2 of the Company’s unaudited interim consolidated financial statements as of December 31, 2015, the unaudited interim consolidated financial statements have been revised to reflect a May 13, 2016 10:1 reverse split of the Company’s common stock as if it had occurred at the beginning of the first period presented and to correct immaterial errors and omitted disclosures regarding restricted cash and related party transactions.

Note 3 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2015, and for the year then ended, discloses that the Company had incurred recurring losses from operations and has limited cash resources. Our auditors’ report on those consolidated financial statements dated September 14, 2015, except for the revisions to the consolidated financial statements as discussed in note 2 of those consolidated financial statements and the restatement as to the effectiveness of internal control over financial reporting regarding the various material weaknesses, as to which the date is October 21, 2016, includes an explanatory paragraph referring to the matters in note 3 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 3 of the Company’s unaudited interim consolidated financial statements as of December 31, 2015, and for the three- and six-month periods then ended, the Company has continued to incur losses from operations and has limited cash resources. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 9, 2016, except for the revisions to unaudited interim the consolidated financial statements discussed in note 2, as to which the date is October 21, 2016.

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

As outlined in the Explanatory Note to this December 2015 10-Q Amendment, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company’s former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Board of Directors (“Board”). Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015. The Board established a Special Committee to oversee an independent investigation. External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”).

The Investigation did not identify any material financial loss to the Company. However, the control deficiencies, identified by the Investigation and described below, resulted in certain immaterial misstatements as of and for the quarter ended December 31, 2015, which have been corrected in the consolidated financial statements contained in this December 2015 10-Q Amendment. The Investigation also identified certain related party and other transactions which the Company had not publicly disclosed or recorded in its relevant financial statements originally filed with the SEC.

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2015. Previously, based on an earlier such evaluation, Mr. Shortall and the Company’s CFO had concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 at a reasonable assurance level. However, due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our current CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of December 31, 2015.

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

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Previously, under the supervision of Mr. Shortall and the Company’s CFO, and oversight of the Board, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) (the “COSO 1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management determined that our internal control over financial reporting was effective as of December 31, 2015.

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the COSO 1992 Framework. Based on this reevaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that various material weaknesses existed at December 31, 2015, as are described below. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2015.

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

Certain of these control deficiencies resulted in immaterial misstatements in the consolidated financial statements as at and for the quarter ended December 31, 2015 which were corrected as described in Note 2 to the Company’s consolidated financial statements included in this December 2015 10-Q Amendment. Other deficiencies resulted in no misstatements in the financial statements. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2015.

Remediation of Material Weaknesses

The Company continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal controls over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. None of these remediation steps took place as of December 31, 2015. The following actions and plans will be or have been implemented subsequent to the end of the December 31, 2015 fiscal quarter:

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses disclosed above and identified as part of the Investigation, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, subsequent to the end of the fiscal quarter ended December 31, 2015 and after the completion of the Investigation, the Company began the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Third Amendment to Credit Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.2	Fourth Amendment to the Credit Agreement, dated December 31, 2015, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-k filed January 7, 2016

10.3	Second Amendment to Royalty Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L. is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.4	Amended and Restated Promissory Note, dated as of October 13, 2015, for up to $70,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP. is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 16, 2015

10.5	Waiver to Credit Agreement, dated November 6, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.6	Fourth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Alan D. Shortall is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.7	Fifth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D. is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.8	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and David C. Hastings is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.9	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Dennis P. Pyers is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.10	Second Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and John C. Ryan is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed November 9, 2015

10.11	Stock Purchase Agreement, dated November 9, 2015, by and between the Company and an institutional investor is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2015

10.12	Waiver and Consent Agreement, dated November 9, 2015, by and between the Company and Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 9, 2015

10.13	Warrant to Purchase Common Stock, dated November 9, 2015, issued by the Company to Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-k filed November 9, 2015

10.14	Exclusivity Agreement, dated December 31, 2015, by and between the Company and Amgen Inc. is incorporated by reference to the designated exhibit of the Company’s Quarterly Report on Form 10-Q filed February 10, 2016

10.15	Controlled Equity OfferingSM Sales Agreement, dated July 29, 2015, by and between Unilife Corporation and Cantor Fitzgerald & Co. is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2015

10.16	Purchase Agreement, dated as of July 29, 2015, by and between Unilife Corporation and Lincoln Park Capital Fund, LLC is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 30, 2015

Exhibit No.	Description of Exhibit	Included Herewith

15	Awareness Letter of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification of the Chief Executive Officer	X

32.2	Section 1350 Certification of the Chief Financial Officer	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	Attached as Exhibits 101 are the following financial statements from Unilife Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015, (ii) Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended December 31, 2015 and 2014, (iii) Unaudited Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2016	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)