Form 10-Q
period 2016-03-31
Unilife Corp
filed 2016-10-24
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of October 17, 2016, 17,342,043 shares of the registrant’s common stock were outstanding. Such amount reflects a 1-for-10 reverse split of the registrant’s common stock effected on May 13, 2016.

Explanatory Note

Unilife Corporation (the “Company,” “we,” “our” or “us”) is filing this Quarterly Report on Form 10-Q (this “Quarterly Report on Form 10-Q” or the “March 2016 10-Q”) for the fiscal quarter ended March 31, 2016.

On May 8, 2016, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of law and regulation by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”).

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements.  As a result of the Investigation, the Company was not able to timely file the March 2016 10-Q. Also, as the result of Investigation, the Company was not able to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”). Therefore, the Company is filing the March 2016 10-Q and is concurrently filing the 2016 10-K along with (i) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 2015 10-Q Amendment”); (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “December 2015 10-Q Amendment”); and (iii) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K Amendment”).  These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures.  See “Explanatory Note – Summary of Amendments” below for a summary of the specific amendments reflected in the September 2015 10-Q Amendment, the December 2015 10-Q Amendment and the 2015 10-K Amendment.

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

In addition to the Shortall Funds, during fiscal years 2013 through 2016, under Mr. Shortall’s direction, the Company accepted checks and wires from Mr. Shortall in the aggregate amount of approximately $340,000 and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until five days to thirty-six days after the Company’s disbursement of the funds.  The Company believes such transactions constituted loans from the Company to Mr. Shortall.  In addition, Mr. Shortall wired funds and provided personal checks to the Company in the aggregate amount of approximately $253,000, not including the Shortall Funds, which wires and checks the Company received and deposited, as applicable, prior to or within a day of the Company disbursing the same amounts to Mr. Shortall.  The transfers noted in this paragraph are referred to collectively herein as, the “Shortall Fund Transfers”.

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

Other than as described in this section entitled “Bosnjak Loan Payments and Unreimbursed Personal Expenses,” the Investigation did not identify any financial loss to the Company.  The Company is evaluating claims it may have arising from matters identified by the Investigation as well as any additional actions it may determine to pursue with respect to these claims.  With respect to the Bosnjak Loan Payments and Unreimbursed Personal Expenses, because collection of such amounts is uncertain, the Company recorded these amounts in the applicable periods as Selling, General and Administrative Expense.

Advanced Withholding Payments

In March 2016, July 2015 and December 2014, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of three executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer, its Senior Vice President and Chief Commercial Officer, and its former President and Chief Operating Officer, in an aggregate amount of approximately $240,000 prior to being reimbursed by such executive officers. With the exception of one $400 underpayment, which the Company collected in July 2016, such executive officers repaid the Company in full within a range of 18 to 120 days from the date of the withholding payment. The Company believes such advances constituted loans.

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

Controls and Procedures Considerations

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 based on the COSO 1992 Framework.  Based on this evaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities.  Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, various material weaknesses existed at March 31, 2016.  In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2016.  In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

The Company is committed to remediating the Material Weaknesses as promptly as possible and the implementation of the Company’s remediation plans has commenced. See Part I, Item 4. Controls and Procedures below for additional information regarding the Material Weaknesses and such remediation process.

Summary of Amendments

As noted above, (i) the Company’s receipt and disbursement of the Shortall Funds were not reflected in the Company’s relevant financial statements originally filed with the SEC; (ii) none of the Company’s receipt and disbursement of the Shortall Funds, the Shortall Fund Transfers, the Bosnjak Loan Payments, the Unreimbursed Personal Expenses, or the Advanced Withholding Payments (collectively, the “Related Party Transactions”) was reflected in the Company’s relevant related party disclosures originally filed with the SEC; and (iii) as a result of the Investigation, management has determined that the Material Weaknesses existed as of June 30, 2015, as of the end of each of the first three quarters of fiscal 2016, and as of June 30, 2016.

As a result of the foregoing, the Company is filing the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.  These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose the Material Weaknesses.  In addition, the Material Weaknesses that existed as of March 31, 2016 and June 30, 2016 and the relevant Related Party Transactions are disclosed where appropriate in this March 2016 10-Q and the 2016 10-K.  The amended documents and this March 2016 10-Q and the 2016 10-K have all been filed concurrently.

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
o

record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party on the consolidated balance sheet and to record the receipt of  the Shortall funds and the corresponding amount due to a related party within the operating section of the Company’s consolidated statement of cash flows;

o	identify each of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and
o	amend the reports of the Company’s independent registered public accounting firm, KPMG LLP, regarding the Company’s internal control over financial reporting and financial statements;
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
o

to amend the presentation of information for the fiscal year ended June 30, 2015 in the consolidated balance sheet to record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party;

o

to amend the consolidated statement of cash flows to reflect the Company’s disbursement of the Shortall Funds and the corresponding reduction of restricted cash all within the operating section of the consolidated statement of cash flows for the three months ended September 30, 2015; and

o	to identify certain of the Related Party Transactions as related party transactions and to add disclosure regarding the same.
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
o

to amend the presentation of information for the fiscal year ended June 30, 2015 in the consolidated balance sheet to record the related party restricted cash balance equal to the Shortall Funds ($2,264,475) and the same amount as due to a related party;

o

to amend the consolidated statement of cash flows to reflect the Company’s disbursement of the Shortall Funds and the corresponding reduction of restricted cash all within the operating section of the consolidated statement of cash flows for the six months ended December 31, 2015;

o	to identify certain of the Related Party Transactions as related party transactions and to add disclosure regarding the same; and
o	to amend the interim review “Report of Independent Registered Public Accounting Firm” therein to include a revised report of KPMG LLP.
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

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation.  The SEC or other external parties could request further documents and information from the Company.  The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note.  For information concerning the SEC’s ongoing investigation and such lawsuits, see Part II, Item 1. “Legal Proceedings” of this March 2016 10-Q.

Matters Relating to NASDAQ and Our Common Stock and ASX and our CDIs

The filing of this March 2016 10-Q and the 2016 10-K were delayed as a result of the Investigation.  As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  The notice received from

NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements.  The staff at NASDAQ subsequently granted the Company an exception to file the March 2016 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1).  The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

As noted above, the Company is concurrently filing with the SEC the March 2016 10-Q and the 2016 10-K with the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.  Consequently, the Company currently believes that it has adequately remedied its non-compliance with NASDAQ Listing Rule 5250(c)(1) within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied such non-compliance.

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

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CDIs on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. Such trading in Australia will not resume until after the Company files the audited financial statements included in the 2016 10-K with the ASX, which the Company is doing concurrently with filing this March 2016 10-Q with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31, 2016	June 30, 2015
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$41,600	$12,303
Restricted cash	2,093	2,400
Restricted cash - related party	—	2,264
Accounts receivable	218	1,530
Inventories	110	151
Prepaid expenses and other current assets	2,911	656
Total current assets	46,932	19,304
Property, plant and equipment, net	55,138	66,148
Goodwill	9,700	9,685
Other assets	267	276
Total assets	$112,037	$95,413
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$4,447	$4,042
Due to related party	—	2,264
Accrued expenses	21,728	5,074
Current portion of long-term debt	813	775
Deferred revenue	2,668	4,942
Total current liabilities	29,656	17,097
Long-term debt, less current portion	100,460	78,680
Warrant liability	8,350	—
Derivative liability	1,080	—
Deferred revenue	52,550	17,550
Total liabilities	192,096	113,327
Contingencies (Note 11)
Stockholders’ Deficit:
Redeemable convertible preferred stock, Series A — subject to redemption, $0.01 par value, 790 and 0 shares authorized, 0 and 0 shares issued, and 0 and 0 shares outstanding as of March 31, 2016 and June 30, 2015, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of March 31, 2016; none issued and outstanding as of March 31, 2016 and June 30, 2015	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized as of March 31, 2016; 17,020,570 and 13,197,616 shares issued, and 16,944,189 and 13,194,749 shares outstanding as of March 31, 2016 and June 30, 2015, respectively	170	132
Additional paid-in-capital	397,539	366,005
Accumulated deficit	(477,646)	(384,580)
Accumulated other comprehensive income	665	669
Treasury stock, at cost, 76,381 shares as of March 31, 2016 and 2,867 shares at June 30, 2015	(787)	(140)
Total stockholders’ deficit	(80,059)	(17,914)
Total liabilities and stockholders’ deficit	$112,037	$95,413

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenue	$822	$2,921	$8,508	$9,704
Research and development	9,254	13,213	35,791	35,498
Selling, general and administrative	17,619	9,055	35,621	26,763
Asset impairment charge	26,580	—	26,580	—
Depreciation and amortization	1,560	1,184	4,525	3,537
Total operating expenses	55,013	23,452	102,517	65,798
Operating loss	(54,191)	(20,531)	(94,009)	(56,094)
Interest expense	2,669	1,796	6,225	4,710
Change in fair value of financial instruments	(12,279)	783	(4,352)	3,953
Gain on debt extinguishment	(2,881)	—	(2,881)	—
Other expense (income), net	79	(5)	65	(3)
Net loss	(41,779)	(23,105)	(93,066)	(64,754)
Other comprehensive (income) loss, net:
Foreign currency translation	(434)	546	4	2,088
Comprehensive loss	$(41,345)	$(23,651)	$(93,070)	$(66,842)
Net loss per share:
Basic and diluted net loss per share	$(2.68)	$(1.99)	$(6.82)	$(5.92)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended March 31, 2016

(unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2015	13,197,616	$132	$366,005	$(384,580)	$669	$(140)	$(17,914)
Net loss	—	—	—	(93,066)	—	—	(93,066)
Foreign currency translation	—	—	—	—	(4)	—	(4)
Conversion of redeemable convertible preferred stock	2,784,693	28	11,623	—	—	—	11,651
Remeasurement of redeemable convertible preferred stock	—	—	(1,047)	—	—	—	(1,047)
Share-based compensation expense	445,153	4	12,557	—	—	—	12,561
Shares forfeited in lieu of payroll taxes	(111,368)	(1)	(979)	—	—	(647)	(1,627)
Issuance of common stock from public offerings, net of issuance costs	704,476	7	9,380	—	—	—	9,387
Balance as of March 31, 2016	17,020,570	$170	$397,539	$(477,646)	$665	$(787)	$(80,059)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(93,066)	$(64,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charge	26,580	—
Depreciation and amortization	4,525	3,537
Share-based compensation expense	12,561	7,805
Recognition of deferred revenue	(3,067)	(125)
Non-cash interest expense	4,293	1,339
Change in fair value of financial instruments	(4,352)	3,953
Gain on debt extinguishment	(2,881)	—
Changes in assets and liabilities:
Restricted cash - related party	2,264	—
Accounts receivable	913	203
Inventories	41	5
Prepaid expenses and other current assets	(2,255)	140
Other assets	6	87
Accounts payable	555	843
Due to related party	(2,264)	—
Accrued expenses	7,011	3,259
Deferred revenue	36,193	7,462
Net cash used in operating activities	(12,943)	(36,246)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,557)	(11,547)
Net cash used in investing activities	(10,557)	(11,547)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(427)	(464)
Payment of former CEO loan	(600)	—
Payment of royalty liability	(1,112)	(403)
Proceeds from former CEO loan	600	—
Proceeds from issuance of long-term debt	10,000	20,000
Proceeds from the issuance of common stock, net of issuance costs	9,387	57,134
Proceeds from the issuance of convertible debt	30,000	—
Proceeds from the issuance of preferred stock, net of issuance costs	7,172	—
Payment of financing costs	(606)	(52)
Dividend payment on redeemable convertible preferred stock	(280)	—
Shares forfeited in lieu of payroll taxes	(1,627)	—
Decrease in restricted cash	307	308
Net cash provided by financing activities	52,814	76,523
Effect of exchange rate changes on cash	(17)	18
Net increase in cash and cash equivalents	29,297	28,748
Cash and cash equivalents at beginning of period	12,303	8,368
Cash and cash equivalents at end of period	$41,600	$37,116
Supplemental disclosure of cash flow information
Cash paid for interest	$3,959	$2,948
Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$9,989	$125

See accompanying notes to the consolidated financial statements.

Unilife Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Description of Business and Unaudited Financial Statements

Unilife Corporation (together with its subsidiaries, the “Company”) was incorporated under the laws of the State of Delaware in 2009 and is based in the Commonwealth of Pennsylvania. The Company began operations in Australia in 2002.

The Company is a designer, manufacturer, and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable products of our pharmaceutical and biotechnology customers. While the Company has a broad portfolio of proprietary product platforms, the Company has focused the business on the Company’s wearable injector products. The Company believes its products are differentiated from conventional products, with innovative features and functionality designed to optimize the safe, simple, and convenient administration of injectable therapies. The majority of the Company’s products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, pre-filled and ready for administration by end-users, such as patients or health-care providers. The Company customizes products within each of our platforms to address specific customer, therapy, patient and/or commercial requirements.

The Company is focusing primarily on active and new customer programs in its portfolio of wearable injector systems, which the Company expects will improve our operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. The Company’s wearable injector customers include Amgen Inc., MedImmune LLC (“MedImmune”), and Sanofi S.A. (“Sanofi”).

In addition to the filling, assembly and/or packaging of the Company’s products with injectable therapies, the Company’s customers are also, with respect to most of its products, responsible for the regulatory approval, sale and marketing of their final drug-device combination products. While at this point the Company’s products have not been sold to end users with our customers’ injectable therapies, the Company can generate revenue from customization programs, upfront fees, device and development materials, and exclusivity fees.

The Company believes that continual investment in research and development is important to the development and sale of the Company’s innovative, proprietary products and related services. However, the Company continues to implement cost reduction measures as the Company focuses operations on the industrialization and development of programs with key strategic wearable injector customers.  During fiscal year 2016, the Company implemented several cost reduction and business realignment initiatives pursuant to which the Company reduced its headcount by approximately 90 employees, which are expected to reduce annual operating costs by approximately $7.9 million.  Subsequent to that, the Company eliminated 10 additional positions in July 2016. The Company’s workforce was reduced to approximately 140 employees as of July 28, 2016, a reduction of more than 40% since January 2016 and a reduction of approximately 50% since July 1, 2015. A portion of this reduction is due to the Company’s determination not to backfill certain open positions. The Company has recorded a charge from severance and related costs from these cost reduction initiatives of approximately $0.7 million in the aggregate. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers.

With the Company’s primary focus now on its wearable injector products, the Company performed an evaluation of its current contracts for its other products and determined that continued investment in those products is ultimately not beneficial to the Company at this time. The Company is currently in various stages of negotiation with the customers for such products to wind down its activities under those customer contracts. The Company does not expect that these negotiations will impact its wearable injector products and the outcome of these negotiations is still uncertain. Regardless of the result of such negotiations, the Company intends to continue to prosecute and maintain the intellectual property related to the majority of its non-wearable injector products in the event it becomes financially attractive for the Company to further develop and customize those products in the future. As part of this evaluation, the Company has recorded in its third quarter operating results an impairment charge of $26.6 million primarily related to certain prefilled syringe capital equipment located in its York facility as well certain capital equipment that was under construction held at various suppliers.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2015, or fiscal 2015, contained in its Annual Report on Form 10-K/A.

On December 2, 2015, the Company received a written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC indicating that, for the 30 consecutive business days ended December 1, 2015, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(2).  In response to the preceding notice, on May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s Common Stock, pursuant to which every ten (10) shares of Common Stock outstanding before the reverse split were converted into one (1) share of Common Stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented herein have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented.

2. Internal Investigation

The Company announced an investigation into violations of the Company’s policies and procedures and possible violations of laws and regulations by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”). The Board established a Special Committee to oversee the Investigation.  Independent counsel conducted the Investigation with the assistance of an advisory firm with forensic accounting expertise. The Investigation was completed on October 7, 2016 and no material financial loss was identified.

The filing of this March 2016 10-Q and the Company’s Annual Report on Form 10-K for fiscal year 2016 were delayed as a result of the Investigation.  In addition, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the Company’s Form 10-Q’s for the first and second quarters of fiscal year 2016 were amended to correct immaterial misstatements to the financial statements and omissions of related party disclosures. As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed this March 2016 Form 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  The notice received from NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements.  The staff at NASDAQ subsequently granted the Company an exception to file this March 2016 Form 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1).  The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

3. Liquidity

As of March 31, 2016, the Company’s cash and cash equivalents were $41.6 million, restricted cash was $2.1 million and the book value of long-term debt was $101.3 million. Under the Company’s debt facilities, the Company is required to have a cash and restricted cash balance of $5.1 million at March 31, 2016.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2015, and the nine months ended March 31, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its wearable injectors to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has taken or intends to take the steps delineated below to address its cash requirements, the success of which are largely beyond the Company’s control.

The Company expects to generate cash receipts from wearable injector customers during the fourth quarter of fiscal 2016 and fiscal 2017 and the Company continues to have business development discussions with current and prospective wearable injector customers. The Company is, however, unable to predict the amount, if any, or the timing of such receipts or any proceeds from these business development discussions.

The Company has engaged a financial advisory firm to assist with fundraising efforts. There is no assurance that the financial advisory firm will be successful in these efforts.

In February 2016, the Company and certain of its subsidiaries entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which the Counterparty agreed to purchase from the Company a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). The Company issued to the Counterparty the first Note in the aggregate original principal amount of $30.0 million in February 2016 and the Counterparty paid to the Company $30.0 million in exchange therefor. Pursuant to the Counterparty SPA, the Counterparty may purchase up to an additional $25.0 million in Notes over the next two years, $15.0 million of which may be purchased in January 2017 (the “2017 Convertible Note”) and $10.0 million of which may be purchased in January 2018 (the “2018 Convertible Note”).  There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2017 Convertible Note and/or the 2018 Convertible Note.

The Company’s ability to raise capital will be limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act of 1933, as amended, for the near future and until the Company can prepare, file with the SEC, and cause to become effective a registration statement on Form S-1. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months.

The Company believes that potential proceeds from business development discussions, the 2017 Convertible Note and fundraising efforts along with potential customer cash receipts, will provide the Company with enough liquidity to fund its operations for the next twelve months. However, there can be no assurance that any cash from such business development discussions, issuance of the 2017 Convertible Note, fundraising efforts, or customer receipts will be available when needed, as such sources of liquidity largely are beyond the Company’s control.  If we are unable to obtain financing when needed, we may be in default under one or more of our debt obligations unless we are able to obtain waivers from our lenders. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Under the circumstances, we also would be unable to pay our other obligations as they come due, which could prompt our creditors to pursue other remedies. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

References to “A$” mean the lawful currency of the Commonwealth of Australia. References to “€” or “euros” are to the lawful currency of the European Union.

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

In connection with the Company’s focus on wearable injector products, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. As a result of negotiations related to those supplier and customer programs and the Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets are impaired. The Company incurred $26.6 million of non-cash asset impairments primarily related to machinery and equipment and construction in process in the third quarter of fiscal 2016.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of net assets acquired in business acquisitions. Goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value at the reporting unit level. Additional impairment assessments would be performed if events and circumstances warranted such additional assessments during the year. The Company has one reporting unit which includes its product lines, the base technology which it obtained as part of its November 2002 acquisition of Unitract Syringe Pty Limited, and the manufacturing capability which it obtained in its January 2007 acquisition of Integrated BioSciences, Inc.

As required under generally accepted accounting principles, the Company is required to evaluate goodwill for impairment at least annually and more frequently if certain trigger events occur.  The Company determined that the culmination of the Strategic Process (as defined below) and the decision to focus primarily on the wearable injector business constituted trigger events that occurred in the quarter ended March 31, 2016 requiring an evaluation of the carrying value of the Company’s goodwill. Potential impairment of goodwill is identified by comparing the fair value with its carrying value.

The Company performed a goodwill valuation as of March 31, 2016 using a combination of the market approach and a discounted cash flow method under the income approach. The Company determined an overall business enterprise value (determined by the fair of equity plus the fair value of debt) by taking a weighted average from the results of the discounted cash flow under the income approach (40%) and the market approach based on the Company’s market capitalization (60%). Under the income approach, the Company calculates the fair value of its reporting unit based on the present value of estimated future cash flows. Management judgment is necessary to evaluate the impact of operating and external market changes and to estimate the future cash flows used to measure fair value. The Company’s estimate of cash flows considers past performance, current and anticipated market conditions, and internal projections and operating plans which incorporate estimates for sales growth, profitability and capital spending. Additional assumptions include forecasted growth rates and estimated discount rates which are risk adjusted for current market conditions. The Company believes such assumptions reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar purposes but are subject to change due to changing conditions.  The weighting of the results of each method to assess the overall business enterprise value was considered reasonable as greater weight was given to the market capitalization based on the quoted stock price as this is considered more reliable information as it is publicly available and not subject to management judgment or estimate, whereas, discounted cash flow under the income approach is subject to management estimates and judgments.

Although based on the results of the business enterprise value calculation there was no indication of impairment of goodwill, the Company determined as a result of the continuing losses incurred by the Company and its negative equity, and other indicators of impairment including, the significant long-lived asset impairment recorded as of March 31, 2016 and the drop in the Company’s stock price, that an additional step 2 analysis was warranted under generally accepted accounting principles.

The Company performed a Step 2 valuation of goodwill by valuing certain intangible assets (primarily patents, trademarks and tradenames). The Company considered the impact of all assets and liabilities in allocating the fair value of the Company to determine the fair value of goodwill and whether any impairment is indicated. The Company believes these intangible assets would generate the most significant difference between implied fair value and book value as part of completing a Step 2 purchase price allocation for the purpose of determining the value of goodwill for impairment. The valuation of intangible assets was performed using the relief from royalty method under the income approach. This method utilizes the Company’s revenue projections and assigns values based on determination of appropriate royalty rates considering relevant industry information. The Company then utilized the fair value of its intangible assets along with the estimated fair value of its other assets and liabilities to determine the implied goodwill compared to the carrying value of goodwill.

The residual fair value based on the results of the Step 2 valuation indicated there was no impairment of goodwill.  The Company considered that the results of the valuation of goodwill indicated there was no impairment of goodwill and also indicated significant cushion between the implied fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of March 31, 2016.

Definite-lived intangible assets include patents which are amortized on a straight-line method over their estimated useful lives of 15 years and are included in other assets. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. Definite-lived intangible assets were less than $0.1 million as of March 31, 2016 and June 30, 2015 and are recorded in other assets on the consolidated balance sheet. There were no impairments recorded on intangible assets during the three and nine months ended March 31, 2016 or 2015.

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

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales. The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. Revenue from industrialization and development fees is recognized as services are rendered, under the completed contract method, under the proportional performance method or upon achievement of the “at risk” substantive milestone events, which represent the culmination of the earnings process related to such events. Substantive milestones can include specific deliverables such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made as services are rendered or substantive milestones are achieved. The Company considers whether a milestone is substantive at the inception of the agreement. The consideration earned from the achievement of a milestone must meet all of the following criteria to be considered substantive:

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

The Company accounts for derivative financial instruments in accordance with ASC 815, Derivative and Hedging — Contracts in Entity’s Own Equity. Instruments which do not have fixed settlement provisions are deemed to be derivative instruments and are valued based on an average of a Monte Carlo and lattice model. The Preferred Stock Conversion valuation analysis used the estimated dividend rate based on the volume-weighted average price of the Company’s common stock at the date the Preferred Stock Conversion is measured.  The warrant liability is valued using a Black-Scholes option-pricing model.

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

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers” and amended by ASU 2016-08 “Principle versus Agent Considerations”, ASU 2016-10 “Identifying Performance Obligations and Licensing”, and ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” which deferred the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. With the deferral, the new standard is effective for the Company, on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, FASB issued ASU 2015-03 “Simplifying the Presentation for Debt Issuance Costs”. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issue costs is not affected by the new guidance. In August 2015, the FASB issued a clarification that debt issue costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance during the third quarter and applied the provisions of this guidance retrospectively to all reporting periods. The retrospective adoption of ASU 2015-03 decreased other assets and long-term debt by $1.0 million in the accompanying consolidated balance sheet at June 30, 2015. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a corresponding lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

In March 2016, the FASB issued new guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted (if early adoption occurs in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period). Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. The Company is currently evaluating the potential impact of adopting this guidance on the Company's results of operations, cash flows and financial position.

5. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $5.5 million and $3.1 million during the three months ended March 31, 2016 and 2015, respectively, and $12.6 million and $7.8 million during the nine months ended March 31, 2016 and 2015, respectively.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. Through March 31, 2016, the Company has issued 380,011 shares for net proceeds of $4.6 million under the New Sales Agreement. The Company used the proceeds for working capital needs and other general corporate purposes.

On July 29, 2015, the Company entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. Through March 31, 2016, the Company issued 324,465 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses. The Company used the proceeds for working capital needs and other general corporate purposes.

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

In November 2014, the Stock Incentive Plan was amended and restated (the “Amended and Restated 2009 Stock Incentive Plan” or “Amended Stock Plan”) to change how the number of shares of common stock that may be issued under the Amended Stock Plan is calculated to increase the number of shares of common stock available for issuance under the Amended Stock Plan by 1.0 million and to reapprove the Amended Stock Plan for purposes of refreshing the stockholder approval requirement.

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of Common Stock to LPC at an exercise price of $10.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $5.40 per share of Common Stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.  LPC has not exercised any warrants as of March 31, 2016.  On March 31, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $3.50 per share of Common Stock.  The warrant liability was revalued to $0.3 million at March 31, 2016.

On February 22, 2016, in connection with entering into the Eighth Amendment to the Credit Agreement (as defined below) and the Sixth Amendment to the Royalty Agreement (as defined below), the Company issued to ROS (as defined below) warrants to purchase 1,673,981 shares of Common Stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. No warrants were exercised during the three months ended March 31, 2016. Upon issuance, the Company performed a Black-Scholes valuation on the warrant and valued the warrant at $7.20 per share of Common Stock. Accordingly, the Company recorded a $12.1 million warrant liability during the three months ended March 31, 2016 associated with the issuance of the warrant.  On March 31, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $4.80 per share of Common Stock.  The warrant liability was revalued to $8.0 million at March 31, 2016.

The following is a summary of activity related to stock options held by employees and directors during the nine months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	250,817	$37.82
Cancelled	(27,083)	27.26
Expired	(8,000)	27.40
Outstanding as of March 31, 2016	215,734	38.26	5.8	$0
Exercisable as of March 31, 2016	193,734	$38.53	5.7	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the nine months ended March 31, 2016:

	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	105,000	$42.01
Granted	1,763,981	12.37
Expired	(60,000)	53.00
Outstanding as of March 31, 2016	1,808,981	$12.75	9.5	$0
Exercisable as of March 31, 2016	1,718,981	$12.89	9.7	$0

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no options exercised during the three and nine months ended March 31, 2016 and 2015, respectively.

There were no options granted during the three and nine months ended March 31, 2016 and 2015, respectively.

The Company used the following weighted average assumptions in calculating the fair value of warrants granted during the nine months ended March 31, 2016:

Nine Months Ended March 31, 2016
Number of warrants granted	1,763,981
Expected dividend yield	0.00%
Risk-free interest rate	1.96%
Expected volatility	71.90%
Expected life (in years)	9.74

Restricted Stock Awards and Units

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

During the fiscal year ended June 30, 2015, the shareholders approved the issuance of 400,000 shares of restricted stock to the Company’s then Chairman and Chief Executive Officer, Alan Shortall. In connection with Mr. Shortall’s separation from the Company, the Company and Mr. Shortall entered into a General Release effective as of March 14, 2016 (the “Shortall Agreement”).  Under the Shortall Agreement, such 400,000 unvested restricted shares became fully vested.  The Company recorded $3.5 million in share-based compensation expense relating to this vesting and reversed $3.3 million in expense which related to the original grant.

The following is a summary of activity related to restricted stock awards during the nine months ended March 31, 2016:

	Number of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2015	1,073,185	$28.83
Granted	128,500	10.43
Vested	(662,567)	22.89
Cancelled	(69,273)	35.94
Unvested as of March 31, 2016	469,845	$31.14

Preferred Stock Purchase Agreement

On November 9, 2015, the Company entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with the Fund. Pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. Prior to the full conversion of the Series A Preferred stock (as more fully discussed below), the Series A Preferred Stock was convertible into shares of Common Stock at a fixed conversion price of $10.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the SEC on October 3, 2014.

From the date of issuance, each share of Series A Preferred Stock accrued dividends at a rate of 8.0% per annum (the “Dividend Rate”), subject to adjustment as discussed below, on its face value of $10,000 (the “Face Value”), payable upon conversion or redemption of such share and when, as and if otherwise declared by the Board. Dividends were paid either in cash or in shares of Common Stock at the Company’s sole discretion and were valued at (i) if there was no Trigger Event (as defined below), (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the Common Stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.50 per share of Common Stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.50 per share of Common Stock or (ii) following any Trigger Event, (A) 80.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $1.00 per share of Common Stock, not to exceed (B) 80.0% of the lowest sales price on the last day of any Measurement Period, less $1.00 per share of Common Stock. “Trigger Event” is defined as including, among other events, our breach of the Certificate of Designations and any transaction documents, the occurrence of certain defaults under our material agreements, the suspension of our NASDAQ listing, bankruptcy, the appointment of a receiver, our failure to timely file any report under the Exchange Act of 1934 or the unenforceability of any material provision of the Certificate of Designations. “Trading Market” is defined as the principal trading exchange or market for the Common Stock. “Measurement Period” is defined as the period beginning on the date of issuance of any such shares of Series A Preferred Stock and ending, if no Trigger Event has occurred 3 trading days, and if a Trigger Event has occurred 30 trading days, after the number of shares have been delivered with respect to a conversion notice.

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

In November 2015 and December 2015, the Fund delivered to the Company notices of conversion totaling an aggregate of 300 shares of Series A Preferred Stock (the “Initial Conversion Notices”) and the Company issued an aggregate of 1,025,499 shares of

Common Stock and paid $0.3 million in cash to satisfy the Initial Conversion Notices. Calculations in the Initial Conversion Notices were based upon the occurrence of a Trigger Event.

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

On February 3, 2016, Company entered into the First Amendment to the Preferred Stock Purchase Agreement with the Fund. Pursuant to the First Amendment to the Preferred Stock Purchase Agreement, the Company acknowledged that the Fund had at all times fully and completely complied with all of its obligations under the Preferred Stock Purchase Agreement. The Fund has converted all of the Preferred Shares, and the parties entered into the First Amendment to the Preferred Stock Purchase Agreement to resolve the final and total of number shares of the Company’s Common Stock to be delivered by the Company to the Fund as a result of the conversion.

Pursuant to the First Amendment to the Purchase Agreement, in full accord and satisfaction of all obligations under the Purchase Agreement and the remaining transaction documents (as defined in the Preferred Stock Purchase Agreement), the Company agreed to issue to the Fund an additional 831,668 shares (collectively, the “Shares”) of Common Stock, the approximate amount that may be issued under Nasdaq Listing Rule 5635(d) without shareholder approval which the Company did not obtain. On February 3, 2016, the Company issued and delivered to the Fund 725,000 of the Shares. On February 11, 2016, the Company issued and delivered to the Fund the remaining 106,668 Shares.

Pursuant to the First Amendment to the Purchase Agreement, the Company has no further obligations to the Fund with respect to any of the Series A Preferred Stock, Conversion Notices (as defined in the Company’s Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock) or any of the transaction documents. The Company issued 2,784,693 shares of Common Stock to the Fund in connection with the Preferred Stock Purchase Agreement, as amended by the First Amendment to the Preferred Stock Purchase Agreement. The Fund is no longer the holder of any Series A Preferred Stock.

The First Amendment to the Preferred Stock Purchase Agreement contained a mutual release of claims between the Company and the Fund and contained customary representations and warranties made by such parties. The Company also agreed to provide the Fund with indemnification for breaches of the First Amendment to the Preferred Stock Purchase Agreement and for certain third-party claims, and the Fund agreed to continue the same activity restrictions provided for in the Preferred Stock Purchase Agreement.

The Company accounted for the Series A Preferred Stock and the related Dividend as two separate units, i.e. Series A Preferred Stock and Preferred Stock Conversion. The Company determined that the Series A Preferred Stock should be classified as temporary equity based on the requirement to provide registered shares of the Company’s Common Stock upon conversion and the related Dividend should be classified as a liability at fair value. Accordingly, the proceeds recorded as temporary equity for the Series A Preferred Stock represented the proceeds from the issuance less initial fair value of Preferred Stock Conversion and related issuance costs. As a result, on November 9, 2015, the Company recorded the net proceeds of $7.2 million between the Series A Preferred Stock ($2.8 million) and the initial Preferred Stock Conversion at its fair value ($4.4 million). After accounting for all Conversion Notices and First Amendment to the Preferred Stock Purchase Agreement, the Redeemable Convertible Preferred Stock, Series A, was reclassed from temporary equity to permanent equity and is valued at $0.0 million at March 31, 2016.  The Preferred Stock Conversion was remeasured quarterly, and the Company recorded a charge of $4.2 million during the nine months ended March 31, 2016 through change in fair value of financial instruments.  At March 31, 2016, the Preferred Stock Conversion was valued at $0.0.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2016	June 30, 2015
	(in thousands)
Building	$32,362	$32,359
Machinery and equipment	18,864	27,530
Computer software	2,981	2,910
Furniture and fixtures	1,386	1,345
Construction in progress	14,049	17,601
Land	2,036	2,036
Leasehold improvements	437	270
	72,115	84,051
Less: accumulated depreciation and amortization	(16,977)	(17,903)
Property, plant and equipment, net	$55,138	$66,148

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In February 2016, the Company completed its review of strategic alternatives and announced the formation of a strategic collaboration centered upon the use of the Company’s portfolio of prefilled, customizable wearable injectors. In connection with this focus, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. As a result of negotiations related to those supplier and customer programs and the Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets are impaired. The Company incurred $26.6 million of non-cash asset impairments to machinery and equipment and construction in progress in the three months and nine months ended March 31, 2016. The impairment was based on the future expected use of certain equipment in the production of its products. The equipment is customized for the production of medical devices and, as a result of the decision not to continue to produce certain products, the related equipment was written-off as any residual salvage value was determined to be nominal.

Construction in progress as of March 31, 2016 consisted of amounts incurred in connection with machinery and equipment and facility related costs, including capitalized interest. Interest capitalized during the three and nine month periods ended March 31, 2016 was $0.7 million and $2.0 million, respectively.

The Company was past due with respect to certain billings from the general contractor and sub-contractors related to building and clean room expansion activities for machinery and equipment accounted for as construction in progress as of March 31, 2016. The general contractor and certain sub-contractors have filed mechanics liens against the Company’s property in connection with the amounts past due in the amount of approximately $6.1 million. Subsequent to March 31, 2016, the past due amounts were paid and the contractor agreed to release and to have the sub-contractors release all mechanics liens.

7. Goodwill

The changes in the carrying amount of goodwill during the nine months ended March 31, 2016 are as follows:

(in thousands)
Balance as of July 1, 2015	$9,685
Foreign currency translation	15
Balance as of March 31, 2016	$9,700

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	June 30, 2015
	(In thousands)
Accrued payroll and other employee related expenses	$4,337	$2,781
Accrued cost related to construction in process	9,957	314
Accrued transaction costs	5,000	—
Accrued other	2,434	1,979
Total accrued expenses	$21,728	$5,074

The Company recorded $5.0 million in transaction costs during the nine months ended March 31, 2016 relating to the Strategic Process.

9. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2016	June 30, 2015
	(In thousands)
10.25% Term loan, due March 2020	$53,782	$55,518
Royalty agreement liability	5,050	9,930
6.00% Senior secured convertible note, due February 2023	28,549	—
6.00% Mortgage loan, due December 2031	12,483	12,812
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	1,992	2,033
Other	85	142
	101,941	80,435
Less: unamortized debt discounts	(668)	(980)
	101,273	79,455
Less: current portion of long-term debt	(813)	(775)
Total long-term debt	$100,460	$78,680

Term Loan

On March 12, 2014, (the “Closing Date”), Unilife Medical Solutions, Inc., a wholly owned subsidiary of the Company (the “Borrower”), entered into a Credit Agreement with ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”) (the “Credit Agreement,” and, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million (the “Loans”). A first tranche loan of $40.0 million was drawn on the Closing Date and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014, the Borrower entered into a First Amendment to the Credit Agreement to accelerate the funding of the two additional tranches pursuant to which it received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014.

On October 13, 2015, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million, less fees and expenses incurred in connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement (as defined below). Through March 31, 2016, the Company received the full amount of additional proceeds under the Amended Credit Agreement in the amount of $10.0 million. The Third Amendment to the Credit Agreement also modified the Borrower’s liquidity covenant whereby, under the Amended Credit Agreement, the Borrower is now required to maintain a cash balance of $3.0 million as of October 13, 2015, rather than $5.0 million.

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

The obligations of the Borrower under the Amended Credit Agreement are guaranteed by the Company and each of its subsidiaries and the Amended Credit Agreement is secured by the assets of the Company and its subsidiaries. The security interests granted by Borrower, the Company, Unilife Cross Farm LLC (“Cross Farm”), Unilife Medical Solutions Limited (“UMSL”) and Unitract Syringe Pty Limited (“Unitract Syringe”) are evidenced by, among other things, the Pledge and Security Agreement, dated as of March 14, 2014, by the Borrower, the Company, Cross Farm, UMSL, and Unitract Syringe in favor of Lender, for itself and as agent for Royalty Opportunities S.A.R.L. (“ROS”), the Mortgage and Security Agreement, dated March 12, 2014, by and between Cross Farm and Lender, for itself and as agent of ROS, and the General Security Deed, dated as of March 12, 2014, by Unitract Syringe, UMSL, and the Company in favor of the Lender, for itself and as agent of ROS.

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year which has been eliminated as discussed below, maintaining a minimum liquidity target of $3.0 million, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the Amended Credit Agreement and the related security agreements. On June 30, 2015, the Company entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015. On November 6, 2015, the Borrower received a waiver from the Lender of the minimum cash revenue target for the calendar year ending December 31, 2015. As of and for the nine months ended March 31, 2016, the Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement. However, there can be no assurance that the Company will be able to maintain the minimum liquidity target during the 12-month period from March 31, 2016.

In connection with entering into the Credit Agreement, the Borrower entered into a Royalty Agreement with ROS which entitles ROS to receive royalty payments.

On October 13, 2015, the Borrower entered into the Second Amendment to the Royalty Agreement (the “Amended Royalty Agreement”) with ROS. Pursuant to and subject to the terms of the Second Amendment to the Royalty Agreement, Borrower has agreed to pay ROS 4.52% on the first $50.0 million of net sales in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year, up from 3.875%, 1.50% and 0.375%, respectively. Borrower continues to have the right to buy out the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount; however, under the Amended Royalty Agreement, the buy-out amounts have increased.     On March 13, 2017 and on March 13, 2018, the buy-out amount increases  up to a maximum of approximately $37.2 million under the Second Amendment to the Royalty Agreement, as compared to approximately $26.3 million under the First Amendment to the Credit Agreement. The buy-out amount varies based on when the buy-out option is exercised and would, in each case, be reduced by amounts previously paid by Borrower to ROS pursuant to the Amended Royalty Agreement. In the event of default under the Amended Credit Agreement, OrbiMed will have a put option that will make the royalty amounts due immediately. The Amended Royalty Agreement has a term commencing on March 12, 2014 and ending on the earlier of (i) March 12, 2024 and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by the Borrower. As the Company has elected to value the Amended Royalty Agreement at fair value, the put option feature does not meet the criterion of ASC 815-15-25-1b and thus is not separated from the host contract and accounted for as a derivative instrument.

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

On January 31, 2016, the Borrower entered into the Fifth Amendment to the Credit Agreement with the Lender. Pursuant to and subject to the terms of the Fifth Amendment to the Credit Agreement, the Lender agreed to further defer the due date for the Interest Payment to February 9, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Fifth Amendment to the Credit Agreement.

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

On February 9, 2016, the Borrower entered into the Sixth Amendment to the Credit Agreement with the Lender.  Pursuant to and subject to the terms of the Sixth Amendment to the Credit Agreement, the Lender agreed to further defer the due date for the Interest Payment to February 16, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Sixth Amendment to the Credit Agreement.

On February 9, 2016, the Borrower entered into the Fourth Amendment to the Royalty Agreement with ROS. Pursuant to and subject to the terms of the Fourth Amendment to the Royalty Agreement, ROS agreed to defer the due date for $0.7 million of the January 30, 2016 royalty payment to February 16, 2016.

On February 16, 2016, the Borrower entered into the Seventh Amendment to the Credit Agreement with the Lender.  Pursuant to and subject to the terms of the Seventh Amendment to the Credit Agreement, the Lender agreed to further defer the due date for the Interest Payment to February 26, 2016. Additionally, the Borrower agreed to pay interest on such deferred amount from December 31, 2015 at the rate set forth in the Amended Credit Agreement and to pay all fees and expenses incurred by the Lender in connection with the Seventh Amendment to the Credit Agreement.

On February 16, 2016, the Borrower entered into the Fifth Amendment to the Royalty Agreement with ROS. Pursuant to and subject to the terms of the Fifth Amendment to the Royalty Agreement, ROS agreed to defer the due date for $0.7 million of the January 30, 2016 royalty payment to February 26, 2016.

On February 22, 2016, the Borrow entered into the Eighth Amendment to the Credit Agreement with the Lender.  Pursuant to and subject to the terms of the Eighth Amendment to the Credit Agreement, the Lender agreed to, among others, (i) defer all obligations of the Borrower to pay interest to the Lender for the period from January 1, 2016 through the two year anniversary of the Counterparty Closing Date at the rate specified in the Amended Credit Agreement, which interest will be added to the outstanding principal amount of the loan on the last day of each interest period; (ii) enable the Counterparty to take a security interest in certain inventory and intellectual property assets related to a specific device licensed to the Counterparty (the “Collateral”); and (iii) remove the minimum cash receipts covenant for all future periods.

On February 22, 2016, the Borrower entered into the Sixth Amendment to the Royalty Agreement with ROS. Pursuant to and subject to the terms of the Sixth Amendment to the Royalty Agreement, ROS agreed to waive any rights to royalty payments otherwise payable as a result of the License Fee and the proceeds of the Notes, and to defer royalty payments payable on revenues received by the Company from the Counterparty until after the end of the first fiscal quarter in which the Company sells a commercial quantity of devices developed for the Counterparty.

In connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company issued to ROS warrants to purchase 1,673,981 share of Common Stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. In respect to the consideration provided to ROS in the form of warrants and the terms of the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company evaluated whether the debt was modified or extinguished pursuant to ASC 470-50, Debt – Modifications and Extinguishments.  The Company determined that the previous debt was extinguished and recorded the modified debt at fair value ($51.3 million).  The Company recorded a gain on debt extinguishment for the three and nine months ended March 31, 2016 of $2.9 million which consisted of the remeasurement of the debt at fair value offset by the value of the warrants as of the Counterparty Effective Date and the deferred financing costs previously associated with the term loan.

On September 30, 2016, the Borrower entered into a letter agreement (the “OrbiMed Letter Agreement”) with the Lender pursuant to which the Lender agreed to waive (a) the requirements in Sections 7.1(c) and 7.1(d) of the Amended Credit Agreement for the Borrower to provide audited financial statements of the Company together with certain other information within 90 days after the end of the Company’s fiscal year ended June 30, 2016, provided that the Borrower furnishes such information by the earlier of

(i) November 7, 2016, and (ii) five business days of when the Company files the 2016 10-K with the SEC, and (b) any “Event of Default” that has occurred or would occur under Section 9.1(c) of the Amended Credit Agreement, solely as a result of thereof.

Pursuant to the OrbiMed Letter Agreement, the Lender also agreed to waive any “Event of Default”, if any, through September 30, 2016 under Section 9.1(c) of the Amended Credit Agreement as a result of any failure to furnish the Lender notice of any new Material Agreement (as defined in the Amended Credit Agreement) or amendments or terminations of Material Agreements within the timeframe set forth in Section 7.1(m) of the Amended Credit Agreement, but only to the extent that that Borrower provided any such notices to the Lender prior to September 30, 2016.

The Borrower made certain representations and warranties to the Lender in the OrbiMed Letter Agreement with respect to the content of the Amgen Letter Agreement. In reliance on such representations and warranties, the Lender waived any Event of Default under Section 9.1(f) of the Amended Credit Agreement that may have occurred as a result of any breach of Section 6.3 of the Counterparty SPA, solely due to the Company’s delay in timely filing the Securities Filings with the SEC. There were no other changes to the terms of the Amended Credit Agreement in connection with the OrbiMed Letter Agreement.

The Borrower and ROS entered into a letter agreement dated October 20, 2016 (the “ROS Letter Agreement”), pursuant to which ROS agreed, until 11:59 p.m. New York City time on July 1, 2017, to waive all rights under the Amended OrbiMed Credit Agreement and the other Loan Documents (as defined in the Amended OrbiMed Credit Agreement) to declare an “Event of Default” or other breach under such documents as a result of the Company’s or the Borrower’s failure to maintain an effective registration statement, as required by the warrant issued by the Company to ROS, dated February 22, 2016, to purchase 1,673,981 shares of Common Stock.  Pursuant to the ROS Letter Agreement, ROS acknowledged and agreed that the Borrower’s receipt of notice of the effectiveness of a registration statement would cure any such breach.

In accordance with the ROS Letter Agreement, ROS also agreed to waive all rights under the Amended OrbiMed Credit Agreement and the other Loan Documents to declare an “Event of Default” or other breach under such documents as a result of the Company’s or the Borrower’s failure to timely file documents (the “Delayed Filings”) with the Securities and Exchange Commission or ASX since February 22, 2016.  Pursuant to the ROS Letter Agreement, ROS acknowledged and agreed that the filing by the Borrower of the Delayed Filings with the Securities and Exchange Commission and the ASX will cure any such breach so long as the Borrower files such Delayed Filings by November 7, 2016.

The Company determined that the Amended Credit Agreement and the Amended Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on the Counterparty Closing Date, the royalty liability was determined to have a fair value of $7.0 million and the initial $40.0 million provided under the Credit Agreement was allocated to the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during the three months ended March 31, 2015 and the $10.0 million received during the three months ended December 31, 2015 were reflected as incremental debt. The carrying value of the debt will be accreted to the face value over the loan term based on the effective interest rate. The royalty liability will be adjusted to fair value on a quarterly basis. As of March 31, 2016, the fair value of the royalty liability was $5.1 million.

There are cross-defaults in the Amended Credit Agreement, Metro Bank loan (as described below) and Keystone/CFA Loan (as described below), so that a default under one agreement could trigger a default under the others. Metro Bank, the Lender under the Amended Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.

Senior Secured Convertible Note

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

Interest under the 2016 Convertible Note accrues at a rate of 6% per year and will be paid quarterly in arrears through the addition of the amount of such interest to the then outstanding principal amount. All or part of the principal and accrued interest will be repaid through (i) discounted pricing on purchases by the Counterparty of the Company’s products, (ii) credits taken by the Counterparty against development and customization fees for devices, and (iii) credits against per-unit royalties otherwise payable to the Company for the manufacture and sale of the Company’s products. In addition, the Company has the right to prepay in cash all or part of the principal and accrued interest at any time upon 15 business days’ prior notice, subject to the Counterparty’s conversion right with respect to the contemplated prepayment amount. The Company is required to pay in cash any amounts of principal and accrued interest outstanding at the Maturity Date.

The 2016 Convertible Note is convertible at the Counterparty’s election into shares of Common Stock at any time after February 22, 2016 and prior to the Maturity Date, at a price per share that is 90% of the volume weighted average price of such shares during the twenty (20) trading days preceding the applicable conversion date (the “Discounted Sale Price”), subject to a floor price of $12.50 per share (the “Conversion Rate Floor Price”). The Conversion Rate Floor Price is subject to customary adjustments for certain capital events.

The Counterparty may cause the redemption of the 2016 Convertible Note upon any event of default by the Company. Events of default under the 2016 Convertible Note include, among others, a failure by the Company to convert the 2016 Convertible Note upon proper notice by the Counterparty or pay principal and interest on the 2016 Convertible Note when due; an acceleration of any other indebtedness under the Amended Credit Agreement or other indebtedness of the Company in excess of $1.0 million; a bankruptcy of the Company; a judgment against the Company in excess of $1.0 million; a representation or warranty made in the Transaction Documents is materially false or misleading when made; a material breach by the Company of a covenant or other term or condition in the Transaction Documents; the Transaction Documents cease to be effective; the termination or amendment of the Eighth Amendment to the Credit Agreement or the Sixth Amendment to the Royalty Agreement; and the incurrence of a lien on collateral that is not a permitted lien. The Company is required to redeem for cash the 2016 Convertible Note upon a change of control of the Company in an amount equal to 101% of the aggregate principal and accrued interest outstanding as of the change of control.

The 2016 Convertible Note also provides the Counterparty with certain rights to acquire additional shares of Common Stock or other securities or assets of the Company, as applicable, in the event: (i) the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the holders of Common Stock; or (ii) the Company makes certain other distributions to Company stockholders such that, in the case of (i) or (ii), the Counterparty receives, in addition to the shares of Common Stock otherwise issuable upon conversion of the 2016 Convertible Note, the shares of Common Stock or other securities or assets, as applicable, that the Counterparty would have been entitled to receive if the Counterparty had converted the 2016 Convertible Note into Common Stock immediately prior to such event.

The 2016 Convertible Note is secured by the Collateral. The Counterparty has agreed to preserve license rights granted to other customers for any license rights granted prior to a foreclosure. The terms and conditions of the 2017 Convertible Note and the 2018 Convertible Note, if purchased by the Counterparty, are substantially the same as the terms and conditions of the 2016 Convertible Note, except that the “Conversion Rate Floor Price” will be the greater of (x) $12.50, (y) the closing sale price of the Common Stock on the trading day preceding the issuance date, and (z) the book value per share of Common Stock on the trading day immediately preceding the issuance date.

The Company determined that the conversion feature should be accounted for as a stock put option and would be bifurcated from the value of the 2016 Convertible Note and treated as a derivative liability.  The initial fair value of the derivative liability was determined to be $1.7 million.  The fair value of this liability will be adjusted to fair market value on a recurring basis.  As of March 31, 2016, the fair market value was determined to be $1.1 million.

The Counterparty may purchase up to an additional $15.0 million in Notes in January 2017, and up to an additional $10.0 million in Notes in January 2018.

On September 29, 2016, the Company and the Counterparty entered into a letter agreement (the “Counterparty Letter Agreement”). Pursuant to the Counterparty Letter Agreement, Amgen agreed (i) until 11:59 p.m. New York City time on July 1, 2017, to waive any and all rights whatsoever that the Counterparty has or may have under the Securities Purchase Agreement that the Company entered into with Counterparty in February 2016 (the “Counterparty SPA”) and certain related transaction documents to declare an “Event of Default” under the 2016 Convertible Note as a result of the Company’s failure to timely file the March 2016 10-Q or the 2016 10-K (together, the “Securities Filings”); and (ii) that the filing by the Company of the Securities Filings with the SEC will cure any breach of Section 6.3 of the Counterparty SPA as a result of the Company’s failure to timely file the Securities Filings with the SEC.

Under section 6.3 of the Counterparty SPA, the Company is required to, until the date on which the Counterparty has sold all the shares of the Company’s common stock into which the Notes are convertible (the “Conversion Shares”) and none of the Notes are outstanding, (i) timely file all reports required to be filed with the SEC pursuant to the Securities Exchange Act of 1934 (the

“Exchange Act”) or the rules and regulations thereunder and (ii) not take any action or file any document (whether or not permitted by the Securities Act of 1933 (the “Securities Act”) or the rules promulgated thereunder) to terminate or suspend the Company’s reporting and filing obligations under the Exchange Act or Securities Act, (iii) take all actions necessary to maintain the Company’s eligibility to register the Conversion Shares for resale by the Counterparty on Form S-3, and (iv) use its commercially reasonable efforts to take all action as may be required as a condition to the availability of Rule 144 under the Securities Act with respect to the Company’s common stock.

Mortgage Loan

In October 2010, Cross Farm entered into the Loan Agreement with First National Bank (formerly known as Metro Bank), pursuant to which First National Bank provided Cross Farm with two mortgage loans in the amounts of $14.25 million (“First Mortgage”) and $3.75 million (“Second Mortgage”). The proceeds received were used to finance the purchase of land and construction of the Company’s corporate headquarters and manufacturing facility in York, Pennsylvania. In connection with the credit agreement, the Company entered into the Metro Bank Amendment pursuant to which the Second Mortgage due October 2020 was repaid. Cross Farm is paying principal and interest on the First Mortgage, with interest at a fixed rate of 6.00%.

The original First National Bank loan documents contain certain customary covenants, including the maintenance of a debt service reserve account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheets, which will remain in place until Cross Farm and First National Bank agree on the financial covenants. In addition the Company is required to maintain a cash balance of $5.0 million inclusive of the $2.4 million reserve account. The terms of the original First National Bank loan documents allow the Company to use the debt service reserve account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company is in compliance with its debt covenants as of and for the nine months ended March 31, 2016. However, there can be no assurance that the Company will be able to maintain the debt service reserve account balance for a period of 12 months from March 31, 2016. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given First National Bank a lien on the building and real estate and the debt service reserve account.

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

Loan from our Former CEO

On September 30, 2015, the Company obtained a loan in the amount of $0.6 million from Alan Shortall, the Company’s former Chairman and Chief Executive Officer.  During February 2016, the loan was repaid in full including payment of interest to Mr. Shortall at the minimum applicable federal rate, which interest was less than $0.1 million.

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Numerator
Net loss	$(41,779)	$(23,105)	$(93,066)	$(64,754)
Deemed dividend on Series A Preferred Stock	—	—	(1,047)	—
Net loss attributable to common stockholders	$(41,779)	$(23,105)	$(94,113)	$(64,754)
Denominator
Weighted average number of shares used to compute basic net loss per share	15,589,881	11,582,142	13,800,150	10,931,915
Effect of dilutive options to purchase common stock	—	—	—	—
Weighted average number of shares used to compute diluted net loss per share	15,589,881	11,582,142	13,800,150	10,931,915
Basic and diluted net loss per share	$(2.68)	$(1.99)	$(6.82)	$(5.92)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 899,975 and 924,463 were excluded from the calculation of basic and diluted net loss per share during the three months ended March 31, 2016 and 2015, respectively, and unvested shares of restricted stock (participating securities) totaling 990,236 and 571,609 were excluded from the calculation of basic and diluted net loss per share during the nine months ended March 31, 2016 and 2015, respectively.

In addition, stock options and warrants (non-participating securities) totaling 1,053,730 and 346,192 during the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share and stock options (non-participating securities) totaling 564,530 and 359,625 during the nine months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended March 31, 2016 and 2015, these shares would have had an effect of 0 and 35,476 diluted shares, respectively, for purposes of calculating diluted net income per share. Had the Company reported net income during the nine months ended March 31, 2016 and 2015, these shares would have had an effect of 0 and 16,746 diluted shares, respectively, for purposes of calculating diluted net income per share. The impact of the potential conversion of 2016 Convertible Note of 2,415,600 diluted shares was also excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2016 as their effect would have been anti-dilutive.

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

As previously disclosed, subsequent to the filing of an OSHA complaint by Mr. Smith, we received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In his complaint filed in the United States District Court for the Eastern District of Pennsylvania, Mr. Smith stated that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and has received additional subpoenas and requests for information from the Staff, requesting additional information consistent with the first subpoena. The Staff has also requested information about public statements made by the Company’s former Chief Executive Officer. The Company has provided the requested information to the Staff.

On May 8, 2016, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of laws and regulations by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Board on August 24, 2015 (the “Investigation”). The Investigation was completed on October 7, 2016, and the Company has reported to the SEC on the Company’s findings from the Investigation, has responded to questions from the Staff regarding the findings, and is cooperating fully with the Staff.  To date, the SEC has not indicated whether any fines or penalties will be assessed against the Company in relation to these matters.  The Company is unable to predict what action the SEC or other regulatory authority may take, if any, in relation to these matters or the impact, if any, of any such action on the Company’s business, operations, cash flows and/or financial condition. If any fines or penalties are assessed against the Company, they may be material.

As previously disclosed, on January 8, 2014, the Company was served with a derivative complaint filed in the Delaware Chancery Court (the “Court”) by Cambridge Retirement System (“Cambridge”), a purported stockholder of the Company, against its then-current Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. In June, 2014, pursuant to the Company’s motion to dismiss the complaint, the Court dismissed Cambridge’s complaint with respect to the directors’ equity grants, but denied the motion with respect to their cash compensation.  The Company filed an answer to the remaining claims in July 2014 and, in June 2015, the Company and Cambridge entered into a Memorandum of Understanding (“MOU”) agreeing to the basic terms of a non-monetary settlement of the action.

On March 18, 2016, Cambridge agreed to voluntarily dismiss its derivative complaint.  No compensation in any form was provided to either Cambridge or its counsel in exchange for its agreement to voluntarily dismiss the lawsuit.  Because Cambridge agreed to voluntarily dismiss the lawsuit, the MOU has become null and void and of no further legal effect. On March 18, 2016, the Court entered a stipulated order regarding notice of the proposed dismissal of all claims in the derivative action (the “Proposed Dismissal Order”).  On April 18, 2016, the Court entered that stipulation as an order, dismissing the case with prejudice.

On September 14, 2015, UMSI was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin UMSI from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and UMSI; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that UMSI had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that UMSI had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement. The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

On September 2, 2016, Biodel, the Company and UMSI entered into an Asset Purchase and License Agreement (the “Second Biodel Agreement”) which provides: (a) for the termination of the First Biodel Agreement; (b) for the grant of an exclusive license for a six-month term to the intellectual property rights related to the Unilife mixing device; (c) a six-month term during which Biodel can exercise an option (the “Option”) to purchase certain assets associated with the First Biodel Agreement for $1.5 million (the “Potential Asset Sale”) and extend Biodel’s license, for fees based on intellectual prosecution and maintenance costs determined on an annual basis; (c) dismissal, with prejudice, of all active proceedings in connection with the litigation and arbitration proceedings pending between Biodel and UMSI.  Under the Second Biodel Agreement, each party also releases the other party of all liability, waives all claims with prejudice, and forever holds the other party harmless from any damages arising out of relating to the First Biodel Agreement. Biodel and UMSI each paid their respective attorneys’ fees and UMSI paid no monetary amount to Biodel in connection with this resolution.

On March 24, 2016, Edward Fine filed a complaint against the Company and Unilife Medical Solutions Limited (“UMSL”) in the Superior Court of New Jersey.  The complaint alleges that the Company and UMSL are in breach of contract and have been unjustly enriched as a result of UMSL’s failure to pay certain required payments under a consultancy agreement between Mr. Fine and UMSL.  Pursuant to the complaint, Mr. Fine is seeking monetary damages in the amount of $288,000 in the aggregate. The Company believes that Mr. Fine’s claims and demands for relief are wholly without merit and the Company is vigorously defending the action.  On August 15, 2016, we filed an Answer, Affirmative Defenses and Counterclaims, wherein we asserted counterclaims against Mr. Fine for fraud, civil conspiracy, unjust enrichment, breach of contract, and breach of the implied covenant of good faith and fair dealing arising out of Mr. Fine’s role in certain previously disclosed transactions involving Mr. Fine and Jim Bosnjak, the Company’s former Chairman of the Board.  This action is currently in a 450-day discovery period which commenced on July 29, 2016.

On May 26 and 27, 2016, two putative class actions were filed in the United States District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Exchange Act, the Company and four individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint.  The Company intends to vigorously contest this lawsuit.

On July 11, July 28, and August 1, 2016, respectively, derivative complaints were filed in the Court of Common Pleas in York County, Pennsylvania against 11 current or former directors and/or officers, alleging (i) breach of their fiduciary duties, (ii) unjust enrichment, (iii) abuse of control, (iv) gross mismanagement, and (v) corporate waste.  The complaints allege, among other things, that the individual defendants breached the fiduciary duties they owed to the Company by (1) grossly mismanaging the Company and perpetuating a variety of self-serving schemes to benefit themselves and other interested parties and (2) making and/or causing the Company to make false/misleading statements or omissions of fact in its public disclosures.  The complaints further allege that as a result of this alleged conduct, the Company will lose and expend millions of dollars.  The Company intends to vigorously contest these lawsuits.

On August 17, 2016, Kahle Automation, S.r.l. (“Kahle”) filed a complaint against Unilife Medical Solutions, Inc. (“UMS”) in the United States District Court for the District of New Jersey.  The complaint alleges that UMS breached contracts with Kahle for Kahle’s supply of automation systems for UMS’ Nexus and Finesse product lines.  Kahle seeks monetary damages of $4.2 million which includes alleged damages that we believe are not recoverable, such as $0.9 million for bank fees, and $0.8 million for lost profits.  Kahle also seeks injunctive relief enjoining UMS from using the Nexus System and requiring UMS to take delivery of work in process related to the Finesse System.  UMS disputes Kahle’s allegations that UMS terminated its agreement with Kahle for the Finesse System.  We intend to defend ourselves vigorously against these claims.

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business.

12. Revenue

The Company recognized $0.8 million and $2.9 million of revenue during the three months ended March 31, 2016 and 2015, respectively. The Company recognized $8.5 million and $9.7 million of revenue during the nine months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, two customers accounted for 69% and 29% of consolidated revenue, respectively. During the three months ended March 31, 2015, three customers accounted for 31%, 28%, and 19% of consolidated revenue, respectively. During the nine months ended March 31, 2016, three customers accounted for 36%, 28% and 25% of consolidated revenue, respectively. During the nine months ended March 31, 2015, two customers accounted for 42% and 33% of consolidated revenue, respectively.

2016

During the three and nine months ended March 31, 2016, the Company recognized $0.0 million and $3.9 million of revenue, respectively, related to substantive milestones, as follows:

The Company recognized $0.0 million and $1.7 million of revenue during the three and nine months ended March 31, 2016, respectively, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and was recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the nine months ended March 31, 2016 are as follows:

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements; and
•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.0 million and $1.5 million of revenue during the three and nine months ended March 31, 2016, respectively, pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the nine months ended March 31, 2016 are as follows:

•	$0.6 million for development and delivery of a complete system layout;
•	$0.3 million for development and delivery of components for a human factor study; and
•	$0.6 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of March 31, 2016 are as follows:

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

The Company recognized $0.0 million and $0.3 million of revenue during the three and nine months ended March 31, 2016, pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and was recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the nine months ended March 31, 2016 are as follows:

•	$0.3 million for development and delivery of a summary report related to testing and documentation activities.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.0 million and $0.4 million of revenue during the three and nine months ended March 31, 2016, pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.0 million was determined to be non-substantive and was recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the nine months ended March 31, 2016 are as follows:

•	$0.4 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of March 31, 2016 are as follows:

•	$0.6 million for delivery of design transfer for the Device and the related filling equipment and fixtures; and
•	$0.3 million for commissioning of the pilot line.

During the three and nine months ended March 31, 2016, the Company recognized $0.8 million and $4.6 million, respectively, in revenue related to services rendered on a time and materials basis, proportional performance method, the completed contract method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). Pursuant to the Agreement, the Counterparty paid to the Company a non-refundable $15.0 million license fee (the “First License Fee”). Furthermore on February 22, 2016, the Company granted the Counterparty exclusive rights to the Company’s wearable injectors within select drug classes for use with certain assets, while preserving rights the Company previously granted to other customers. The Company has also granted to the Counterparty non-exclusive rights to all of the Company’s proprietary delivery systems within the therapeutic areas of oncology, inflammation, bone health, nephrology, cardiovascular and neuroscience. The Counterparty paid to the Company an additional non-refundable $20.0 million fee (the “Second License Fee”) in consideration for such licenses. Both the First License Fee and the Second License Fee were recorded in long-term deferred revenue as of March 31, 2016 and were paid as consideration for the following non-exclusive and exclusive rights and licenses:

•

The Company granted to the Counterparty a perpetual, worldwide non-exclusive license under the patents, know-how and technology of the Company for the Company to develop, manufacture and supply wearable injector devices existing as of the closing (including any improvements or modified versions) for use with certain large volume drug products of the Counterparty.

•

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

In addition to the Exclusivity Agreement, the Company also entered into a Master Development and Supply Agreement with the Counterparty on the Counterparty Closing Date that captures key terms for the development, production and supply of the Company’s delivery systems.  The Company has a pre-existing Master Feasibility and Customization Agreement with the Counterparty entered into in the ordinary course of our business on December 2, 2015.

2015

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

13. Departure of Officers; Appointment of Officers

As of March 11, 2016, Alan D. Shortall’s employment as Chief Executive Officer of the Company ceased and Mr. Shortall resigned from his positions as Chairman of the Board and as a member of the Board. In addition, as of March 11, 2016 the employment of Ramin Mojdeh, Ph.D. as the Company’s President and Chief Operating Officer ceased.

Effective March 14, 2016, the Board appointed John Ryan as the Interim President and Chief Executive Officer of the Company. On July 28, 2016, the Board appointed Mr. Ryan as the Company’s President and Chief Executive Officer and also appointed Mr. Ryan to serve as a member of the Board.

The Company and Mr. Shortall entered into a General Release effective as of March 14, 2016 (the “Shortall Agreement”) pursuant to which the Company agreed to pay to Mr. Shortall the following lump sum cash payments: (i) $0.4 million, which amount represented twelve months of severance pay at Mr. Shortall’s base salary as of March 11, 2016; (ii) $0.4 million in full satisfaction of amounts otherwise owed pursuant to the Employment Agreement, effective as of October 1, 2011, between the Company and Mr. Shortall, as amended (the “Shortall Employment Agreement”); (iii) $0.4 million in full satisfaction of any bonus to which Mr. Shortall may have been entitled to for 2015; (iv) $57 thousand in respect of Mr. Shortall’s unused vacation time; (v) $20 thousand as reimbursement for the reasonable and appropriate relocation expenses that Mr. Shortall previously incurred in connection with his relocation to the King of Prussia, Pennsylvania area; and (vi) $0.1 million as reimbursement for all reasonable relocation expenses incurred by Mr. Shortall and his family for repatriation to Australia. In addition, the Company agreed to pay $20 thousand of the legal fees incurred by Mr. Shortall in connection with the Shortall Agreement and to pay for the cost of Mr. Shortall’s group health coverage under any Company benefit plan for twelve months in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”). The cash payments set forth in (i)-(iv) and (vi) above were not paid to Mr. Shortall as they were offset in full by withholding obligations of the Company as a result of the vesting of restricted shares described below.

Under the Shortall Agreement, 400,000 unvested restricted shares that were granted to Mr. Shortall by the Company pursuant to the Restricted Stock Agreement, dated November 14, 2014, became fully vested.  The Company recorded $3.5 million in share-based compensation expense relating to this vesting and reversed $3.3 million in expense which related to the original grant.

Pursuant to the Shortall Agreement, the Company and Mr. Shortall executed a mutual release of claims. In addition, Mr. Shortall agreed to assign all inventions and works created by Mr. Shortall during his employment with the Company, to the extent that any such inventions and works were not previously assigned to the Company. Mr. Shortall also agreed to continue to comply with the confidentiality, non-solicitation and non-compete obligations under the Shortall Employment Agreement and to certain trading restrictions with respect to the shares of Common Stock which he holds.

The Shortall Agreement contains customary representations and warranties on the part of Mr. Shortall.

On March 11, 2016, the Company and Mr. Shortall entered into a Consulting Agreement (the “Shortall Consulting Agreement”), pursuant to which Mr. Shortall agreed to provide to the Company consulting, organizational and strategic services until March 11, 2018, as directed or authorized from time to time by the Board or the Company’s Chief Executive Officer (collectively, the “Shortall Services”). On July 28, 2016, the Shortall Consulting Agreement was terminated as a result of Mr. Shortall’s failure to fulfill his duties under the Shortall Consulting Agreement pursuant to Paragraph 6 thereof.

Pursuant to the Shortall Consulting Agreement, Mr. Shortall agreed to provide the Shortall Services exclusively to the Company and to not render any type of services to a competitor of the Company’s business from March 11, 2016 until March 11, 2018.

In consideration of the Shortall Services, the Company had agreed to (i) pay to Mr. Shortall an amount equal to twelve thousand five hundred dollars per calendar month from March 11, 2016 until March 11, 2018; (ii) issue to Mr. Shortall 1,000 shares of Common Stock per calendar month from March 11, 2016 until March 11, 2018; and (iii) if prior to March 11, 2021 the per share closing price of the Common Stock exceeded certain thresholds, issue to Mr. Shortall a number of shares of Common Stock (based on the stock price milestone that is achieved), up to a maximum of 100,000 shares of Common Stock.  As Mr. Shortall was considered to be a “related party” of the Company under the Listing Rules of the Australian Securities Exchange (“ASX”), the Company determined that the above-described issuances of shares under the Consulting Agreement would be subject to shareholder approval under ASX Listing Rule 10.11. As a result of the findings from the Investigation, the Company has determined not to issue these shares and therefore will not seek shareholder approval for the issuance.

The Company and Dr. Mojdeh entered into a General Release effective as of March 14, 2016 (the “Mojdeh Agreement”) pursuant to which the Company agreed to pay to Dr. Mojdeh the following cash payments: (i) $0.4 million, which amount represents twelve months of severance pay at Dr. Mojdeh’s base salary as of March 11, 2016, to be paid in equal installments over a twelve-month period; and (ii) $32 thousand in respect of Dr. Mojdeh’s unused vacation time, to be paid in a lump sum. The Company also agreed to pay to Dr. Mojdeh an amount equal to $0.3 million, to be paid in equal installments over a twelve-month period, which amount represents Dr. Mojdeh’s target bonus pursuant to the Employment Agreement, effective as of July 1, 2012, between the Company and Dr. Mojdeh, as amended (the “Mojdeh Employment Agreement”). In addition, the Company agreed to pay up to $20 thousand of the legal fees incurred by Dr. Mojdeh in connection with the Mojdeh Agreement and to pay for the cost of Dr. Mojdeh’s group health coverage under any Company benefit plan for twelve months in accordance with COBRA. The cash payments described in this paragraph were not paid to Dr. Mojdeh as such amounts (other than the $20 thousand payment for the legal fees incurred by Dr. Mojdeh in connection with the Mojdeh Agreement) were offset in full by withholding obligations of the Company as a result of such share issuance to Dr. Mojdeh and the vesting of restricted shares described below.

Pursuant to the Mojdeh Agreement, the Company granted to Dr. Mojdeh on March 14, 2016 380,000 fully vested and transferable shares of Common Stock. The Company recorded $3.3 million in share-based compensation expense related to this issuance.  Under the Mojdeh Agreement, 16,750 unvested restricted shares that were granted to Dr. Mojdeh by the Company pursuant to the Restricted Stock Agreements, dated May 28, 2013 and May 15, 2014, became fully vested.

Pursuant to the Mojdeh Agreement, the Company and Dr. Mojdeh executed a mutual release of claims. In addition, Dr. Mojdeh agreed to assign all inventions and works created by Dr. Mojdeh during his employment with the Company. Dr. Mojdeh also agreed to continue to comply with the confidentiality, non-solicitation and non-compete obligations under the Mojdeh Employment Agreement and to certain trading restrictions with respect to the shares of Common Stock which he holds.

The Mojdeh Agreement contains customary representations and warranties on the part of Dr. Mojdeh.

On July 25, 2016, the Company’s employment of Mark Iampietro as the Company’s Vice President of Quality and Regulatory Affairs and Chief Compliance Officer was ended by the Company without cause. Pursuant to the Employment Agreement, dated November 6, 2014, by and between the Company and Mr. Iampietro, Mr. Iampietro is entitled to (i) receive $252,000 over a period of 12 months following the termination, which amount represents Mr. Iampietro’s base salary as of the termination, (ii) continue to receive group health benefits for a period of 12 months following the termination, and (iii) receive $88,200 over a period of 12 months following the termination, which amount represents the amount of the bonus earned by and paid to Mr. Iampietro in 2015 as well as the target bonus for which Mr. Iampietro was eligible to earn in 2016.  In addition, all of Mr. Iampietro’s outstanding and unvested options and other stock-based awards immediately vested.

On July 28, 2016:

•	the Board appointed Michael E. Kamarck to serve as a member of the Board;
•	the Board appointed Ian Hanson as the Company’s Chief Operating Officer in addition to his roles as the Company’s Senior Vice President;
•

due to results of the Investigation, Dennis P. Pyers was removed from his position as the Company’s Senior Vice President, Controller, Treasurer and Chief Accounting Officer and was appointed as the Company’s Senior Advisor, Special Projects; and

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

14. Fair Value Measurements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

		Basis of Fair Value Measurement
	Total Fair Value Measurements	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016:
Royalty agreement liability	$5,050	$—	$—	$5,050
Warrant liability	8,350	—	—	8,350
Derivative liability	1,080	—	—	1,080
June 30, 2015:
Royalty agreement liability	$9,930	$—	$—	$9,930

The following table presents the changes in the fair value of the level 3 financial instruments for the nine months ended March 31, 2016.

	Royalty Agreement liability	Preferred Stock Conversion Liability	Warrant Liability	Derivative Liability
June 30, 2015	$9,930	$—	$—	$—
Initial measurement	—	4,424	12,539	1,672
Cash payments	(1,112)	(280)	—	—
Non-cash conversions	—	(8,341)	—	—
Increase (decrease) in liability	(3,768)	4,197	(4,189)	(592)
March 31, 2016	$5,050	$—	$8,350	$1,080

Following is a description of the valuation methodologies used to measure the royalty agreement liability, the warrant liability, and the derivative liability. There have been no changes in the methodology used during the nine months ended March 31, 2016.

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

The fair value of the warrant liability is based on a Black-Scholes valuation.  The fair value estimates are most sensitive to changes in the Company’s share price.

The fair value of the derivative liability is based on the average of a Monte Carlo model and a lattice model.  The fair value estimates are most sensitive to changes in the Company’s share price.

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

15. Related Party Transactions

Loan from Mr. Shortall

On September 30, 2015, the Company obtained a loan in the amount of $600,000 from Alan Shortall, the Company’s former Chairman and Chief Executive Officer. During February 2016, the loan was repaid in full including payment of interest to Mr. Shortall at the minimum applicable federal rate, which interest was less than $2,000.

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

For the three and nine months ended March 31, 2016 and 2015, under Mr. Shortall’s direction, the Company accepted a check from Mr. Shortall in the aggregate amount of approximately $0 and $6,000, $24,000 and $24,000, respectively, and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until nineteen days to twenty-seven days after the Company’s disbursement of the funds.  The Company believes such transactions constituted loans from the Company to Mr. Shortall.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

For the three and nine months ended March 31, 2016 and 2015, Mr. Shortall caused approximately $0 and $12,000, and $0 and $37,000, respectively in Company funds to be transmitted to a third party on behalf of Mr. Bosnjak which had no business purpose for the Company.  The Company believes that these payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds.  The collection of such amounts is uncertain and the Company has recorded approximately $0 and $12,000, and $0 and $37,000 as Selling, General and Administrative Expense in the three and nine months ended March 31, 2016 and 2015, respectively.

For the three and nine months ended March 31, 2016 and 2015, Mr. Shortall caused the Company to pay for personal expenses of which approximately $0 and $600, and $35,000 and $59,000, respectively were not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts is uncertain and the Company has recorded approximately $0 and $600, and $35,000 and $59,000 as Selling, General and Administrative Expense in the three and nine months ended March 31, 2016 and 2015, respectively.

Advanced Withholding Payments

In March 2016 and July 2015, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of three executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer, its Senior Vice President and Chief Commercial Officer, and its former President and Chief Operating Officer, in an aggregate amount of approximately $20,000 and $126,000 prior to being reimbursed by such executive officers. With the exception of a $400 underpayment, which the Company collected in July, 2016, such executive officers repaid the Company in full within a range of 18 to 120 days from the date of the withholding payment. The Company believes such advances constituted loans. The July 2015 delayed repayments were paid prior to September 30, 2015.  The March 2016 delayed repayments are appropriately reflected as a receivable in the Company’s financial statements as of March 31, 2016.

16. Subsequent Events

In June 2016, we subleased a portion (the “Subleased Portion”) of our King of Prussia offices. During the term of the sublease, which commenced on October 1, 2016 and will end on March 31, 2019, the Company will receive an aggregate of approximately $1.3 million in rent with respect to the Subleased Portion. During the same time period, the Company will be obligated under the Company’s lease agreement relating to our King of Prussia offices to pay an aggregate of approximately $1.9 million in rent with respect to the Subleased Portion. Assuming the sublessor exercises its renewal option, the Company will receive approximately an additional $1.9 million over the renewal term of April 1, 2019 through June 30, 2022 and the Company will be obligated under the Company’s lease agreement relating to the King of Prussia Facility to pay an aggregate of approximately $2.5 million over the same time period. The Company ceased using the Subleased Portion as of July 20, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of the 2015 10-K Amendment for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.

Certain statements in this Quarterly Report on Form 10-Q may constitute forward looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” in the 2015 10-K Amendment and those described from time to time in other reports, which we file with the U.S. Securities and Exchange Commission.

Overview

We are a designer, manufacturer, and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable products of our pharmaceutical and biotechnology customers. We believe our products are differentiated from conventional products, with innovative features and functionality designed to optimize the safe, simple, and convenient administration of injectable therapies. The majority of our products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, pre-filled and ready for administration by end-users, such as patients or health-care providers. We customize products within each of our platforms to address specific customer, therapy, patient and/or commercial requirements.

Although we have a broad portfolio of proprietary product platforms, we are now focusing our business on our wearable injector products.  We expect that by focusing primarily on active and new customer programs in our portfolio of wearable injector systems, we will improve our operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. Our wearable injector customers include Amgen Inc., MedImmune LLC (“MedImmune”), and Sanofi S.A. (“Sanofi”).

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

Investigation and Amendments to Financial Statements

On May 8, 2016, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of law and regulation by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”).

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements.  Also, as the result of Investigation, the Company was not able to timely file this Quarterly Report on Form 10-Q or the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”). As a result, the Company is filing this March 2016 10-Q and is concurrently filing the 2016 10-K along with (i) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 2015 10-Q Amendment”); (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “December 2015 10-Q Amendment”); and (iii) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K Amendment”).  These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures.  See “Explanatory Note” above for a summary of the results of the Investigation and of the specific amendments reflected in the September 2015 10-Q Amendment, the December 2015 10-Q Amendment and the 2015 10-K Amendment.

Management and Board Changes

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

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation.  The SEC or other external parties could request further documents and information from the Company.  The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note.  For information concerning the SEC’s ongoing investigation and such lawsuits, see Part II, Item 1. “Legal Proceedings” of this March 2016 10-Q.

Matters Relating to NASDAQ and Our Common Stock and ASX and our CDIs

The filing of this March 2016 10-Q and the 2016 10-K were delayed as a result of the Investigation.  As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  The notice received from NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements.  The staff at NASDAQ subsequently granted the Company an exception to file the March 2016 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1).  The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

As noted above, the Company is concurrently filing with the SEC the March 2016 10-Q and the 2016 10-K with the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.  Consequently, the Company currently believes that it has adequately remedied its non-compliance with NASDAQ Listing Rule 5250(c)(1) within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied such non-compliance.

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

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CDIs on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. Such trading in Australia will not resume until after the Company files the audited financial statements included in the 2016 10-K with the ASX, which the Company is doing concurrently with filing this March 2016 10-Q with the SEC.

Recent Developments

During the quarter ended March 31, 2016, we entered into a strategic collaboration with Amgen Inc. (the “Counterparty”) for the Counterparty’s use of our injectable drug delivery systems with the Counterparty’s product portfolio. In connection with the strategic collaboration, we entered into a Securities Purchase Agreement (the “Counterparty SPA”) with the Counterparty in which the Counterparty agreed to purchase from us a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (each, a “Note” and, collectively, the “Notes”). The Notes are convertible into our common stock, $0.01 par value per share (the “Common Stock”), and mature on February 22, 2023 (the “Maturity Date”) in accordance with the terms and conditions of the Notes.  The Notes may be issued in up to three separate closings. We issued to the Counterparty the first Note in the aggregate original principal amount of $30.0 million (the “2016 Convertible Note”) on February 22, 2016 (the “Counterparty Closing Date”) and the Counterparty paid us $30.0 million in exchange therefor. The Counterparty may purchase up to an additional $25.0 million in Notes over the next two years, $15.0 million of which may be purchased in January 2017 (the “2017 Convertible Note”), and $10.0 million of which may be purchased in January 2018 (the “2018 Convertible Note”).

In connection with the Counterparty SPA transaction, we granted the Counterparty exclusive rights to our wearable injectors within select drug classes for use with certain Counterparty assets, while preserving rights we previously granted to other customers. We have also granted the Counterparty non-exclusive rights to all of the Company’s proprietary delivery systems within the therapeutic areas of oncology, inflammation, bone health, nephrology, cardiovascular and neuroscience. On the Counterparty Closing Date, the Counterparty paid us a non-refundable $20.0 million fee (the “Second License Fee”) in consideration for such licenses. Previously, the Counterparty paid us a non-refundable $15.0 million fee (the “First License Fee”) for which we granted to the Counterparty a perpetual, worldwide non-exclusive license under our patents, know-how and technology for us to develop, manufacture and supply wearable injector devices existing as of the closing (including any improvements or modified versions) for use with certain large volume drug products of the Counterparty. In addition, we granted to the Counterparty a perpetual, worldwide exclusive license under our patents, know-how and technology for us to develop, manufacture and supply the our 1mL wearable injector existing as of the closing (including any improvements or modified version to the same) for use with certain small volume drug products. Development programs for our wearable injectors commenced in 2016.

On the Counterparty Closing Date, in connection with the formation of the strategic collaboration with the Counterparty, we entered into the Eighth Amendment to the Credit Agreement. Pursuant to and subject to the terms of the Eighth Amendment to the Credit Agreement, the Lender agreed to, among others, (i) defer all obligations for us to pay interest to the Lender for the period from January 1, 2016 through the two year anniversary of the Counterparty Closing Date at the rate specified in the Amended Credit Agreement, which interest will be added to the outstanding principal amount of the loan on the last day of each interest period; (ii) enable the Counterparty to take a security interest in the Collateral; and (iii) remove the minimum cash receipts covenant for all future periods.

In addition, on the Counterparty Closing Date, we entered into the Sixth Amendment to the Royalty Agreement. Pursuant to and subject to the terms of the Sixth Amendment to the Royalty Agreement, ROS agreed to waive any rights to royalty payments otherwise payable as a result of the license fee and the proceeds of the notes with the Counterparty, and to defer royalty payments payable on revenues received by us from the Counterparty until after the end of the first fiscal quarter in which we sell a commercial quantity of devices developed for Counterparty.

In connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, we issued to ROS warrants to purchase 1,673,981 shares of Common Stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026 (the “Warrants”).

Key Factors Affecting Performance and Financial Condition

We are party to several agreements with our customers, including customers with whom we have entered into customization, development and/or supply agreements. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three months ended March 31, 2016.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. See “Liquidity and Capital Resources Discussion” below.

Revenue

Our revenue is currently generated from customization, industrialization and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization and development fees accounted for substantially all of our consolidated revenue for the three and nine month periods ended March 31, 2016. .  We expect that the Company’s revenue will continue to fluctuate on a quarter to quarter basis.

Operating Expenses

Our operating expenses had been increasing primarily as a result of increased research and development efforts in response to increasing demand from our customers for our products and services and anticipated market demand. The increase in research and development costs also related to the costs of products and components supplied to existing and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of customer agreements. However, during the nine months ended March 31, 2016 we implemented several cost reduction and business realignment initiatives that were previously disclosed, pursuant to which we reduced our headcount by approximately 70 employees.  Such headcount reductions are expected to reduce annual operating costs by approximately $5.7 million. We expect to further reduce our annual operating costs by not backfilling certain open positions. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers.

Also, as a result of these initiatives, our research and development expense decreased from approximately $13.2 million in the third quarter of fiscal year 2015 to approximately $9.3 million in the third quarter of fiscal year 2016, or approximately 30%.

Selling, general and administrative expense increased from approximately $9.1 million in the third quarter of fiscal 2015, to approximately $17.6 million in the third quarter of fiscal 2016, or approximately 95%. Selling, general, and administrative expense for the three months ended March 31, 2016 includes certain charges, including $5.0 million consulting charge in connection with the completion of the Company’s review of strategic alternatives to maximize shareholder value (the “Strategic Process”) and a $2.2 million charge in connection with the departures of Alan D. Shortall, our former Chief Executive Officer and Chairman of the Board and Dr. Ramin Mojdeh, our former President and Chief Operating Officer effective March 14, 2016 (see Note 13 “Departure of Officers; Appointment of Officers” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Significant Developments in the Industry

We believe that our existing wearable injector contracts could provide significant revenue growth in relation to prior periods. Known trends in the industry that we believe will have a material favorable impact on our revenue include a shift in the focus of large pharmaceutical and biotechnology companies’ product development activities to biologic therapies, an emphasis within health-care providers to patient self-administration and a growing demand for passive safety for injectable drug delivery. There has been a marked shift in the product development activities of large customers toward biologic therapies, and the majority of therapies in the pipeline of large pharmaceutical and biotechnology companies are complex biologic therapies. The characteristics of many of these therapies (including, for example, large dose volumes and increased viscosity) necessitates administration by injection using innovative injectable drug delivery systems such as our products. We believe that we are well-positioned to meet what we expect to be a growing demand for innovative injectable drug delivery systems in light of the focus on biologic therapies. Concurrently with the shift toward biologic therapies is an emphasis towards patient self-administration. Patient self-administration is viewed as a growing trend in order to reduce demand pressure on the health-care system as well as reducing costs, especially for treatment of chronic illnesses. Devices suitable for self-administration of injectable therapies need to be safe and intuitive to use. We believe that our products are well suited for safe and intuitive patient self-administration of injectable therapies.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. This requires management to make certain estimates, judgments and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes.

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of the 2015 10-K Amendment. There have been no changes in critical accounting policies in the current year from those described in the 2015 10-K Amendment.

Recently Issued Accounting Pronouncements

See note 4 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Basis of Presentation

Revenue

We derive revenue primarily from industrialization and development programs with our customers and licensing agreements. The agreements with our customers generally provide for fees to be paid to us for providing specific products or services. Certain of these agreements provide for fees to be paid upon completion of certain agreed-upon milestones. In instances where these milestones are substantive, we recognize revenue when these agreed-upon substantive milestones have been completed and there is no further performance obligation related to the substantive milestone. Certain of our agreements provide for fees to be paid for specific services to be rendered or the provision of certain deliverables, and we recognize revenue upon completion of the related service or deliverable. Certain of our agreements provide for fees to be paid on an ongoing basis over the life of the agreement for agreed-upon services, and we recognize revenue ratably over the requisite service period. We also recognize revenue on certain agreements under the proportional performance method.

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

Selling, general and administrative costs

Selling, general and administrative costs include corporate payroll and related benefit costs (including share-based compensation expense), marketing and commercial development costs, quality assurance and regulatory costs, accounting and financial related costs, information and technology costs, legal and professional fees, and corporate facility costs.

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

Change in fair value of financial instruments

Change in fair value of financial instruments includes the change in the Amended Royalty Agreement (defined below) liability, the Warrant liability, the Derivative liability, and the Preferred  stock conversion liability, which are marked to fair value on a quarterly basis.

Net loss

Net loss includes the results from revenue recognized during the period after deducting all operating and non-operating expenses.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenue	$822	$2,921	$8,508	$9,704
Research and development	9,254	13,213	35,791	35,498
Selling, general and administrative	17,619	9,055	35,621	26,763
Asset impairment charge	26,580	—	26,580	—
Depreciation and amortization	1,560	1,184	4,525	3,537
Total operating expenses	55,013	23,452	102,517	65,798
Operating loss	(54,191)	(20,531)	(94,009)	(56,094)
Interest expense	2,669	1,796	6,225	4,710
Change in fair value of financial instruments	(12,279)	783	(4,352)	3,953
Gain on debt extinguishment	(2,881)	—	(2,881)	—
Other expense (income), net	79	(5)	65	(3)
Net loss	$(41,779)	$(23,105)	$(93,066)	$(64,754)
Net loss per share:
Basic and diluted net loss per share	$(2.68)	$(1.99)	$(6.82)	$(5.92)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue. Revenue for the three months ended March 31, 2016 decreased by $2.1 million, or 71.9%, as compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we recognized $0.8 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the three months ended March 31, 2015, we recognized approximately $0.6 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the three months ended March 31, 2015, we recognized $2.3 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. The decrease in revenue is related to timing of achievement of milestones under the respective customer programs. Our revenue could fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses for the three months ended March 31, 2016 decreased by $4.0 million, or 30.0%, as compared to the three months ended March 31, 2015 primarily due to decreased tooling, prototype, and material costs of $2.6 million, decreased employee costs of $0.8 million, decreased third party contracting costs of $0.3 million, decreased travel costs of $0.2 million and decreased other costs of $0.6 million offset by increased share-based compensation of $0.5 million. The decrease in research and development during the current period is related to cost reduction initiatives implemented during September and October 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $8.6 million, or 94.6%, as compared to the three months ended March 31, 2015 primarily due to increased transaction costs of $5.0 million in connection with the Strategic Process completed during the period and increased legal costs of $0.7 million offset by decreased other costs of $0.6 million.  Shared-based compensation increased by $2.0 million and payroll and related costs increased by $1.5 million primarily in connection with the departure of our former CEO and COO, which were offset by cost reductions as a result of business realignment initiatives.

Asset impairment charge. The Company incurred $26.6 million of non-cash asset impairments to machinery and equipment and construction in progress in the three months and nine months ended March 31, 2016.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2016 increased by $0.4 million, or 31.8%, as compared to the three months ended March 31, 2015 primarily as a result of additional equipment placed in service.

Interest expense. Interest expense for the three months ended March 31, 2016 increased by $0.9 million, or 48.6%, as compared to the three months ended March 31, 2015 primarily attributable to interest on the OrbiMed Financing ($0.8 million) and the Convertible Note ($0.2 million) offset by a decrease in capitalized interest ($0.1 million).

Change in fair value of financial instruments. Change in fair value of financial instruments for the three months ended March 31, 2016 decreased by $13.1 million as compared to the three months ended March 31, 2015. A decrease of $8.1 million is related to the change in the fair value of the Royalty liability in connection with the OrbiMed Financing which is revalued each quarter. A decrease of $4.2 million is due to the remeasurement of the warrant liability due to a decrease in the Company’s share price.  A decrease of $0.6 million is due to revaluation of the derivative liability due to a decrease in the Company’s share price. A decrease of $0.2 million is related to the revaluation of the Preferred Stock Conversion.

Gain on debt extinguishment. The Company recorded a gain of debt extinguishment of $2.9 million during the three months ended March 31, 2016 due to the remeasurement of the debt at fair value offset by the issuance of warrants and write-off of deferred fees due to amendments to the credit agreement.

Net loss and net loss per share. Net loss during the three months ended March 31, 2016 and 2015 was $41.8 million and $23.1 million, respectively. The increase in net loss is primarily attributable the asset impairment charge offset by the gain on debt extinguishment and a decrease in research and development expenses. Basic and diluted net loss per share was $2.68 and $1.99 on weighted average shares outstanding of 15,589,881 and 11,582,142, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with shares issued under the New Sales Agreement and Purchase Agreement as well as conversions of preferred shares under the Preferred Stock Purchase Agreement.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Revenue. Revenue for the nine months ended March 31, 2016 decreased by $1.2 million, or 12.3%, as compared to the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we recognized approximately $3.9 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Substantive milestones completed during the period included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities. During the nine months ended March 31, 2016, we recognized $4.6 million in revenue related to services rendered on a time and materials basis, proportional performance method and straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. The decrease in revenue is related to timing of achievement of milestones under the respective customer programs. During the nine months ended March 31, 2015, we recognized approximately $3.7 million of revenue related to substantive milestones that were completed during the period and $6.0 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services.

Research and development expenses. Research and development expenses for the nine months ended March 31, 2016 increased $0.3 million, or 0.8%, as compared to the nine months ended March 31, 2015 primarily due to increased payroll and related costs of $1.5 million related to increased headcount to support customer programs, increased share-based compensation costs of $1.8 million and increased other costs of $0.3 million, offset by decreased tooling, prototype, and material costs of $1.7 million, decreased third-party contracting costs of $0.9 million and decreased travel and other costs of $0.7 million. The increased investment in research and development during the current period is related to increased activity related to customer programs and other research and development activities. We expect research and development costs to decrease as a result of cost reduction initiatives implemented during September and October 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended March 31, 2016 increased by $8.9 million, or 33.1%, as compared to the nine months ended March 31, 2015 primarily due to increased transaction costs of $5.0 million in connection with the Strategic Process completed during the period offset by decreased travel costs of $0.6 million and decreased other costs of $0.3 million. Share-based compensation increased by $2.9 million and payroll and related costs increased by $1.9 million primarily in connection with the departure of our former CEO and COO in March 2016 which were offset by cost reductions as a result of business realignment initiatives.

Asset impairment charge. The Company incurred $26.6 million of non-cash asset impairments to machinery and equipment and construction in progress in the three months and nine months ended March 31, 2016. Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended March 31, 2016 increased by $1.0 million, or 27.9%, as compared to the nine months ended March 31, 2015 primarily as a result of additional equipment previously placed in service.

Interest expense. Interest expense for the nine months ended March 31, 2016 increased by $1.5 million, or 32.2%, as compared to the nine months ended March 31, 2015 primarily attributable to interest on the OrbiMed Financing ($1.8 million) and the 2016 Convertible Note ($0.2 million) offset by a decrease in capitalized interest ($0.5 million).

Change in fair value of financial instruments. Change in fair value of financial instruments for the nine months ended March 31, 2016 decreased by $8.3 million as compared to the nine months ended March 31, 2015. A decrease of $7.7 million is related to the change in the fair value of the Royalty liability in connection with the OrbiMed Financing which is revalued each quarter.   A decrease of $4.2 million is due to revaluation of the warrant liability due to a decrease in the Company’s share price. A decrease of $0.6 million is due to revaluation of the derivative liability due to a decrease in the Company’s share price. An increase of $4.2 million is related to the revaluation of the Preferred Stock Conversion.

Gain on debt extinguishment. The Company recorded a gain of debt extinguishment of $2.9 million during the nine months ended March 31, 2016 due to the remeasurement of the debt at fair value offset by the issuance of warrants and write-off of deferred fees due to amendments to the credit agreement.

Net loss and net loss per share. Net loss during the nine months ended March 31, 2016 and 2015 was $93.1 million and $64.8 million, respectively. The increase in net loss is primarily attributable to the asset impairment charge and increase in selling, general, and administrative expenses offset by the change in fair value of financial instruments and gain on debt extinguishment. Basic and diluted net loss per share was $6.82 and $5.92, respectively, on weighted average shares outstanding of 13,800,150 and 10,931,915. The increase in the weighted average shares outstanding was primarily due to the New Sales Agreement and Purchase Agreement as well as conversions of preferred shares under the Preferred Stock Purchase Agreement.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s unaudited cash balance was approximately $8.1 million, including $2.1 million of restricted cash. Under the Company’s debt facilities, the Company was required to have a cash and restricted cash balance of $5.1 million at September 30, 2016 and a cash and restricted cash balance of $5.0 million at October 31, 2016. As of June 30, 2016, cash and cash equivalents were $18.7 million, restricted cash was $2.4 million and the book value of our long-term debt was $105.1 million.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2015, and the nine months ended March 31, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary range of injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order for the Company to continue operations for the next 12 months and to be able to discharge its liabilities and commitments in the normal course of business, the Company intends to take the steps delineated under “Fundraising Efforts” below to address its cash requirements, the success of which is largely beyond the Company’s control, and the Company has otherwise has taken the steps outlined in this “Liquidity and Capital Resources” section.

Amgen Inc.

On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). The Exclusivity Agreement was entered into in connection with the previously announced review of strategic alternatives to maximize shareholder value (the “Strategic Process”). Pursuant to the Exclusivity Agreement, the Company agreed to negotiate a potential transaction exclusively with the Counterparty and the Counterparty paid to the Company a non-refundable $15.0 million deposit as consideration for non-exclusive and exclusive rights and licenses provided for in the Exclusivity Agreement.

On February 22, 2016 (the “Counterparty Closing Date”), the Company and the Counterparty announced the formation of a strategic collaboration for the Counterparty’s use of the Company’s injectable drug delivery systems with the Counterparty’s product portfolio. In connection with the strategic collaboration, the Company entered into a Securities Purchase Agreement (the “Counterparty SPA”) with the Counterparty, pursuant to which the Counterparty agreed to purchase from the Company a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (each, a “Note” and, collectively, the “Notes”). The Notes are convertible into Common Stock, and mature on February 22, 2023 (the “Counterparty Maturity Date”) in accordance with the terms and conditions of the Notes, as more fully described in note 10 – “Long-term Debt” to the consolidated financial statements.

Pursuant to the Counterparty SPA, the Notes may be issued in up to three separate closings. The Company issued to the Counterparty the first Note in the aggregate original principal amount of $30.0 million on the Counterparty Closing Date (the “2016 Convertible Note”) and the Counterparty paid to the Company $30.0 million in exchange therefor. The 2016 Convertible Note is secured by certain inventory and intellectual property assets related to a specific device licensed to the Counterparty (the “Collateral”).

In connection with the transactions contemplated by the Counterparty SPA, the Company granted the Counterparty exclusive rights to the Company’s wearable injectors within select drug classes for use with certain Counterparty assets, while preserving rights the Company previously granted to other customers. The Company has also granted the Counterparty non-exclusive rights to all of the Company’s proprietary delivery systems within the therapeutic areas of oncology, inflammation, bone health, nephrology, cardiovascular and neuroscience. On the Counterparty Closing Date, the Counterparty paid to the Company a non-refundable $20.0 million fee (the “License Fee”) in consideration for such licenses.

OrbiMed

On February 22, 2016, in connection with the formation of the strategic collaboration with the Counterparty, Unilife Medical Solutions, Inc., a subsidiary of the Company (the “Borrower”), entered into an Eighth Amendment (the “Eighth Amendment to the Credit Agreement”) to the Credit Agreement, dated March 12, 2014, by and between ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”), and the Borrower (the “Credit Agreement,” and, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Eighth Amendment to the Credit Agreement, the Lender agreed to: (i) defer all obligations of the Borrower to pay interest to the Lender for the period from January 1, 2016 through February 22, 2018  at the rate specified in the Amended Credit Agreement, which interest will be added to the outstanding principal amount of the loan on the last day of each interest period; (ii) enable the Counterparty to take a security interest in certain inventory and intellectual property assets related to a specific device licensed to the Counterparty; and (iii) remove the minimum cash receipts covenant for all future periods. In addition, on February 22, 2016, the Borrower entered into the Sixth Amendment to the Royalty Agreement (the “Royalty Agreement,”) with Royalty Opportunities S.A.R.L. (“ROS”). Pursuant to and subject to the terms of the

Sixth Amendment to the Royalty Agreement, ROS agreed to waive any rights to royalty payments otherwise payable as a result of the License Fee and the proceeds of the Notes with the Counterparty, and to defer royalty payments payable on revenues received by the Company from the Counterparty until after the end of the first fiscal quarter in which the Company sells a commercial quantity of devices developed for the Counterparty. In connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company issued to ROS a warrant to purchase, at any time until February 22, 2026, 1,673,981 shares of Common Stock, at an exercise price of $12.50 per share, subject to adjustment for certain events.  See note 10 “Long Term Debt” for accounting considerations relating to such warrants.

Cost Reduction Initiatives

As previously disclosed, during fiscal 2016 we implemented several cost reduction and business realignment initiatives pursuant to which we reduced our headcount by approximately 90 employees which initiatives are expected to reduce annual operating costs by approximately $7.9 million.  Subsequent to that, the Company eliminated 10 additional positions in July 2016. In part, as a result of these headcount reductions, the Company’s workforce was reduced to approximately 140 employees as of July 28, 2016, a reduction of more than 40% since January 2016 and a reduction of approximately 50% since July 1, 2015. A portion of this reduction is due to the Company’s determination not to backfill certain open positions. The Company has recorded a charge from severance and related costs from these cost reduction initiatives of approximately $0.7 million in the aggregate. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers.

In addition, the Company, on June 20, 2016, subleased a portion (the “Subleased Portion”) of its King of Prussia, Pennsylvania facility (the “Facility”). During the term of the sublease, which commenced on October 1, 2016 and will end on March 31, 2019, the Company will be entitled to receive an aggregate of approximately $1.3 million in rent with respect to the Subleased Portion. During the same time period, the Company will be obligated under the Company’s lease agreement relating to the Facility to pay an aggregate of approximately $1.9 million in rent with respect to the Subleased Portion. Assuming the sublessor exercises its renewal option, the Company will be entitled to receive approximately an additional $1.9 million over the renewal term of April 1, 2019 through June 30, 2022 and the Company will be obligated under the Company’s lease agreement relating to the Facility to pay an aggregate of approximately $2.5 million over the same time period. The Company ceased using the Subleased Portion as of July 20, 2016. The Company will record a non-cash charge, the amount of which the Company has not yet determined as of the date of this Quarterly Report on Form 10-Q, which amount will be based on the discounted fair value of the difference between the amounts received from the sublessor and the amounts paid to the landlord.

Cash Receipts

The Company expects to generate cash receipts from wearable injector customers during fiscal 2017 and the Company continues to have business development discussions with current and prospective wearable injector customers. The Company is, however, unable to predict the amount, if any, or the timing of such receipts or any proceeds from these business development discussions.

Fundraising Efforts

   The Company’s ability to raise capital will be limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act of 1933, as amended, for the near future and until the Company can prepare, file with the SEC, and cause to become effective a registration statement on Form S-1. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. As a result, the Company will not be able to obtain financing under the Controlled Equity Offering Sales Agreement that the Company entered into with Cantor Fitzgerald & Co.on July 29, 2015 (the “New Sales Agreement”) or the equity purchase agreement that the Company entered into with Lincoln Park Capital Fund, LLC (“LPC”) on July 29, 2015 (the “LPC Purchase Agreement”) at least until the Company is eligible to register the offer and sale of our securities using a registration statement on Form S-3.

Pursuant to the Counterparty SPA, the Counterparty may purchase up to an additional $15.0 million in Notes in January 2017 (the “2017 Convertible Note”), and up to an additional $10.0 million in Notes in January 2018 (the “2018 Convertible Note”). See note 10 “Long-Term Debt – Senior Secured Convertible Note” for more information regarding the Notes. There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2017 Convertible Note or the 2018 Convertible Note. The Counterparty’s willingness to purchase the 2017 Convertible Note or the 2018 Convertible Note may be impacted by any financing the Company receives prior to January 2017 or January 2018, respectively.

The Company is engaged in advanced discussions to secure up to $10 million of funding (the “Potential Transaction”) contingent upon the completion of due diligence, the execution of a definitive agreement with respect to the Potential Transaction and the filing of (i) this 2016 10-K; (ii) the March 2016 10-Q; (iii) the December 2015 10-Q Amendment; (iv) the September 2015 10-Q Amendment; and (v) the 2015 10-K Amendment.  There can be no assurance that the Company will be able to enter into a definitive agreement with respect to the Potential Transaction and complete the closing of the Potential Transaction. Consummation of the Potential Transaction would require the consent of the Lender, which cannot be assured.

The Company has also engaged a financial advisory firm to further assist with fundraising efforts. There is no assurance that the financial advisory firm will be successful in these efforts.

The Company believes that potential proceeds from business development discussions, the 2017 Convertible Note, the Potential Transaction and fundraising efforts along with potential customer cash receipts, will provide the Company with enough liquidity to fund its operations for the next twelve months. However, there can be no assurance that any cash from such business development discussions, issuance of the 2017 Convertible Note, the Potential Transaction, fundraising efforts, or customer receipts will be available when needed, as such sources of liquidity largely are beyond the Company’s control.  If we are unable to obtain financing when needed, we may be in default under one or more of our debt obligations unless we are able to obtain waivers from our lenders. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Under the circumstances, we also would be unable to pay our other obligations as they come due, which could prompt our creditors to pursue other remedies. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes our cash flows during the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,943)	$(36,246)
Investing activities	(10,557)	(11,547)
Financing activities	52,814	76,523

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended March 31, 2016 was $12.9 million compared to $36.2 million during the nine months ended March 31, 2015. The decrease in net cash used in operating activities was primarily due to the increase in cash collections coming from deferred revenue during the period, including the $35.0 million received from the Counterparty for the First License Fee and the Second License Fees which was partially offset by the increase in net loss adjusted for non-cash items.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2016 and 2015 was $10.6 million and $11.5 million, respectively, primarily as a result of costs incurred in connection with the purchase of machinery and related equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2016 was $52.8 million compared to $76.5 million during the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, we received $29.7 million in net proceeds from the issuance of convertible debt, $9.9 million in net proceeds in conjunction with the Third Amendment to the Credit Agreement, $9.4 million in net proceeds from the issuance of common stock from our New Sales Agreement with Cantor Fitzgerald & Co. and the LPC Purchase Agreement, $7.2 million in net proceeds from the issuance of preferred shares under the Preferred Stock Purchase Agreement, $0.6 million in proceeds from borrowings from our CEO, which was partially offset by $2.1 million in principal debt repayments and royalty payments, $1.6 million associated with the forfeiture of shares in lieu of payroll taxes and $0.3 million dividend payment associated with the conversion of preferred stock.

During the nine months ended March 31, 2015, we received $44.7 million in net proceeds from our public offering of common stock in February 2015, $20.0 million in aggregate proceeds from the two additional tranches under the Amended Credit Agreement with OrbiMed and $12.4 million of proceeds in connection with our public offering of common stock under the Sales Agreement which was partially offset by principal debt repayments of $0.9 million.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$184,998	$1,676	$13,055	$108,405	$61,862
Operating leases	6,686	1,023	1,423	2,579	1,661
Purchase obligations	580	580	—	—	—
Total contractual obligations	$192,264	$3,279	$14,478	$110,984	$63,523

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

As outlined in the Explanatory Note to this March 2016 10-Q, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company’s former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Board of Directors (“Board”). Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015. The Board established a Special Committee to oversee an independent investigation. External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”). The Investigation did not identify any material financial loss to the Company.

In connection with the Investigation, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2016. Due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our current CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of March 31, 2016.

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

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 Framework (the “COSO 1992 Framework”). Based on this evaluation, management has determined, because of the findings from the Investigation, and the Company’s inability to rely on certain personnel, processes and internal controls, that various material weaknesses existed at March 31, 2016, as are described below. In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2016.

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of March 31, 2016.

Remediation of Material Weaknesses

The Company continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal controls over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. The following actions and plans will be or have been implemented:

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses disclosed above and identified as part of the Investigation, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has begun the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

As previously disclosed, subsequent to the filing of an OSHA complaint by Mr. Smith, we received a subpoena from the staff of the U.S. Securities and Exchange Commission (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In his complaint filed in the United States District Court for the Eastern District of Pennsylvania, Mr. Smith stated that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and has received additional subpoenas and requests for information from the Staff, requesting additional information consistent with the first subpoena. The Staff has also requested information about public statements made by the Company’s former Chief Executive Officer. The Company has provided the requested information.

On May 8, 2016, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of laws and regulations by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Board on August 24, 2015 (the “Investigation”). The Investigation was completed on October 7, 2016, and the Company has reported to the SEC on the Company’s findings from the Investigation, has responded to questions from the Staff regarding the findings, and is cooperating fully with the Staff.  To date, the SEC has not indicated whether any fines or penalties will be assessed against the Company in relation to these matters.  The Company is unable to predict what action the SEC or other regulatory authority may take, if any, in relation to these matters or the impact, if any, of any such action on the Company’s business, operations, cash flows and/or financial condition. If any fines or penalties are assessed against the Company they may be material.

As previously disclosed, on January 8, 2014, the Company was served with a derivative complaint filed in the Delaware Chancery Court (the “Court”) by Cambridge Retirement System (“Cambridge”), a purported stockholder of the Company, against its then-current Board of Directors to recover allegedly “excessive and wasteful” compensation paid to the non-executive directors since 2010. In June, 2014, pursuant to the Company’s motion to dismiss the complaint, the Court dismissed Cambridge’s complaint with respect to the directors’ equity grants, but denied the motion with respect to their cash compensation.  The Company filed an answer to the remaining claims in July 2014 and, in June 2015, the Company and Cambridge entered into a Memorandum of Understanding (“MOU”) agreeing to the basic terms of a non-monetary settlement of the action.

On March 18, 2016, Cambridge agreed to voluntarily dismiss its derivative complaint.  No compensation in any form was provided to either Cambridge or its counsel in exchange for its agreement to voluntarily dismiss the lawsuit.  Because Cambridge agreed to voluntarily dismiss the lawsuit, the MOU has become null and void and of no further legal effect. On March 18, 2016, the Court entered a stipulated order regarding notice of the proposed dismissal of all claims in the derivative action (the “Proposed Dismissal Order”).  On April 18, 2016, the Court entered that stipulation as an order, dismissing the case with prejudice.

On September 14, 2015, UMSI was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin UMSI from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and UMSI; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that UMSI had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that UMSI had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement.

The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

On September 2, 2016, Biodel, the Company and UMSI entered into an Asset Purchase and License Agreement (the “Second Biodel Agreement”) which provides: (a) for the termination of the First Biodel Agreement; (b) for the grant of an exclusive license for a six-month term to the intellectual property rights related to the Unilife mixing device; (c) a six-month term during which Biodel can exercise an option (the “Option”) to purchase certain assets associated with the First Biodel Agreement for $1.5 million (the “Potential Asset Sale”) and extend Biodel’s license, for fees based on intellectual prosecution and maintenance costs determined on an annual basis; (c) dismissal, with prejudice, of all active proceedings in connection with the litigation and arbitration proceedings pending between Biodel and UMSI.  Under the Second Biodel Agreement, each party also releases the other party of all liability, waives all claims with prejudice, and forever holds the other party harmless from any damages arising out of relating to the First Biodel Agreement. Biodel and UMSI each paid their respective attorneys’ fees and UMSI paid no monetary amount to Biodel in connection with this resolution.

On March 24, 2016, Edward Fine filed a complaint against the Company and Unilife Medical Solutions Limited (“UMSL”) in the Superior Court of New Jersey.  The complaint alleges that the Company and UMSL are in breach of contract and have been unjustly enriched as a result of UMSL’s failure to pay certain required payments under a consultancy agreement between Mr. Fine and UMSL.  Pursuant to the complaint, Mr. Fine is seeking monetary damages in the amount of $288,000 in the aggregate. The Company believes that Mr. Fine’s claims and demands for relief are wholly without merit and the Company is vigorously defending the action.  On August 15, 2016, we filed an Answer, Affirmative Defenses and Counterclaims, wherein we asserted counterclaims against Mr. Fine for fraud, civil conspiracy, unjust enrichment, breach of contract, and breach of the implied covenant of good faith and fair dealing arising out of Mr. Fine’s role in certain previously disclosed transactions involving Mr. Fine and Jim Bosnjak, the Company’s former Chairman of the Board.  For additional information regarding such transactions, see the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016 under the heading the “Bosnjak Loan Payments and Unrepaid Personal Expenses.”  This action is currently in a 450-day discovery period which commenced on July 29, 2016.

On May 26 and 27, 2016, two putative class actions were filed in the United States District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, the Company and four individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint.  The Company intends to vigorously contest this lawsuit.

On July 11, July 28, and August 1, 2016, respectively, derivative complaints were filed in the Court of Common Pleas in York County, Pennsylvania against 11 current or former directors and/or officers, alleging (i) breach of their fiduciary duties, (ii) unjust enrichment, (iii) abuse of control, (iv) gross mismanagement, and (v) corporate waste.  The complaints allege, among other things, that the individual defendants breached the fiduciary duties they owed to the Company by (1) grossly mismanaging the Company and perpetuating a variety of self-serving schemes to benefit themselves and other interested parties and (2) making and/or causing the Company to make false/misleading statements or omissions of fact in its public disclosures.  The complaints further allege that as a result of this alleged conduct, the Company will lose and expend millions of dollars.  The Company intends to vigorously contest these lawsuits.

On August 17, 2016, Kahle Automation, S.r.l. (“Kahle”) filed a complaint against Unilife Medical Solutions, Inc. (“UMS”) in the United States District Court for the District of New Jersey.  The complaint alleges that UMS breached contracts with Kahle for Kahle’s supply of automation systems for UMS Nexus and Finesse product lines.  Kahle seeks monetary damages of $4.2 million which includes alleged damages that we believe are not recoverable, such as $0.9 million for bank fees, and $0.8 million for lost profits.  Kahle also seeks injunctive relief enjoining UMS from using the Nexus System and requiring UMS to take delivery of work in process related to the Finesse System.  UMS disputes Kahle’s allegations that UMS terminated its agreement with Kahle for the Finesse System.  We intend to defend ourselves vigorously against these claims.

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business. See Part I, Item 1A Risk Factors – “Matters relating to or arising from the Investigation, including regulatory proceedings, litigation and potential additional expenses, may adversely affect our business and results of operations” of the 2015 10-K Amendment.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Fifth Amendment to the Credit Agreement, dated January 31, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto	X

10.2	Third Amendment to Royalty Agreement, dated January 31, 2016 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.	X

10.3	First Amendment to Exclusivity Agreement, dated January 31, 2016, by and between Unilife Corporation and Amgen Inc.	X

10.4

First Amendment to Stock Purchase Agreement, dated February 3, 2016, by and between Unilife Corporation and the institutional investor is incorporated by reference to Exhibit 10.1 of Unilife Corporation’s Current Report on Form 8-K filed February 3, 2016

10.5	Second Amendment to Exclusivity Agreement, dated February 5, 2016, by and between Unilife Corporation and Amgen Inc.	X

10.6	Sixth Amendment to the Credit Agreement, dated February 9, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto	X

10.7	Fourth Amendment to Royalty Agreement, dated February 9, 2016 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.	X

10.8	Third Amendment to Exclusivity Agreement, dated February 15, 2016, by and between Unilife Corporation and Amgen Inc.	X

10.9	Seventh Amendment to the Credit Agreement, dated February 16, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto	X

10.10*	Fifth Amendment to Royalty Agreement, dated February 16, 2016 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.	X

10.11*	Eighth Amendment to the Credit Agreement, dated February 22, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto	X

10.12	Sixth Amendment to Royalty Agreement, dated February 22, 2016 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.	X

10.13*	Securities Purchase Agreement, dated as of February 22, 2016, among Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc.	X

10.14*	6% Senior Secured Convertible Note Due 2023, dated February 22, 2016, in the amount of $30,000,000 issued by Unilife Corporation and Unilife Medical Solutions, Inc. to Amgen Inc.	X

10.15	Warrant, dated as of February 22, 2016, issued by Unilife Corporation to Royal Opportunities S.À R.L.	X

10.16

Consulting Agreement, dated March 11, 2016, by and between Unilife Corporation and Alan D. Shortall is incorporated by reference to Exhibit 10.2 of Unilife Corporation’s Current Report on Form 8-K filed March 14, 2016

10.17

General Release, dated March 11, 2016, by and between Unilife Corporation and Alan D. Shortall is incorporated by reference to Exhibit 10.1 of Unilife Corporation’s Current Report on Form 8-K filed March 14, 2016

10.18

General Release, dated March 11, 2016, by and between Unilife Corporation and Ramin Mojdeh, Ph.D. is incorporated by reference to Exhibit 10.3 of Unilife Corporation’s Current Report on Form 8-K filed March 14, 2016

Exhibit No.	Description of Exhibit	Included Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification of the Chief Executive Officer	X

32.2	Section 1350 Certification of the Chief Financial Officer	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**

Attached as Exhibits 101 are the following financial statements from Unilife Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015, (ii) Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statement of Stockholders’ Deficit for the nine months ended March 31, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2016	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)