Form 10-K
period 2016-06-30
Unilife Corp
filed 2016-10-24
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $69.8 million, computed by reference to the closing sale price of our common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of October 17, 2016, there were 17,342,043 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2016.

Explanatory Note

Unilife Corporation (the “Company,” “we,” “our” or “us”) is filing this Annual Report on Form 10-K (this “Annual Report on Form 10-K” or this “2016 10-K”) for the fiscal year ended June 30, 2016.

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

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements.  As a result of the Investigation, the Company was not able to timely file the 2016 10-K. Also, as the result of Investigation, the Company was not able to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “March 2016 10-Q”).Therefore, the Company is filing the 2016 10-K and is concurrently filing the March 2016 10-Q along with (i) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 2015 10-Q Amendment”); (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “December 2015 10-Q Amendment”); and (iii) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K Amendment”)   These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures.  See “Explanatory Note – Summary of Amendments” below for a summary of the specific amendments reflected in the September 2015 10-Q Amendment, the December 2015 10-Q Amendment and the 2015 10-K Amendment.

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

Controls and Procedures Considerations

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based on the COSO 2013 Framework.  Based on this evaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities.  Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, various material weaknesses existed at June 30, 2016.  In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2016.  In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

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

As a result of the foregoing, the Company is filing the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.  These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose the Material Weaknesses.  In addition, the Material Weaknesses that existed as of March 31, 2016 and June 30, 2016 and the relevant Related Party Transactions are disclosed where appropriate in the March 2016 10-Q and this 2016 10-K. The amended documents and the March 2016 10-Q and the 2016 10-K have all been filed concurrently.

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

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation.  The SEC or other external parties could request further documents and information from the Company.  The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note.  For information concerning the SEC’s ongoing investigation and such lawsuits, see Part I, Item 3. “Legal Proceedings” of this 2016 10-K.

Matters Relating to NASDAQ and Our Common Stock and ASX and our CDIs

The filing of this 2016 10-K and the March 2016 10-Q were delayed as a result of the Investigation.  As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  The notice received from NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements.  The staff at NASDAQ subsequently granted the Company an exception to file the March 2016 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed this 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1).  The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

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

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CDIs on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. Such trading in Australia will not resume until after the Company files the audited financial statements included in this 2016 10-K with the ASX, which the Company is doing concurrently with filing this 2016 10-K with the SEC.

As noted above, the Company is concurrently filing with the SEC the March 2016 10-Q and the 2016 10-K with the 2015 10-K Amendment, the September 2015 10-Q Amendment and the December 2015 10-Q Amendment.  Consequently, the Company currently believes that it has adequately remedied its non-compliance with NASDAQ’s listing rules within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied our current non-compliance (see Part I, Item 1A Risk Factors of this 2016 10-K – “We have not been in compliance with the requirements of NASDAQ for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our stockholders” below).

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

Trademarks, Trade Names and Service Marks

UNILIFE ® , UNIFILL ® , UNITRACT ® , UNIFILL FINESSE ® , RITA ® , PRECISION-THERAPY ® , FLEX-THERAPY ® , EZMIX ® , OCU-JECT ® , DEPOT-JECT ® , MICRO-JECT ® , and OCU-MIX ® are registered trademarks of the Company in the United States and in many international jurisdictions. UNIFILL ALLURE™, UNIFILL NEXUS™, UNIFILL SELECT™, EZMIX GENESIS™, EZMIX PRODIGY™, EZMIX ENGAGE™, IMPERIUM™, LISA™, AUTOMIX PRESTO™, READYTOGO™, and FLEXWEAR™ are common law trademarks of the Company in the United States and in many international jurisdictions. All trademarks, trade names or service marks referred to in this Annual Report on Form 10-K are the property of the Company unless otherwise indicated.

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

PART I

On May 13, 2016, pursuant to prior stockholder authorization, the Company effected a reverse split of the Company’s common stock, pursuant to which every ten (10) shares of common stock outstanding before the reverse split were converted into one (1) share of common stock after the reverse split. All share and per share amounts, and exercise and conversion prices for all periods presented in this 2016 10-K have been adjusted to reflect the reverse split as if it had occurred at the beginning of the first period presented.

Item 1.	Business

General

Unilife Corporation was incorporated under the laws of the State of Delaware in 2009 and is based in the Commonwealth of Pennsylvania. The Company began operations in Australia in 2002.

We are a designer, manufacturer, and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable products of our pharmaceutical and biotechnology customers. We believe our products are differentiated from conventional products, with innovative features and functionality designed to optimize the safe, simple, and convenient administration of injectable therapies. The majority of our products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, pre-filled and ready for administration by patients or health-care providers. We are able to customize products within each of our platforms to address specific customer, therapy, patient and/or commercial requirements.

Although we have a broad portfolio of injectable drug delivery systems, we are primarily focused on our portfolio of wearable injector products.  We expect that by focusing on active and new customer programs in our portfolio of wearable injector systems, we can improve our operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. Our wearable injector customers include Amgen Inc., MedImmune LLC (“MedImmune”), and Sanofi S.A. (“Sanofi”).

In addition to the filling, assembly and/or packaging of our products with injectable therapies, our customers are also, with respect to most of our products, responsible for the regulatory approval, sale and marketing of their final drug-device combination products. While at this point our products have not been sold to end users with our customers’ injectable therapies, we can generate revenue from customization programs, upfront fees, device and development materials and exclusivity fees.

Our focus is to operate our business with financial discipline, rigor, and efficiency, and to reduce our annual operating expenses. In parallel with targeted investment in research and development to support current and new customer programs relating to our portfolio of wearable injectors, we continue to evaluate opportunities to reduce our costs and improve operating efficiencies. During fiscal year 2016 we implemented several cost reduction and business realignment initiatives pursuant to which we reduced our headcount by approximately 90 employees.  Such reduction is expected to reduce annual operating costs by approximately $7.9 million.  Subsequent to that, the Company eliminated 10 additional positions in July 2016. The Company’s workforce was reduced to approximately 140 employees as of July 28, 2016, a reduction of more than 40% since January 2016 and a reduction of approximately 50% since July 1, 2015. A portion of this reduction is due to the Company’s determination not to backfill certain open positions. The Company has recorded a charge from severance and related costs from these cost reduction initiatives of approximately $0.7 million in the aggregate. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers.

Given that our primary focus is now on wearable injector products, we performed an evaluation of our current contracts relating to other product platforms and have determined that continued investment in other product platforms is not beneficial to the Company at this time. We are currently in various stages of negotiation with the customers for such products to wind down our activities under those customer contracts. We do not expect that these negotiations will impact our wearable injector products, and the outcome of these negotiations is still uncertain.  Regardless of the result of such negotiations, we intend to continue to prosecute and maintain the intellectual property related to the majority of our non-wearable injector products in the event it becomes financially attractive for the Company to further develop, customize, license or sell those products in the future. As part of this evaluation the Company recorded in its third fiscal quarter ended March 31, 2016 operating results a non-cash impairment charge of $26.6 million primarily related to certain prefilled syringe capital equipment located in its York facility as well certain capital equipment that was under construction held at various suppliers.

Our Business

We build long-term relationships with pharmaceutical and biotechnology companies in which we design, develop, manufacture, and supply them with innovative injectable drug systems that can be used to enhance and differentiate their injectable therapies. An injectable drug delivery system is a product that forms a part of a drug-device combination product that is utilized by a pharmaceutical or biotechnology company to facilitate the administration of a dose of an injectable therapy by patients or healthcare providers.

We believe our portfolio of injectable drug delivery systems, most notably our wearable injectors, is the most extensive and customer-centric in the industry and can accommodate the needs of a wide range of injectable therapies. While our proprietary products are designed with innovative features and functionality, they utilize standard materials to support drug compatibility and can be supplied to customers for seamless integration with standard filling processes and equipment.

Our products are designed to be produced as sub-assemblies, which are ready for filling with a measured dose of an injectable therapy, and the final assembly or packaging is conducted after filling. Once our products have been filled, assembled and/or packaged with an injectable therapy, they become classified for regulatory purposes as drug-device combination products. While we have yet to do so, we expect to submit most of our products to the U.S. Food and Drug Administration, or the FDA, and other pertinent foreign regulatory agencies, when our customers are seeking approval for their specific drug-device combination products. We will also file with international regulators, or support our partners in their international filings. In such instances, our customers will ultimately be responsible for seeking and obtaining regulatory approval of the drug-device combination product.

Each of our supply agreements that are currently in effect reflect such business-to-business partnerships under which we will sell our products to pharmaceutical customers who are ultimately responsible for the regulatory approval, marketing and sale of the drug-device combination product.  At the present time, none of our current product platforms has been evaluated by the FDA. Although we have multiple programs with large pharmaceutical companies under contract, none of our devices has been used by patients with a prescribed therapy to date.

Our modern U.S. production facility in York, Pennsylvania, advanced operational capabilities, quality and regulatory processes, and industry relationships allow us to support the injectable drug delivery requirements of our customers during the clinical development, regulatory approval process and lifecycle management of their injectable therapies.

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

Prior to the supply of a product to our customers, we may receive payments from our customers in the form of upfront or exclusivity fees or fees for the customization of our product platforms to address specific customer, therapy, patient or commercial requirements. Some customers seek to have a customization program completed prior to the signing of a commercial supply contract. Others may sign customization and supply contracts that encompass all stages of a long-term collaboration, including commercial sales.

We believe that if and when our customers begin selling our products commercially, our long-term supply contracts will provide predictable, recurring revenue and intrinsic growth that can be generated over periods of up to 15 years. We also expect to generate attractive blended operating margins as products from our wearable injector product platforms reach peak sales volumes.

Diversified Revenue Sources

In addition to commercial product sales, there are multiple other revenue streams that could be derived from various customer agreements, including pre-commercial product sales for customer activities such as clinical drug trials, license fees, milestone-based customization program payments, upfront fees, exclusivity payments and royalties from sales. The combination of revenue streams generated from each customer varies, based upon specific contract terms, timing, the scope of customization requirements, the commercial opportunity for the target therapy, as well as other competitive market factors.

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

Use of Our Products by Our Customers

Our products are designed for supply to pharmaceutical and biotechnology customers, or their appointed contract manufacturing organizations, in a sterile format where they are ready to be filled, assembled and/or packaged with a measured dose of an injectable therapy. We utilize standard materials within our products to support drug compatibility requirements. Components and related materials such as glass and elastomers are purchased by us from a network of established suppliers. These components and related materials are designed to be shipped either to our production facility in York, Pennsylvania, or to the designated facilities of production and supply partners to be manufactured into sub-assemblies. The sub-assemblies are shipped ready to be filled and assembled into a final combination product.

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

Product Platforms

As part of our commitment to identify and address unmet or emerging market needs for the delivery of injectable therapies, we pursue a platform-based approach to product design that encompasses product development capabilities and state-of-the-art manufacturing technology. The base technology underlying each platform is fully developed and protected by a comprehensive intellectual property portfolio. Our approach to modular platform design allows for efficient customization to meet the specific customer, therapy, patient or commercial requirements.

Our customer-centric business structure enables us to respond quickly and efficiently to customer requirements. We have established cross-functional teams that possess deep scientific expertise and strong technical capabilities. This strong level of industry and product expertise and customer-centric business structure represents a key competitive advantage allowing us to develop and supply innovative, customized products with accelerated timelines.

We have developed a broad portfolio of innovative, differentiated injectable drug delivery systems that are designed for use with a range of injectable therapies. While our primary focus is our portfolio of wearable injectors, existing and prospective customers may also seek to utilize additional proprietary products from a series of platform-based technologies across device segments including pre-filled syringes, disposable and reusable auto-injectors, drug reconstitution delivery systems, ocular delivery systems, and other systems for the targeted delivery of injectable therapies. Multiple product configurations and proprietary features are available within each platform, and we are able to further customize each product to specific customer, therapy, patient, or commercial requirements.

Average selling prices for our products can vary significantly across product platforms. Pricing within each platform can also vary, depending upon the level of product customization required, the number of units to be purchased by the customer, as well as other market dynamics. Customization, industrialization, development, and licensing fees accounted for substantially all of our consolidated revenue during the fiscal years ended June, 2016, 2015, and 2014.

Wearable Injectors

Our wearable injector portfolio is designed to support growing pharmaceutical demand for disposable drug delivery systems that can be worn on the body of a patient over pre-configured periods such as several minutes or several hours during the subcutaneous injection of a measured dose of an injectable therapy. All of our wearable injector products are designed to allow pharmaceutical and biotechnology companies to supply their therapies to end users in a pre-filled, pre-assembled and ready-to inject format for simple and convenient self-injection to minimize disruption to normal daily life during the period of therapy administration.

This portfolio includes the Precision-Therapy™ platform of bolus injection devices and the Flex-Therapy™ platform of basal infusion devices that are designed to contain and deliver injectable therapies with a measured dose volume between 2mL and 10mL.  We have also created smaller volume wearable injector platforms which are designed to enhance the containment, delivery and use of biologics with dose volumes less than 2mL that might otherwise be administered in prefilled syringes or disposable auto injectors.  Our Imperium™ platform combines the therapeutic advantages of an insulin drug pump with the simplicity and low cost of an insulin pen, and is designed to deliver concentrated insulins up to U-500 to help patients to gain better control over their blood glucose levels.

Each of our scalable, flexible platforms utilize standard materials such as glass cartridges and elastomers, do not require sterilization in their final form (no terminal sterilization required), and are designed ready for integration with standard filling processes and equipment. Products can be pre-configured to control the duration, rate and volume of dose delivery for an injectable therapy to the target patient. Our wearable injector products require only three device-related simple user steps to commence the therapy which can be summarized as (1) peel off the adhesive liner, (2) stick the product onto the body and (3) click the button to commence the injection.

Our wearable injectors can be configured to include a soft catheter that is automatically inserted into the body with the needle, and the catheter remaining in the body following retraction of the needle, enabling drug delivery and supporting patient comfort during drug delivery without an exposed needle. Another feature is a user interface with visual, audible, and/or tactile indication that can inform the user during each stage of use.

With many pharmaceutical and biotechnology companies seeking to select one wearable injector technology for use with multiple target injectable therapies or indications, we have developed our platforms so that each product can be efficiently customized to address specific therapy, patient or commercial requirements. Multiple customization options are available, including: dose volume ranging from 0.5mL up to 10mL; adaptability for drug dose viscosity; pre-configurable delivery duration periods from seconds to hours; bolus, basal, or variable dose delivery rates; and wireless data connectivity.

Other Drug Delivery Systems

We have developed a number of product platforms, including our Unifill® platform of pre-filled syringes, our LISA™ smart reusable and RITA™ disposable auto-injectors, our EZMix® platform of drug reconstitution delivery systems, and our Ocu-ject®, Ocu-mix®, and Depot-ject® ocular delivery systems.

We also have a strong background in the development of novel drug delivery systems that can enable and enhance the commercialization and administration of specialized injectable` device technologies. For example, our Micro-Ject™ delivery system is designed to optimize the accurate and precise delivery of therapies with microliter doses that are unsuited to conventional device technologies, including to the eye or other organs.

Research and Development

While we have invested extensively to develop a suite of products for the delivery of most injectable therapies, we expect that our primary research and development focus moving forward will relate to the customization of existing and next-generation wearable injector technologies that enable us to support new and existing customer programs.  We will need to continue to invest in research and development and innovate with respect to such products in order to compete successfully.

We incurred research and development expenses of $43.2 million, $52.5 million, and $34.1 million during fiscal years 2016, 2015 and 2014, respectively. As part of our ongoing cost reduction efforts, we expect research and development expense to decrease substantially in fiscal year 2017 relative to fiscal year 2016 and prior years.

Sales and Marketing

Our existing and prospective customers are pharmaceutical and biotechnology companies that develop and market a range of injectable therapies to treat a large number of acute, chronic and rare diseases. The majority of these existing and prospective customers are large, multinational businesses based in the U.S., Europe and Japan. Our customers typically have a number of injectable therapies, such as biologics including monoclonal antibodies, that are either approved or in clinical development and can be combined with our delivery systems to create a drug-device combination product. Customers are responsible for the regulatory submission of a drug-device combination product, and assuming approval is obtained, for the marketing and sale of such drug-device combination product as well.

We use a variety of direct channels to secure business with existing and prospective customers. In particular, we believe that our ability to secure long-term customer agreements is enhanced by having commercial development personnel with deep industry expertise and a strong network of relationships with pharmaceutical and biotechnology companies. This personnel is regularly in discussion with existing and prospective customers to identify and address their immediate or emerging requirements.

Customer Relationships

We are at various stages in the establishment and expansion of commercial relationships with pharmaceutical and biotechnology companies. It can take between one and three years or longer to execute a commercial supply agreement with a customer once a product request or business opportunity has entered our commercial pipeline. During this period, we and our prospective customer may enter into one or more initial agreements that may include materials transfer agreements or feasibility agreements whereby we or the customer may undertake a technical review process covering matters such as product development, quality and regulatory affairs, marketing, clinical affairs, manufacturing, material selection, formulation science and human factor studies. We may receive revenue from the prospective customer during this evaluation period for services we perform or evaluation units of our products we supply.

Once we are selected by a customer to customize or supply injectable drug delivery systems for use with one or more of their injectable therapies, we typically begin to generate revenue through sources including customization programs, product and product material sales, exclusivity fees, upfront fees or royalties. Certain of our customer contracts include exclusivity rights subject to, for example, annual minimum volume commitments, therapeutic markets and/or product configurations.

As of June 30, 2016, we were generating payments from multiple wearable injector programs involving a variety of our customers’ approved or under clinical development brand-name and generic products. We are not always aware of the products or product candidates for which our customers intend to use our products, and we are required under the terms of our customer contracts to keep what information we know about our customers’ programs confidential to protect our customers’ confidential commercial information.

Principal Customers

We are primarily focusing on active and new customer programs in our portfolio of wearable injectors. At the present time, although some of our customers have approved therapies, none of them has received or applied for regulatory clearance or approval from the FDA or from a foreign regulatory authority for the commercial sale of a drug-device combination product that incorporates our products.

Throughout the remainder of fiscal year 2017, we expect that our products may be utilized by our customers for a range of activities including, for example, compatibility studies, filling and packaging line validation, human clinical trials and human factor studies. Therefore, our revenue has been historically and is currently predominantly tied to the achievement of product development and other events that occur during the various stages in the establishment and advancement of commercial relationships with our customers. As a result, the customers that constitute a larger proportion of our revenue may change from year to year, or quarter to quarter, as different milestones are achieved and other events occur with different customers. A significant portion of our business is generated by a small number of major customers. As our industry, market demand and our customer base changes, our major customers may also change. Our top three customers generated over 91.0% of our total revenue in fiscal year 2016.

Amgen Inc.

In February 2016, we announced a strategic collaboration with Amgen Inc. for injectable drug delivery systems. This collaboration, which includes licensing, investment, development, and supply agreement components, is centered upon the use of Unilife’s portfolio of prefilled, customizable wearable injectors for medicines to enhance the patient experience. Subsequent to June 30, 2016, we have commenced wearable injector development programs under this collaboration.

Sanofi for Precision-Therapy®

In September 2014, we signed a worldwide master services and commercial supply agreement with Sanofi to be the sole provider of cartridge-based wearable injectors for all of Sanofi’s applicable large dose volume drugs, excluding insulins, for a minimum of 15 years. Additionally, the agreement allows Sanofi to make our wearable injectors available to Sanofi’s partners for use with applicable molecules under joint collaborations. In addition to an upfront payment and product sales, we anticipate we will continue to receive payments for customization programs relating to Sanofi molecules and indications as well as from customization programs conducted under joint collaborations with Sanofi partners.

MedImmune

In November 2013, we signed an agreement with MedImmune, the global biologics arm of AstraZeneca, to customize and supply products from our portfolio of wearable injectors for use with several target product candidates from MedImmune’s portfolio. We continue to receive payments for customization services from MedImmune under the agreement.

Other Customers

We have previously announced contracts with other customers covering products from across our portfolio of injectable drug delivery systems. Our primary focus is now on active and new customer programs in our wearable injector portfolio. We expect this primary focus to enhance operating efficiencies and better position Unilife to take advantage of commercial opportunities within the fast-growing wearable injector market, where we have industry-leading technology and a strong customer base.

Manufacturing

We manufacture sub-assemblies of our products at our manufacturing facility in York, Pennsylvania, which is registered with the FDA for the manufacture of medical devices. As discussed below under the header “Component Supply,” we outsource the production of many components and other raw materials used in the assembly of our products to third-party suppliers. We supply our products ready to be filled, assembled and/or packaged with a customer’s injectable therapy utilizing standard filling processes and equipment. The filling, assembly and/or packaging of our customers’ drug-device combination products incorporating our products is conducted either by our customers, or a contract manufacturing organization engaged by our customers.

Our manufacturing operations consist of a 165,000 square foot facility located on a 38 acre site in York, Pennsylvania that was opened in December 2010. In addition to multiple Class 7 and Class 8 clean rooms, the facility includes administrative offices, research and development laboratories, prototyping and automation fabrication facilities, a warehouse and expansion space. Activities we may undertake at our York facility include product design and development, production of sub-assemblies, packaging, quality assurance and supply chain management. All manufacturing and manufacturing related activities we undertake are guided by advanced business systems, such as SAP ERP that complement those systems commonly used by our customers.

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

Existing clean room space is used for the manufacture of components and related materials into sub-assembly components by using assembly lines. Although we commenced the process of expanding the size of our cleanroom space in calendar year 2015, we have not completed such expansion and we have not expanded our building footprint.  Given the Company’s current capital resources, the Company does not intend to commit additional resources to complete this expansion at this time.

The manufacturing systems we use vary depending on the type of product, its stage of commercialization and the unit production volume requirements of our customers. We utilize a modular platform-based design for our products to allow for an efficient, scalable approach to manufacturing. We believe that the long-term, forward-looking nature of the supply with our customers, gives us sufficient time to scale-up production capacities in line with demand.

In addition to our own production capacity, we work with a number of industry partners to whom we outsource various aspects of the production process, including the supply of elastomers, glass forming, injection molding, sterilization, and fill-finish. This broad supply chain enables the use of preferred materials from familiar component suppliers and helps to ensure that our products meet our customers’ rigorous quality standards.

Additionally, in November 2014 we announced the signing of a global strategic alliance agreement with Flextronics (now known as Flex), a leading end-to-end supply chain solutions company, to further expand the production capacity and scale-up capability of our product portfolio. Our agreement with Flex supports commercial demand from pharmaceutical customers seeking to leverage our products and services to enhance and differentiate their injectable therapies. In addition to using our own manufacturing facilities in York, Pennsylvania, Flex provides a secondary source of supply to us and our pharmaceutical customers for the manufacture and sourcing of components of our products. Flex is a leading and trusted provider of supply chain solutions for the pharmaceutical industry, and has long-term relationships with many of our current and prospective customers. Flex and their global manufacturing capabilities further enhance our supply chain network and generate attractive manufacturing and supply chain efficiencies and robustness.

Component Supply

We source many components and other materials utilized in the production of our products from a variety of qualified suppliers, with significant expertise in the medical device and pharmaceutical and biotechnology sectors. Some proprietary components are manufactured by appointed vendors utilizing molding capital equipment that Unilife owns. All of our suppliers are regularly audited by us to ensure compliance with applicable regulatory and quality requirements.

Intellectual Property

Patents, trademarks and other proprietary rights are very important to our business. We generate our own intellectual property and hold numerous patents and patent applications covering our existing and future products and technologies. We also rely on a combination of trade secrets and manufacturing know-how to protect our intellectual property. We enter into non-disclosure agreements with our vendors, suppliers and our customers to ensure the confidentiality of our technology. In addition, we require that all our employees sign confidentiality, non-compete and intellectual property assignment agreements. Our focus is to safeguard the intellectual property surrounding our products, manufacturing processes, and other related technologies to protect not only our position and growth opportunities, but also that of our strategic partners and customers.

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

As of July 2016, we had approximately 280 issued patents relating to our product platforms across more than 24 worldwide jurisdictions, including the U.S., the European Union, Australia, Japan, Israel, and China. These broad jurisdictions are strategically selected to reflect our customers’ markets, competitor spaces, and growth regions. Though granted patents expire at varying dates based on the filing date of the related application, the life of patents relating to our wearable injectors products expire between calendar years 2032 and 2036, with some patents for other products expiring earlier. Pending and/or future filed patent applications covering relevant advancements in these technologies could extend well beyond 2036 once granted.

We also have over 300 additional patent applications at various stages of examination with the United States Patent and Trademark Office and other international patent organizations, which may be granted as patents over the next two to five years. Additional patent applications are expected to be filed with national and international patent organizations during fiscal year 2017. Our patent filings broadly cover all of our existing product platforms, and pending applications address product improvements and next generation technologies.

Additionally, we have a broad and growing trademark portfolio. We have secured trademark registrations for the marks UNILIFE ® , UNIFILL ® , UNITRACT ® , UNIFILL FINESSE ® , RITA ® , PRECISION-THERAPY ® , FLEX-THERAPY ® , EZMIX ® , OCU-JECT ® , DEPOT-JECT ® , MICRO-JECT ® , and OCU-MIX ® in the U.S. and, for some such marks, in other key countries. We have pending trademark applications for several of these marks in other jurisdictions. UNIFILL ALLURE™, UNIFILL NEXUS™, UNIFILL SELECT™, EZMIX GENESIS™, EZMIX PRODIGY™, EZMIX ENGAGE™, IMPERIUM™, LISA™, AUTOMIX PRESTO™, READYTOGO™, and FLEXWEAR™ are our common law trademarks in the United States and in many international jurisdictions. We also have trademark registrations and pending applications for our other proprietary product platforms in a number of key countries, including the U.S.

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

A core business focus for many of our competitors is the production of commodity components such as glass barrels or elastomers and therefore these competitors are less likely to offer the diversity of suppliers that Unilife offers. Also, unlike Unilife, there are few established competitors that take responsibility for the entire injectable drug delivery system. Consequently, many pharmaceutical and biotechnology companies commonly purchase glass-based components from one supplier, and elastomer components from another supplier and are responsible for the delivery system.

Regulations

Our products are designed to be produced as sub-assemblies, which are ready for filling with a measured dose of an injectable therapy, and the final assembly or packaging is conducted after filling. Once our products have been filled, assembled and/or packaged with an injectable therapy, they become classified for regulatory purposes as drug-device combination products. While we have yet to do so, we expect to submit most of our products to the U.S. Food and Drug Administration, or the FDA, when our customers are seeking FDA approval for their specific drug-device combination products. We will also file with international regulators, or support our partners in their international filings. In such instances, our customers will ultimately be responsible for seeking and obtaining regulatory approval of the drug-device combination product.

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

In order to be eligible to market and sell a drug-device combination product, a customer will need to submit and receive approval of a New Drug Application, or NDA, biologics license application, or BLA, abbreviated new drug application, or ANDA, the appropriate prior approval supplement to an existing NDA, BLA or ANDA, or the foreign equivalent of any of the foregoing, which may include documentation of summative human factor studies, records of completion of all required clinical trials, and compliance with cGMP across the development, production and delivery of the drug-device combination product, including process validation of the commercial-scale manufacturing and assembly processes that will be used to create the components for filling, assembly and/or packaging of the drug-device combination product. For a drug-device combination product, it is possible that our customers will be required to submit marketing applications through both the drug or biologic and medical device pathways. The process of obtaining FDA marketing clearance or approval can be lengthy, expensive, and uncertain. We cannot be sure how the FDA, EMA or other foreign regulatory authority will regulate our customers’ drug-device combination products, in which case the path to regulatory approval would be different and could be more lengthy and costly. As an FDA-registered medical device manufacturer and a component supplier to our customers, we are required to comply with cGMP for any products we supply to our customers for clinical or commercial use.

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

Commercial and Regulatory Status

Our products include our wearable injectors, disposable and reusable auto-injectors, drug reconstitution delivery systems, pre-filled syringes, ocular delivery systems and other systems for the targeted delivery of injectable therapies. It is the responsibility of our customers to apply for and obtain final regulatory approval from the FDA or foreign regulatory authorities of each drug-device combination product that incorporates any of our products before the drug-device combination product can be sold commercially to end users. This is the commercial and regulatory process contemplated in each of our current customer supply agreements.

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

Manufacturing and operations

As an FDA-registered medical device manufacturer and a component supplier to our customers, we are required to comply with cGMP for any products we supply to our customers for clinical or commercial use. Our QMS is regularly audited by regulatory bodies, such as the FDA. In addition, our QMS is also regularly audited by existing and prospective customers. Our QMS is certified to ISO 13485 and operates in compliance with cGMP. If we are unable to manufacture our products in the quantities and at the prices set forth in our customer agreements, satisfy our customers’ manufacturing scale-up needs, comply with cGMP or otherwise meet the specific terms of our customer agreements, such failures could have a material adverse impact on our business, prospects, results of operations, cash flows and financial condition.

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

Employees

As of June 30, 2016, we had approximately 160 employees, of whom 138 were engaged in operations, including research and development, quality assurance and manufacturing activities, 2 were engaged in sales and marketing activities and 20 were engaged in finance, legal, and other administrative functions.

Most of our employees are located at either our York, Pennsylvania or King of Prussia, Pennsylvania facilities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Financial Information about Geographical Areas

See Note 4 to our consolidated financial statements for information regarding our revenue by geographic area.

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

The Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in connection with the Investigation (see Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K for additional information regarding such lawsuits).  We will continue to incur legal fees in connection with these pending cases and, pursuant to applicable law and the Company’s Bylaws, will incur expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant.

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

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based on the COSO 2013 Framework.  Based on this evaluation, management has determined that under the oversight of the Board and the leadership of Mr. Shortall, the Company did not have an effective control environment, risk assessment process, information and communication process and monitoring activities.  Additionally, because of the Company’s findings from the Investigation, the Company is unable to rely on certain personnel, processes and internal controls, and as such, various material weaknesses existed at June 30, 2016.  In light of such material weaknesses, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2016.  In addition, the Company has concluded that, as of such dates, there were material weaknesses in the Company’s disclosure controls and procedures (together with the material internal control weaknesses, the “Material Weaknesses”) as a result of the material internal control weaknesses.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible.  The implementation of the Company’s remediation plans has commenced (see Part II, Item 9A. Controls and Procedures in this Annual Report on Form 10-K for additional information regarding such material weaknesses and such remediation process).  However, there can be no assurance as to when such material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate such material weaknesses, or the development of new material weaknesses in our disclosure controls and procedures or internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our business, financial condition and the trading price of our common stock.

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

Our business does not generate the cash necessary to finance our operations and has consumed substantial amounts of cash to date. We incurred net losses during fiscal years 2016, 2015 and 2014 of $100.8 million, $90.8 million and $57.9 million, respectively. We expect to continue to incur losses and use cash during fiscal year 2017 and through at least fiscal year 2018. Without modifications to our existing payment obligations or receipt of additional funding, we will require additional capital to continue our operations for the next twelve months. As of June 30, 2016, cash and cash equivalents were $18.7 million, restricted cash was $2.4 million and the book value of our long-term debt was $105.1 million..  In addition, at September 30, 2016, cash and cash equivalents were $6.0 million and restricted cash was $2.1 million.

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

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2016 (the “Third Quarter 10-Q”) and this Annual Report on Form 10-K with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

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

We are or have been involved in a number of lawsuits.  See “Part I, Item 3. Legal Proceedings” in this Annual Report on Form 10-K for a more detailed description of these lawsuits. We intend to contest all of these cases vigorously and will explore all options, as appropriate, in the best interests of the Company.  However, as with all litigation, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts, or that we will enter into monetary settlements in one or more of these cases, which may or may not be covered by insurance.  The time and cost of such litigation, as well as the ultimate outcome of such litigation, whether or not we are successful, could divert management’s attention from our business and could adversely affect our business, operations, cash flows and/or financial condition.

Recent changes in our management team may be disruptive to, or cause uncertainty in, our business, results of operations, financial condition, and the market price of our common stock.

During the second half of fiscal year 2016, the Company implemented significant changes in its Board and management team composition (see the “Explanatory Note – Management and Board Changes” to this Annual Report on Form 10-K for additional information regarding such changes to our Board and management team composition).  These changes may be disruptive to or cause uncertainty in our business. The failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could also negatively affect our business. These matters could have a material adverse impact on our results of operations, financial condition, and the market price of our common stock.

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

We were delinquent in the filing of the Third Quarter 10-Q and this Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As a result, we have not been in compliance with the listing rules of NASDAQ. On July 18, 2016, and subsequently on October 4, 2016, we submitted a compliance plan and an updated compliance plan, respectively, to NASDAQ and were granted an exception to file our Third Quarter 10-Q and any other delinquent periodic financial reports on or before November 7, 2016 in order to enable us to regain compliance with the listing rules. We filed our Third Quarter 10-Q concurrently with the filing of this Annual Report on Form 10-K. As a result, we currently believe that we have adequately remedied our non-compliance with NASDAQ’s Listing Rule 5250(c)(1) within NASDAQ’s terms of exception. However, because the Company did not maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 for the last 30 consecutive business days, the Company is no longer in compliance with NASDAQ Listing Rule 5450(b)(2)(A). The Company has been provided a period of 180 calendar days, or until April 17, 2017, to regain compliance with the minimum MVLS listing requirement.  If at any time on or before April 17, 2017, the MVLS of the Company’s common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company with written confirmation that the Company has achieved compliance with the minimum MVLS listing requirement and the matter will be closed. There can be no assurance that NASDAQ will concur that we have remedied our non-compliance with NASDAQ Listing Rule 5250(c)(1) or that we will be able to adequately remedy our non-compliance with NASDAQ

Listing Rule 5450(b)(2)(A), in which case our common stock could remain subject to delisting by NASDAQ. If our common stock were delisted, there can be no assurance whether or when it would again be listed for trading on NASDAQ or any other securities exchange. In addition, the market price of our shares might decline and become more volatile, and our stockholders might find that their investment in our shares has limited liquidity. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

In addition, on October 20, 2010, Cross Farm entered into a Loan Agreement with First National Bank (“FNB”), formerly Metro Bank, as amended in connection with the Amended OrbiMed Credit Agreement on March 12, 2014, or the Metro Bank Loan. The Metro Bank Loan is secured by a mortgage lien and a continuing security interest in Cross Farm’s personal property, and contains certain customary covenants, including the maintenance of $2.4 million of restricted cash that must remain in cash deposits (on which FNB has a first priority security interest). In addition, we are required to maintain a cash balance of $3.0 million inclusive of the $2.4 million of restricted cash. Upon the occurrence of an event of default under the agreement evidencing the Metro Bank Loan, there is a risk that FNB could obtain rights to the secured assets. Additionally, FNB could elect to declare all amounts outstanding under the Metro Bank Loan to be immediately due and payable.

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

The Company has been implementing cost reduction measures as it focuses operations on the programs of key strategic customers.  During fiscal year 2016, the Company implemented several cost reduction and business realignment initiatives pursuant to which the Company reduced its headcount by approximately 90 employees.  Such reduction is expected to reduce annual operating costs by approximately $7.9 million.  Subsequent to that, the Company eliminated 10 additional positions in July 2016. The Company’s workforce was reduced to approximately 140 employees as of July 28, 2016, a reduction of more than 40% since January 2016 and a reduction of approximately 50% since July 1, 2015. A portion of this reduction is due to the Company’s determination not to backfill certain open positions. The Company has recorded a charge from severance and related costs from these cost reduction initiatives of approximately $0.7 million in the aggregate. The Company does not believe that these cost reduction initiatives will negatively impact its ability to serve its customers. We may have further cost reduction initiatives in the future. Risks associated with such measures include adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business.

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

In addition, as of October 17, 2016, 1,887,847 shares of our common stock are subject to outstanding stock options and warrants. We have registered the shares issuable upon the exercise of options granted under our Amended and Restated 2009 Stock Incentive Plan. If these options and warrants are exercised and the holders sell their shares, such sales could have an adverse effect on the market price of our common stock.

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

We also lease 52,000 square feet of office space in King of Prussia, Pennsylvania (“King of Prussia Facility”) to support our research and development activities. The initial term of the King of Prussia Facility lease expires on June 30, 2022. Our annual occupancy expense under this lease is $1.2 million.  As previously disclosed in a Current Report on Form 8-K dated July 28, 2016, on June 20, 2016, we subleased a portion (the “Subleased Portion”) of the King of Prussia Facility. During the term of the sublease, which commenced on October 1, 2016 and will end on March 31, 2019, the Company will receive an aggregate of approximately $1.3 million in rent with respect to the Subleased Portion. During the same time period, the Company will be obligated under the Company’s lease agreement relating to the King of Prussia Facility to pay an aggregate of approximately $1.9 million in rent with respect to the Subleased Portion. Assuming the sublessor exercises its renewal option, the Company will receive approximately an additional $1.9 million over the renewal term of April 1, 2019 through June 30, 2022 and the Company will be obligated under the Company’s lease agreement relating to the King of Prussia Facility to pay an aggregate of approximately $2.5 million over the same time period. The Company ceased using the Subleased Portion as of July 20, 2016.

Item 3.	Legal Proceedings

Talbot Smith and SEC Investigation

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

The Company has also reported to the SEC on the Company’s findings from the Investigation, has responded to questions from the Staff regarding the Investigation and is cooperating fully with the Staff. At this time, the SEC has not indicated whether any fines or penalties will be assessed against the Company in relation to these matters.

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

Cambridge Retirement System

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

Biodel Inc.

On September 14, 2015, Unilife Medical Solutions Inc., a subsidiary of the Company (“UMSI”),was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin UMSI from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and UMSI; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that UMSI had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that UMSI had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement. The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

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

Edward Fine

On March 24, 2016, Edward Fine filed a complaint against the Company and Unilife Medical Solutions Limited (“UMSL”) in the Superior Court of New Jersey.  The complaint alleges that the Company and UMSL are in breach of contract and have been unjustly enriched as a result of UMSL’s failure to pay certain required payments under a consultancy agreement between Mr. Fine and UMSL.  Pursuant to the complaint, Mr. Fine is seeking monetary damages in the amount of $0.3 million in the aggregate. The Company believes that Mr. Fine’s claims and demands for relief are wholly without merit and the Company is vigorously defending the action.  On August 15, 2016, we filed an Answer, Affirmative Defenses and Counterclaims, wherein we asserted counterclaims against Mr. Fine for fraud, civil conspiracy, unjust enrichment, breach of contract, and breach of the implied covenant of good faith and fair dealing arising out of Mr. Fine’s role in certain previously disclosed transactions involving Mr. Fine and Jim Bosnjak, the

Company’s former Chairman of the Board.  For additional information regarding such transactions, see “Explanatory Note - Bosnjak Loan Payments and Unrepaid Personal Expenses” above.  This action is currently in a 450-day discovery period which commenced on July 29, 2016.

Class Action Litigation

On May 26 and 27, 2016, two putative class actions were filed in the United District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, the Company and four individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint.  The Company intends to vigorously contest this lawsuit.

Derivative Litigation

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

Kahle Automation, S.r.l.

On August 17, 2016, Kahle Automation, S.r.l. (“Kahle”) filed a complaint against UMSI in the United States District Court for the District of New Jersey.  The complaint alleges that UMSI breached contracts with Kahle for Kahle’s supply of automation systems for UMSI’s Nexus and Finesse product lines.  Kahle seeks monetary damages of $4.2 million which includes alleged damages that we believe are not recoverable, such as $0.9 million for bank fees, and $0.8 million for lost profits.  Kahle also seeks injunctive relief enjoining UMSI’s from using the Nexus System and requiring UMSI to take delivery of work in process related to the Finesse System.  UMSI disputes Kahle’s allegations that UMSI terminated its agreement with Kahle for the Finesse System.  We intend to defend ourselves vigorously against these claims.

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business. See Part I, Item 1A Risk Factors – “Matters relating to or arising from the Investigation, including regulatory proceedings, litigation and potential additional expenses, may adversely affect our business and results of operations” of this 2016 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing February 16, 2010, our shares of common stock began trading on the Global Market of The NASDAQ Stock Market LLC, or the NASDAQ Global Market, under the symbol “UNIS”. Our shares of common stock have also traded in the form of CDIs representing one-sixtieth of a share of our common stock, on the ASX under the symbol “UNS” since January 18, 2010. Prior to that date, the ordinary shares of our predecessor UMSL were traded on the ASX under the symbol “UNI”.

The following table sets forth, for the periods indicated, the high and low prices for our common stock on the NASDAQ Global Market:

Period	High	Low
Fiscal Year 2016:
First Quarter	23.50	8.60
Second Quarter	11.40	4.20
Third Quarter	12.90	6.00
Fourth Quarter	7.30	2.31
Fiscal Year 2015:
First Quarter	33.10	22.00
Second Quarter	41.00	20.00
Third Quarter	49.00	32.30
Fourth Quarter	41.30	20.00

Holders

As of October 17, 2016, we had 17,342,043 shares of common stock outstanding, and there were 359 holders of record of our common stock, including CHESS Depositary Nominees which held shares of our common stock on behalf of 7,972 CDI holders. The closing sales price for our common stock on October 17, 2016 was $1.63 as reported by the NASDAQ Global Market.

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

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the year ended June 30, 2016.

Performance Graph

The performance graph shown below compares the change in cumulative total stockholder return on shares of common stock with the NASDAQ Stock Market Index (US) and the Nasdaq Health Care Index (US) from fiscal year 2012 through fiscal year 2016. The graph sets the beginning value of shares of common stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of shares of common stock.

	6/30/2012	6/28/2013	6/30/2014	6/30/2015	6/30/2016
Unilife Corp.	100.00	93.79	87.57	63.61	9.73
Nasdaq Composite Index	100.00	115.95	150.19	169.91	164.99
Nasdaq Health Care Index	100.00	131.58	181.64	247.05	187.69

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data as of and for each of the fiscal years in the five-year period ended June 30, 2016. The statements of operations data for the fiscal years 2016, 2015 and 2014 and the balance sheet data as of June 30, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All such data should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto included elsewhere in this report. The statements of operations data for the fiscal years ended June 30, 2013 and 2012 and the balance sheet data as of June 30, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Years Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands, except share data)
Statements of Operations Data:
Revenue(a)	$14,841	$13,158	$14,689	$2,743	$5,519
Net loss	(100,783)	(90,849)	(57,899)	(63,198)	(52,302)
Basic and diluted net loss per share	(7.04)	(8.10)	(5.90)	(7.79)	(7.75)
Balance Sheet Data:
Total assets	$87,661	$95,413	$80,665	$68,076	$81,956
Long-term debt, including current portion	105,114	79,455	54,345	23,546	28,413

(a)

Includes $2.3 million, $2.6 million, and $4.1 million in connection with our former exclusive licensing agreement and our industrialization agreement with Sanofi in the fiscal years ended June 30, 2014, 2013, and 2012, respectively.

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

Although we have a broad portfolio of proprietary product platforms, we have focused our business on our wearable injector products.  We expect that by focusing primarily on active and new customer programs in our portfolio of wearable injector systems, we will improve our operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. Our wearable injector customers include Amgen Inc., MedImmune LLC (“MedImmune”), and Sanofi S.A. (“Sanofi”).

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

The Investigation identified certain related party and other transactions which the Company had not previously publicly disclosed or recorded in its financial statements.  Also, as the result of Investigation, the Company was not able to timely file its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “March 2016 10-Q”) or this Annual Report on Form 10-K (the “2016 10-K”). As a result, the Company is filing this 2016 10-K and is concurrently filing the March 2016 10-Q along with (i) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 2015 10-Q Amendment”); (ii) an amendment to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “December 2015 10-Q Amendment”); and (iii) an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 10-K Amendment”).  These amendments are being made to correct immaterial errors in the previously reported financial statements and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures.  See “Explanatory Note” above for a summary of the results of the Investigation and of the specific amendments reflected in the September 2015 10-Q Amendment, the December 2015 10-Q Amendment and the 2015 10-K Amendment.

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

Investigation and Litigation Related to this Matter

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation.  The SEC or other external parties could request further documents and information from the Company.  The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the matters set forth in this Explanatory Note.  For information concerning the SEC’s ongoing investigation and such lawsuits, see Part I, Item 3. “Legal Proceedings” of this 2016 10-K.

Matters Relating to NASDAQ and Our Common Stock and ASX and our CDIs

The filing of this 2016 10-K and the March 2016 10-Q were delayed as a result of the Investigation.  As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  The notice received from NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements.  The staff at NASDAQ subsequently granted the Company an exception to file the March 2016 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed this 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1).  The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

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

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CDIs on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. Such trading in Australia will not resume until after the Company files the audited financial statements included in this 2016 10-K with the ASX, which the Company is doing concurrently with filing this 2016 10-K with the SEC.

Key Factors Affecting Performance and Financial Condition

We are party to several agreements with our customers, including customers with whom we have entered into customization, development and/or supply agreements. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the fiscal year ended June 30, 2016.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. See “Liquidity and Capital Resources Discussion” below.

Revenue

Our revenue is currently generated from customization, industrialization and development fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization and development fees accounted for substantially all of our consolidated revenue for the fiscal year ended June 30, 2016. We expect that the Company’s revenue will continue to fluctuate on a quarter to quarter basis.  A significant portion of our business is generated by a small number of major customers.  Our top three customers generated approximately 91% of our total revenue in fiscal 2016. As our industry, market demand and our customer base changes, our major customers may also change. However, we expect that a significant portion of our future annual revenue will be concentrated among a few customers.

Operating Expenses

Our operating expenses had been increasing primarily as a result of increased research and development efforts in response to increasing demand from our customers for our products and services and anticipated market demand. The increase in research and development costs also related to the costs of products and components supplied to existing and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of customer agreements. However, during fiscal year 2016 we implemented several cost reduction and business realignment initiatives that were previously disclosed, pursuant to which we reduced our headcount by approximately 90 employees.  Such headcount reductions are expected to reduce annual operating costs by approximately $7.9 million. We expect to further reduce our annual operating costs by not backfilling certain open positions. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers.

Also as a result of these initiatives, our research and development expense decreased from approximately $17.0 million in the fourth quarter of fiscal year 2015 to approximately $7.4 million in the fourth quarter of fiscal year 2016, or approximately 56%. Selling, general and administrative expense decreased from approximately $9.4 million in the fourth quarter of fiscal year 2015, to approximately $7.6 million in the fourth quarter of fiscal year 2016, or approximately 20%.

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

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 4 to our audited consolidated financial statements, areas that are particularly significant and critical include:

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

We recognized $14.8 million, $13.2 million and $14.7 million of revenue during fiscal years 2016, 2015 and 2014, respectively, as follows:

During the fiscal year 2016, we recognized $4.5 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Milestones completed during the year included various customization activities, device design, devices developed for use in customer evaluation testing, compatibility testing, user studies, and verification activities.

During fiscal year 2016, we recognized $5.3 million in revenue related to services rendered on a time and materials basis, proportional performance method and/or straight-line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the fiscal year ended June 30, 2016, we recognized $5.0 million in revenue related to an agreement with a customer to provide exclusivity for a defined period of time to evaluate certain drug delivery alternatives as the requisite exclusivity period expired during the fiscal year.

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

As required under generally accepted accounting principles, the Company is required to evaluate goodwill for impairment at least annually and more frequently if certain trigger events occur.  The Company determined that the culmination of the Strategic Process and the decision to focus primarily on the wearable injector business constituted trigger events that occurred in the quarter ended March 31, 2016 requiring an evaluation of the carrying value of the Company’s goodwill. Potential impairment of goodwill is identified by comparing the fair value with its carrying value.

The Company performed a goodwill valuation as of March 31, 2016 using a combination of the market approach and a discounted cash flow method under the income approach. The Company determined an overall business enterprise value (determined by the fair of equity plus the fair value of debt) by taking a weighted average form the results of the discounted cash flow under the income approach (40%) and the market approach based on the Company’s market capitalization (60%). Under the income approach, the Company calculates the fair value of its reporting unit based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external market changes and to estimate the future cash flows used to measure fair value. The Company’s estimate of cash flows consider past performance, current and anticipated market conditions, and internal projections and operating plans which incorporate estimates for sales growth, profitability and capital spending. Additional assumptions include forecasted growth rates and estimated discount rates which are risk adjusted for current market conditions. The Company believes such assumptions reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar purposes but are subject to change due to changing conditions.  The weighting of the results of each method to assess the overall business enterprise value was considered reasonable as greater weight was given to the market capitalization based on the quoted stock price as this is considered more reliable information as it is publicly available and not subject to management judgment or estimate, whereas, discounted cash flow under the income approach is subject to management estimates and judgments.

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

The Company performed a Step 2 valuation of goodwill by valuing certain intangible assets (primarily patents, trademarks and tradenames). The Company considered the impact of all assets and liabilities in allocating the fair value of the Company to determine the implied fair value of goodwill and whether any impairment is indicated. The Company believes these intangible assets would generate the most significant difference between fair value and book value as part of completing a Step 2 purchase price allocation for the purpose of determining the value of goodwill for impairment. The valuation of intangible assets was performed using the relief from royalty method under the income approach. This method utilizes the Company’s revenue projections and assigns values based on determination of appropriate royalty rates considering relevant industry information. The Company then utilized the fair value of its intangible assets along with the implied fair value of its other assets and liabilities to determine the residual fair value compared to the carrying value of goodwill.  The residual fair value based on the results of the Step 2 valuation indicated there was no impairment of goodwill.

The Company considered that the results of the valuation of goodwill indicated there was no impairment of goodwill and also indicated significant cushion between the implied fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of March 31, 2016.

The Company completed its annual goodwill valuation as of June 30, 2016. The Company performed a goodwill valuation as of June 30, 2016 using a combination of the market approach and a discounted cash flow method under the income approach to determine the overall business enterprise value and then performed a Step 2 valuation of the fair value of its assets and liabilities to determine the residual fair value of goodwill. The Step 2 valuation also valued the Company’s intangible assets using the relief from royalty method under the income approach. Based on the results of the goodwill valuation as of June 30, 2016, there was no impairment of goodwill. The Company considered that the results of the valuation of goodwill also indicated significant cushion between the implied fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of June 30, 2016.

The Company did not record any goodwill impairments during fiscal years 2016, 2015 or 2014.

Definite-lived intangible assets include patents which are amortized on a straight-line method over their estimated useful lives of 15 years and are included in other assets. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. Definite-lived intangible assets were less than $0.1 million as of June 30, 2016 and 2015 and are recorded in other assets on the consolidated balance sheet. There were no impairments recorded on intangible assets during the years ended June 30, 2016, 2015 or 2014.

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

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In February 2016, the Company completed its review of strategic alternatives and announced the formation of a strategic collaboration centered upon the use of the Company’s portfolio of prefilled, customizable wearable injectors. In connection with this focus, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. The Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets are impaired. The Company recorded a $26.6 million non-cash asset impairment charge in the third quarter of fiscal 2016 to machinery and equipment and construction in progress. The impairment was based on the future expected use of certain equipment in the production of its product. The equipment is customized for the production of medical devices and as a result of the decision not to continue to produce certain products the related equipment was written-off as any value was determined to be nominal, if any.

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

The carrying value of financial instruments such as accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. We believe that the current carrying amount of our long-term debt approximates fair value based on the adjustment of carrying value of our term loan to its fair value as of June 30, 2016. With respect to the consideration provided to ROS (as defined below) in the form of warrants and the terms of the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company evaluated whether the debt was modified or extinguished pursuant to ASC 470-50, Debt – Modifications and Extinguishments.  The Company determined that the previous debt was extinguished and recorded the modified debt at fair value ($51.3 million).  The Company recorded a gain on debt extinguishment during fiscal 2016 of $2.9 million which consisted of the remeasurement of the debt at fair value offset by the value of the warrants as of the Counterparty Effective Date and the deferred financing costs previously associated with the term loan

We have elected to measure our royalty liability at fair value in accordance with ASC 825, Financial Instruments. The fair value of the royalty liability is based on significant inputs not observable in the market, which require it to be reported as a Level 3 liability within the fair value hierarchy. The valuation uses a methodology and assumptions that we believe would be made by a market participant. In particular, the valuation analysis uses a discounted cash flow methodology under the income approach based on the present value sum of payments to be made in the future. The fair value of the royalty liability is estimated by applying a risk adjusted discount rate to the adjusted royalty revenue stream. These fair value estimates are most sensitive to changes in the payment stream.

We have elected to measure our derivative financial instruments in accordance with ASC 815-40, Derivative and Hedging — Contracts in Entity’s Own Equity. Instruments which do not have fixed settlement provisions are deemed to be derivative instruments.

The fair value of the warrant liability is based on a Black-Scholes valuation.  The fair value estimates are most sensitive to changes in our share price.

The fair value of the derivative liability is based on the average of a Monte Carlo model and a lattice model.  The fair value estimates are most sensitive to changes in our share price.

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

Recently Issued Accounting Pronouncements

See note 4 “Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Results of Operations

The following table summarizes our results of operations for fiscal years 2016, 2015 and 2014:

	Fiscal Years Ended June 30,
	2016	2015	2014
	(in thousands, except per share data)
Revenue	$14,841	$13,158	$14,689
Research and development	43,191	52,487	34,111
Selling, general and administrative	43,196	36,176	27,894
Asset impairment charge	26,580	—	—
Depreciation and amortization	5,491	4,923	4,079
Total operating expenses	118,458	93,586	66,084
Operating loss	(103,617)	(80,428)	(51,395)
Interest expense	10,187	6,368	7,332
Change in fair value of financial instruments	(9,899)	4,279	(600)
Gain on debt extinguishment	(2,881)	—	—
Other (income) expense, net	(241)	(226)	(228)
Net loss	$(100,783)	$(90,849)	$(57,899)
Net loss per share:
Basic and diluted net loss per share	$(7.04)	$(8.10)	$(5.90)

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue. Revenue increased by $1.7 million, or 12.8%, during fiscal year 2016 compared to fiscal year 2015 due to more revenue being recognized related to development activities for various customers. During fiscal year 2016, we recognized $4.5 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. During fiscal year 2016, we recognized $5.3 million in revenue related to services rendered on a time and materials basis, proportional performance method, completed contract method, and/or straight-line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During fiscal 2016, we recognized $5.0 million in revenue related to an agreement with a customer to provide exclusivity for a defined period of time to evaluate certain drug delivery alternatives as the requisite exclusivity period expired during the fiscal year. During fiscal year 2015, we recognized $5.1 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. During fiscal year 2015, we recognized $8.1 million in revenue related to services rendered on a time and materials basis pursuant to customer agreements to provide various customization and development services.

Research and development expenses.  Research and development expenses decreased in fiscal year 2016 by $9.3 million, or 17.7%, compared to fiscal year 2015 primarily due to decreased tooling, prototype, and material costs of $5.8 million, decreased third-party contracting costs of $1.2 million, decreased payroll and related costs of $1.0 million, decreased travel costs of $1.0 million and decrease in other costs of $1.2 million offset by increased share-based compensation expense of $0.9 million.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased in fiscal year 2016 by $7.0 million, or 19.4%, compared to fiscal year 2015, primarily due to increased transaction costs of $5.0 million in connection with the Strategic Process and increased legal fees of $1.2 million offset by decreased travel costs of $0.9 million and decreased other costs of $0.2 million. Share-based compensation increased by $1.2 million and payroll and related costs increased by $0.7 million primarily in connection with the departure of our former CEO and COO in March 2016 which were partially offset by cost reductions as a result of business realignment initiatives.

Asset impairment charge. The Company incurred $26.6 million of non-cash asset impairments during the year ended June 30, 2016 related to non-wearable injector machinery and equipment.

Depreciation and amortization expense.  Depreciation and amortization expense increased in fiscal year 2016 by $0.6 million, or 11.5%, compared to fiscal year 2015, primarily as a result of additional equipment previously placed in service.

Interest expense.  Interest expense increased in fiscal year 2016 by $3.8 million, or 60.0%, compared to fiscal year 2015, primarily attributable to interest on the OrbiMed Financing ($3.2 million) and the 2016 Convertible Note ($0.7 million) offset by a decrease in capitalized interest ($0.1 million).

Change in fair value of financial instruments.  Change in fair value of financial instruments decreased by $14.2 million in fiscal year 2016 compared to fiscal year 2015. A decrease of $7.9 million is related to the change in the fair value of the Royalty liability in connection with the OrbiMed Financing which is revalued each quarter.   A decrease of $9.2 million is due to revaluation of the warrant liability due to a decrease in the Company’s share price. A decrease of $1.3 million is due to revaluation of the derivative liability due to a decrease in the Company’s share price. An increase of $4.2 million is related to the revaluation of the Preferred Stock Conversion liability.

Net loss and net loss per share.  Net loss during fiscal years 2016 and 2015 was $100.8 million and $90.8 million, respectively. Basic and diluted net loss per share was $7.04 and $8.10 during fiscal years 2016 and 2015, respectively, on weighted average shares outstanding of 14,467,510 and 11,219,490 during fiscal years 2016 and 2015, respectively. The increase in the weighted average shares outstanding was primarily due to the New Sales Agreement and Purchase Agreement (each as defined below) as well as conversions of preferred shares under the Preferred Stock Purchase Agreement.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue. Revenue decreased by $1.5 million, or 10.4%, during fiscal year 2015 compared to fiscal year 2014 due to less revenue being recognized related to development activities for various customers. During fiscal year 2015, we recognized $5.1 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. During fiscal year 2015, we recognized $8.1 million in revenue related to services rendered on a time and materials basis, proportional performance method and/or straight-line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During fiscal year 2014, we recognized $8.1 million in revenue related to substantive milestones that were completed during the year pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. During fiscal year 2014, we recognized $4.3 million in revenue related to services rendered on a time and materials basis pursuant to customer agreements to provide various customization and development services. Also, during fiscal year 2014, we recognized $2.3 million of revenue related to our development agreement with Sanofi which was superseded by a supply agreement with Sanofi.

Research and development expenses.  Research and development expenses increased in fiscal year 2015 by $18.4 million, or 53.9%, compared to fiscal year 2014 primarily due to increased payroll and related costs of $7.5 million and increased share-based compensation expense of $0.7 million related to increased headcount to support ongoing and future customer programs, as well as increased material and tooling costs of $8.5 million, and increased other costs of $1.7 million related to customer programs. The increased investment in research and development during fiscal year 2015 related to the supply of products and components to existing customers including for customization, industrialization and development programs and prospective customers to support evaluation processes and user studies that are typically undertaken prior to the anticipated signing of contracts.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased in fiscal year 2015 by $8.3 million, or 29.7%, compared to fiscal year 2014, primarily due to increased share-based compensation expense of $2.8 million, increased legal and professional fees of $2.3 million, increased payroll and related costs of $2.2 million and increased other administrative costs of $1.0 million.

Depreciation and amortization expense.  Depreciation and amortization expense increased in fiscal year 2015 by $0.8 million, or 20.7%, compared to fiscal year 2014, primarily as a result of machinery and equipment placed in service during the fiscal year 2015.

Interest expense.  Interest expense decreased in fiscal year 2015 by $1.0 million, or 13.1%, compared to fiscal year 2014, as a result of lower interest expense of $4.7 million due to debt that was refinanced with a term loan with the Lender in the prior year and interest of $2.2 million that was capitalized as part of construction in progress during the year partially offset by higher interest during the year of $5.9 million related to the term loan with the Lender.

Change in fair value of financial instruments.  Change in fair value of financial instruments increased by $4.9 million in fiscal year 2015 compared to fiscal year 2014, primarily due to higher royalty rates as a result of the Amendment to the Royalty Agreement we entered into with the Lender on September 30, 2014.

Net loss and net loss per share.  Net loss during fiscal years 2015 and 2014 was $90.8 million and $57.9 million, respectively. Basic and diluted net loss per share was $8.10 and $5.90 during fiscal years 2015 and 2014, respectively, on weighted average shares outstanding of 11,219,490 and 9,806,266 during fiscal years 2015 and 2014, respectively. The increase in the weighted average shares outstanding was primarily due to the issuance of common stock in connection with our February 2015 equity financing as well as shares issued under the Sales Agreement during fiscal year 2015.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s unaudited cash balance was approximately $8.1 million, including $2.1 million of restricted cash. Under the Company’s debt facilities, the Company was required to have a cash and restricted cash balance of $5.1 million at September 30, 2016 and $5.0 million at October 31, 2016. As of June 30, 2016, cash and cash equivalents were $18.7 million, restricted cash was $2.4 million and the book value of our long-term debt was $105.1 million.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal years 2016, 2015, and 2014, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its wearable injectors to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has taken or intends to take the steps delineated below to address its cash requirements, the success of which is largely beyond the Company’s control.

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

OrbiMed

On February 22, 2016, in connection with the formation of the strategic collaboration with the Counterparty, Unilife Medical Solutions, Inc., a subsidiary of the Company (the “Borrower”), entered into an Eighth Amendment (the “Eighth Amendment to the Credit Agreement”) to the Credit Agreement, dated March 12, 2014, by and between ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”), and the Borrower (the “Credit Agreement,” and, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Eighth Amendment to the Credit Agreement, the Lender agreed to: (i) defer all obligations of the Borrower to pay interest to the Lender for the period from January 1, 2016 through February 22, 2018  at the rate specified in the Amended Credit Agreement, which interest will be added to the outstanding principal amount of the loan on the last day of each interest period; (ii) enable the Counterparty to take a security interest in certain inventory and intellectual property assets related to a specific device licensed to the Counterparty; and (iii) remove the minimum cash receipts covenant for all future periods. In addition, on February 22, 2016, the Borrower entered into the Sixth Amendment to the Royalty Agreement (the “Royalty Agreement,”) with Royalty Opportunities S.A.R.L. (“ROS”). Pursuant to and subject to the terms of the Sixth Amendment to the Royalty Agreement, ROS agreed to waive any rights to royalty payments otherwise payable as a result of the License Fee and the proceeds of the Notes with the Counterparty, and to defer royalty payments payable on revenues received by the Company from the Counterparty until after the end of the first fiscal quarter in which the Company sells a commercial quantity of devices developed for the Counterparty. In connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company issued to ROS a warrant to purchase, at any time until February 22, 2026, 1,673,981 shares of Common Stock, at an exercise price of $12.50 per share, subject to adjustment for certain events.  See note 10 “Long Term Debt” for accounting considerations relating to such warrant.

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

In addition, the Company, on June 20, 2016, subleased a portion (the “Subleased Portion”) of its King of Prussia, Pennsylvania facility (the “Facility”). During the term of the sublease, which commenced on October 1, 2016 and will end on March 31, 2019, the Company will be entitled to receive an aggregate of approximately $1.3 million in rent with respect to the Subleased Portion. During the same time period, the Company will be obligated under the Company’s lease agreement relating to the Facility to pay an aggregate of approximately $1.9 million in rent with respect to the Subleased Portion. Assuming the sublessor exercises its renewal option, the Company will be entitled to receive approximately an additional $1.9 million over the renewal term of April 1, 2019 through June 30, 2022 and the Company will be obligated under the Company’s lease agreement relating to the Facility to pay an aggregate of approximately $2.5 million over the same time period. The Company ceased using the Subleased Portion as of July 20, 2016. The Company will record a non-cash charge, the amount of which the Company has not yet determined as of the date of this Annual Report on Form 10-K, which amount will be based on the discounted fair value of the difference between the amounts received from the sublessor and the amounts paid to the landlord.

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

The following table summarizes our cash flows during the fiscal years 2016, 2015 and 2014:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,432)	$(55,201)	$(36,601)
Investing activities	(17,322)	(16,633)	(12,149)
Financing activities	52,179	75,750	51,287

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal year 2016 was $28.4 million compared to $55.2 million during fiscal year 2015. The decrease in net cash used in operating activities was primarily due to increased cash receipts from customers recorded as deferred revenue and a decrease in research and development expense offset by an increase in selling, general, and administrative expense.

Net Cash Used in Investing Activities

Net cash used in investing activities during fiscal year 2016 and fiscal year 2015 was $17.3 million and $16.6 million, respectively. This increase was primarily as a result of costs incurred in connection with the purchase of machinery and related equipment, facility expansion and cleanroom reconfiguration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during fiscal year 2016 was $52.2 million compared to $75.8 million during fiscal year 2015. During fiscal year 2016, we received $30.0 million in net proceeds from issuance of our convertible note in February 2016, $10.0 million in aggregate proceeds from the additional tranche under the Amended Credit Agreement with the Lender, $9.4 million of proceeds in connection with our public offering of common stock under the New Sales Agreement and the LPC Purchase Agreement and $7.2 million in net proceeds from the issuance of preferred stock which was partially offset by $0.6 million in principal debt repayments, $1.2 million in royalty liability payments, $1.6 million in shares forfeited in lieu of payroll taxes, $0.6 million in financing costs and $0.3 million in preferred stock dividends. During fiscal year 2015, we received $44.7 million in net proceeds from our public offering of common stock in February 2015, $20.0 million in aggregate proceeds from the two additional tranches under the Amended Credit Agreement with the Lender and $12.4 million of proceeds in connection with our public offering of common stock under the old sales agreement which was partially offset by $0.6 million in principal debt repayments and $0.7 million in royalty liability payments.

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

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$184,644	$1,495	$15,349	$106,318	$61,482
Operating leases	6,374	891	1,561	2,592	1,330
Purchase obligations	440	440	—	—	—
Total contractual obligations	$191,458	$2,826	$16,910	$108,910	$62,812

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such term is defined in the SEC rules.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate Risk

We face exposure to changes in interest rates primarily relating to our variable rate long-term debt pursuant to the OrbiMed Amended Credit Agreement. As of June 30, 2016, we had $70.0 million outstanding principal under the Amended Credit Agreement. The loans bear interest at 9.25% per annum plus LIBOR or 1.0% (whichever is greater), payable in cash quarterly, and as otherwise described in the Amended Credit Agreement. On June 30, 2016, the three-month LIBOR rate was 0.65%. Accordingly, we used a 10.25% interest rate. As of June 30, 2016, a ten basis point adverse change in LIBOR would not impact our total monthly interest expense related to the OrbiMed Credit Agreement as our interest expense would not be tied to LIBOR unless or until LIBOR was greater than 1.0%.

We also face exposure to interest rate risk relating to our cash and cash equivalents that are invested in money market funds with highly liquid short term investments. We currently do not utilize derivative instruments to mitigate changes in interest rates.

As of June 30, 2016, a ten basis point adverse change in interest rates relating to our cash and cash equivalents that are invested in money market funds with highly liquid short term investments would have decreased our aggregate reported cash and cash equivalents by less than 1.0%.

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

As of June 30, 2016, a ten percent adverse change in foreign exchange rates versus the U.S. dollar would have decreased our aggregate reported cash and cash equivalents by less than 1.0%.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited Unilife Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control   Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Ineffective tone at the top and design and operation of controls to monitor, investigate and communicate non-compliance with the Company’s Code of Conduct;
•	Insufficient number of trained resources with responsibility and accountability for financial reporting processes and controls;
•	Ineffective continuous risk assessment process;
•	Ineffective information and communication processes and monitoring activities regarding related party transactions;
•	Ineffective operation of certain process level controls due to management override of controls, including related party transactions and loans and advances to executives and a former Board member;
•	Ineffective design and implementation and documentation of management review controls; and
•	Ineffective program change and access general information technology controls resulting in ineffective process level automated controls, and ineffective compensating manual controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unilife Corporation and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated October 21, 2016, which expressed an unqualified opinion on those consolidated financial statements. Our report on the consolidated financial statements dated October 21, 2016 contains an explanatory paragraph that states there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Harrisburg, Pennsylvania

October 21, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unilife Corporation:

We have audited the accompanying consolidated balance sheets of Unilife Corporation and subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unilife Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 21, 2016, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Harrisburg, Pennsylvania

October 21, 2016

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2016	June 30, 2015
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$18,702	$12,303
Restricted cash	2,400	2,400
Restricted cash - related party	—	2,264
Accounts receivable	374	1,530
Inventories	89	151
Prepaid expenses and other current assets	1,645	656
Total current assets	23,210	19,304
Property, plant and equipment, net	54,773	66,148
Goodwill	9,423	9,685
Other assets	255	276
Total assets	$87,661	$95,413
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,662	$4,042
Due to related party	—	2,264
Accrued expenses	13,710	5,074
Current portion of long-term debt	669	775
Deferred revenue	1,660	4,942
Total current liabilities	18,701	17,097
Long-term debt, less current portion	104,445	78,680
Warrant liability	3,351	—
Derivative liability	347	—
Deferred revenue	47,550	17,550
Total liabilities	174,394	113,327
Contingencies (Note 9)
Stockholders’ Deficit:
Redeemable convertible preferred stock, Series A — subject to redemption, $0.01 par value, 790 and 0 shares authorized, 0 and 0 shares issued, and 0 and 0 shares outstanding as of June 30, 2016 and June 30, 2015, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of June 30, 2016; none issued and outstanding as of June 30, 2016 and June 30, 2015	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized as of June 30, 2016; 17,488,032 and 13,197,616 shares issued, and 17,411,651 and 13,194,749 shares outstanding as of June 30, 2016 and June 30, 2015, respectively	175	132
Additional paid-in-capital	398,862	366,005
Accumulated deficit	(485,363)	(384,580)
Accumulated other comprehensive income	380	669
Treasury stock, at cost, 76,381 shares as of June 30, 2016 and 2,867 shares at June 30, 2015	(787)	(140)
Total stockholders’ deficit	(86,733)	(17,914)
Total liabilities and stockholders’ deficit	$87,661	$95,413

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	12 months ended June 30,
	2016	2015	2014
	(in thousands, except per share data)
Revenue	$14,841	$13,158	$14,689
Research and development	43,191	52,487	34,111
Selling, general and administrative	43,196	36,176	27,894
Asset impairment charge	26,580	—	—
Depreciation and amortization	5,491	4,923	4,079
Total operating expenses	118,458	93,586	66,084
Operating loss	(103,617)	(80,428)	(51,395)
Interest expense	10,187	6,368	7,332
Change in fair value of financial instruments	(9,899)	4,279	(600)
Gain on debt extinguishment	(2,881)	—	—
Other expense (income), net	(241)	(226)	(228)
Net loss	(100,783)	(90,849)	(57,899)
Other comprehensive (income) loss, net:
Foreign currency translation	289	2,128	(340)
Comprehensive loss	$(101,072)	$(92,977)	$(57,559)
Net loss per share:
Basic and diluted net loss per share	$(7.04)	$(8.10)	$(5.90)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except share data)
Balance as of June 30, 2013	9,560,256	$96	$269,017	$(235,832)	$2,457	$(140)	$35,598
Net loss	—	—	—	(57,899)	—	—	(57,899)
Foreign currency translation	—	—	—	—	340	—	340
Share-based compensation expense	159,310	2	8,314	—	—	—	8,316
Issuance of common stock from public offerings, net of issuance costs	501,215	5	16,851	—	—	—	16,856
Issuance of common stock upon exercise of stock options	140,947	1	2,919	—	—	—	2,920
Balance as of June 30, 2014	10,361,728	$104	$297,101	$(293,731)	$2,797	$(140)	$6,131
Net loss	—	—	—	(90,849)	—	—	(90,849)
Foreign currency translation	—	—	—	—	(2,128)	—	(2,128)
Share-based compensation expense	989,008	10	11,765	—	—	—	11,775
Issuance of common stock from public offerings, net of issuance costs	1,845,880	18	57,116	—	—	—	57,134
Issuance of common stock upon exercise of stock options	1,000	—	23	—	—	—	23
Balance as of June 30, 2015	13,197,616	$132	$366,005	$(384,580)	$669	$(140)	$(17,914)
Net loss	—	—	—	(100,783)	—	—	(100,783)
Foreign currency translation	—	—	—	—	(289)	—	(289)
Conversion of redeemable convertible preferred stock	2,784,693	28	11,623	—	—	—	11,651
Remeasurement of redeemable convertible preferred stock	—	—	(1,047)	—	—	—	(1,047)
Share-based compensation expense	912,615	9	13,880	—	—	—	13,889
Shares forfeited in lieu of payroll taxes	(111,368)	(1)	(979)	—	—	(647)	(1,627)
Issuance of common stock from public offerings, net of issuance costs	704,476	7	9,380	—	—	—	9,387
Balance as of June 30, 2016	17,488,032	$175	$398,862	$(485,363)	$380	$(787)	$(86,733)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net loss	$(100,783)	$(90,849)	$(57,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,491	4,923	4,079
Asset impairment charge	26,580	—	—
Share-based compensation expense	13,889	11,775	8,316
Recognition of deferred revenue	(8,875)	(125)	(3,187)
Non-cash interest expense	8,279	1,896	457
Change in fair value of financial instruments	(9,899)	4,279	(600)
Gain on debt extinguishment	(2,881)	—	—
Changes in assets and liabilities:
Restricted cash - related party	2,264	(2,264)	—
Accounts receivable	757	330	(266)
Inventories	62	(9)	(71)
Prepaid expenses and other current assets	(989)	452	(704)
Other assets	16	87	(427)
Accounts payable	(1,249)	431	1,062
Due to related party	(2,264)	2,264	—
Accrued expenses	5,177	2,259	139
Deferred revenue	35,993	9,350	12,500
Net cash used in operating activities	(28,432)	(55,201)	(36,601)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,322)	(16,633)	(12,149)
Net cash used in investing activities	(17,322)	(16,633)	(12,149)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(639)	(606)	(7,616)
Payment of former CEO loan	(600)	—	—
Payment of royalty liability	(1,227)	(749)	—
Proceeds from former CEO loan	600	—	—
Proceeds from issuance of long-term debt	10,000	20,000	40,000
Proceeds from the issuance of common stock, net of issuance costs	9,387	57,134	16,856
Proceeds from the issuance of convertible debt	30,000	—	—
Proceeds from the issuance of preferred stock, net of issuance costs	7,172	—	—
Proceeds from the exercise of options to purchase common stock	—	23	2,534
Payment of financing costs	(607)	(52)	(487)
Dividend payment on redeemable convertible preferred stock	(280)	—	—
Shares forfeited in lieu of payroll taxes	(1,627)	—	—
Net cash provided by financing activities	52,179	75,750	51,287
Effect of exchange rate changes on cash	(26)	19	95
Net increase in cash and cash equivalents	6,399	3,935	2,632
Cash and cash equivalents at beginning of period	12,303	8,368	5,736
Cash and cash equivalents at end of period	$18,702	$12,303	$8,368
Supplemental disclosure of cash flow information
Cash paid for interest	$4,179	$6,467	$3,222
Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$2,674	$497	$991
Purchases of property, plant and equipment pursuant to capital lease agreements	$—	$—	$125

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Unilife Corporation and subsidiaries (the “Company”) was incorporated under the laws of the State of Delaware in 2009 and is based in the Commonwealth of Pennsylvania. The Company began operations in Australia in 2002.

The Company is a designer, manufacturer, and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable products of our pharmaceutical and biotechnology customers. While the Company has a broad portfolio of proprietary product platforms, the Company focused the business on the Company’s wearable injector products. The Company believes its products are differentiated from conventional products, with innovative features and functionality designed to optimize the safe, simple, and convenient administration of injectable therapies. The majority of the Company’s products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, pre-filled and ready for administration by end-users, such as patients or health-care providers. The Company customizes products within each of our platforms to address specific customer, therapy, patient and/or commercial requirements.

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

In addition to the filling, assembly and/or packaging of the Company’s products with injectable therapies, the Company’s customers are also, with respect to most of our products, responsible for the regulatory approval, sale and marketing of their final drug-device combination products. While at this point the Company’s products have not been sold to end users with our customers’ injectable therapies, the Company can generate revenue from customization programs, upfront fees, device and development materials, and exclusivity fees.

The Company believes that continual investment in research and development is important to the development and sale of the Company’s innovative, proprietary products and related services. However, the Company continues to implement cost reduction measures as the Company focuses operations on the industrialization and development of programs with key strategic wearable injector customers.  During fiscal year 2016, the Company implemented several cost reduction and business realignment initiatives pursuant to which the Company reduced its headcount by approximately 90 employees.  Subsequent to that, the Company eliminated 10 additional positions in July 2016. The Company’s workforce was reduced to approximately 140 employees as of July 28, 2016, a reduction of more than 40% since January 2016 and a reduction of approximately 50% since July 1, 2015. A portion of this reduction is due to the Company’s determination not to backfill certain open positions. The Company has recorded a charge from severance and related costs from these cost reduction initiatives of approximately $0.7 million in the aggregate.

With the Company’s primary focus now on its wearable injector products, the Company performed an evaluation of its current contracts for its other products and determined that continued investment in those products is ultimately not beneficial to the Company at this time. The Company is currently in various stages of negotiation with the customers for such products to wind down Unilife’s activities under those customer contracts. The Company does not expect that these negotiations will impact its wearable injector products and the outcome of these negotiations is still uncertain. Regardless of the result of such negotiations, the Company intends to continue to prosecute and maintain the intellectual property related to the majority of its non-wearable injector products in the event it becomes financially attractive for the Company to further develop and customize those products in the future. As part of this evaluation, the Company has recorded in its third quarter operating results an impairment charge of $26.6 million primarily related to certain prefilled syringe capital equipment located in its York facility as well certain capital equipment that was under construction held at various suppliers.

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

The filing of this Annual Report on Form 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2016 were delayed as a result of the Investigation.  In addition, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the Company’s Form 10-Q’s for the first and second quarters of fiscal year 2016 were amended to correct immaterial misstatements to the financial statements and omissions of related party disclosures and to disclose certain material weaknesses in the Company’s internal control over financial reporting and disclosure controls and procedures.  As a result of such delay, on May 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 10-Q, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  The notice received from NASDAQ stated that the Company had 60 calendar days from the date of the notice to submit a plan to regain compliance with NASDAQ’s continued listing requirements.

On July 18, 2016, the Company timely submitted a plan to NASDAQ as to how it planned to regain compliance with NASDAQ’s continued listing requirements.  The staff at NASDAQ subsequently granted the Company an exception to file the March 2016 10-Q and any other delinquent SEC filings on or before November 7, 2016 in order to enable the Company to regain compliance with the listing rules.

On September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed this 2016 10-K, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1).  The Company timely submitted to NASDAQ an updated compliance plan on October 4, 2016.

3. Liquidity

As of June 30, 2016, the Company’s cash and cash equivalents were $18.7 million, restricted cash was $2.4 million and the book value of our long-term debt was $105.1 million. Under the Company’s debt facilities, the Company was required to have a cash and restricted cash balance of $5.4 million at June 30, 2016.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal years 2016, 2015, and 2014, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its wearable injectors to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has taken or intends to take the steps delineated below to address its cash requirements, the success of which are largely beyond the Company’s control.

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

In February 2016, the Company and certain of its subsidiaries entered into a Securities Purchase Agreement with the Counterparty (“Counterparty SPA”), pursuant to which the Counterparty agreed to purchase from the Company a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). The Company issued to the Counterparty the first Note in the aggregate original principal amount of $30.0 million in February 2016 and the Counterparty paid to the Company $30.0 million in exchange therefor. Pursuant to the Counterparty SPA, the Counterparty may purchase up to an additional $25.0 million in Notes over the next two years, $15.0 million of which may be purchased in January 2017 (the “2017 Convertible Note”) and $10.0 million of which may be purchased in January 2018 (the “2018 Convertible Note”).  There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2017 Convertible Note and/or the 2018 Convertible Note.

The Company’s ability to raise capital will be limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act of 1933, as amended, for the near future and until the Company can prepare, file with the SEC, and cause to become effective a registration on Form S-1. Further, we are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition, royalty liability valuation, warrant liability valuation, derivative liability valuation and share-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Interest cost incurred in connection with the development and construction of significant new machinery and equipment, as well as facility related costs have been capitalized as one of the elements of cost and are being amortized over the asset’s respective useful life. Interest capitalized during the years ended June 30, 2016 and June 30, 2015 was $0.4 million and $2.2 million, respectively. There was no capitalized interest during the year ended June 30, 2014.

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

As required under generally accepted accounting principles, the Company is required to evaluate goodwill for impairment at least annually and more frequently if certain trigger events occur.  The Company determined that the culmination of the Strategic Process and the decision to focus primarily on the wearable injector business constitute trigger events that occurred in the quarter ended March 31, 2016 requiring an evaluation of the carrying value of the Company’s goodwill. Potential impairment of goodwill is identified by comparing the fair value with its carrying value.

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

The Company performed a Step 2 valuation of goodwill by valuing certain intangible assets (primarily patents, trademarks and tradenames). The Company considered the impact of all assets and liabilities in allocating the fair value of the Company to determine the implied fair value of goodwill and whether any impairment is indicated. The Company believes these intangible assets would generate the most significant difference between fair value and book value as part of completing a Step 2 purchase price allocation for the purpose of determining the value of goodwill for impairment. The valuation of intangible assets was performed using the relief from royalty method under the income approach. This method utilizes the Company’s revenue projections and assigns values based on determination of appropriate royalty rates considering relevant industry information. The Company then utilized the fair value of its intangible assets along with the implied fair value of its other assets and liabilities to determine the residual fair value compared to the carrying value of goodwill.

The residual fair value based on the results of the Step 2 valuation indicated there was no impairment of goodwill. The Company considered that the results of the valuation of goodwill indicated there was no impairment of goodwill and also indicated significant cushion between the estimated fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of March 31, 2016.

The Company completed its annual goodwill valuation as of June 30, 2016. The Company performed a goodwill valuation as of June 30, 2016 using a combination of the market approach and a discounted cash flow method under the income approach to determine the overall business enterprise value and then performed a Step 2 valuation of the fair value of its assets and liabilities to determine the residual fair value of goodwill. The Step 2 valuation also valued the Company’s intangible assets using the relief from royalty method under the income approach. Based on the results of the goodwill valuation as of June 30, 2016, there was no impairment of goodwill. The Company considered that the results of the valuation of goodwill also indicated significant cushion between the implied fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of June 30, 2016.

The Company did not record any goodwill impairments during fiscal years 2016, 2015 or 2014.

Definite-lived intangible assets include patents which are amortized on a straight-line method over their estimated useful lives of 15 years and are included in other assets. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. Definite-lived intangible assets were less than $0.1 million  as of June 30, 2016 and 2015 and are recorded in other assets on the consolidated balance sheet. There were no impairments recorded on intangible assets during the years ended June 30, 2016, 2015 or 2014.

Deferred Financing Costs

Deferred financing costs are included as a direct deduction from the carrying amount of that debt liability on the consolidated balance sheets and consist of costs incurred in connection with debt financings. These costs are amortized and included in interest expense over the term of the related debt using the effective interest rate method.

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

The carrying value of financial instruments such as accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes that the current carrying amount of its long-term debt approximates fair value based on the adjustment of the carrying value of the term loan to its fair value as of June 30, 2016.

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

The Company accounts for derivative financial instruments in accordance with ASC 815, Derivative and Hedging — Contracts in Entity’s Own Equity. Instruments which do not have fixed settlement provisions are deemed to be derivative instruments and are valued based on an average of a Monte Carlo and lattice model. The Preferred Stock Conversion valuation analysis used the estimated dividend rate based on the volume-weighted average price of the Company’s common stock at the date the Preferred Stock Conversion is measured.  The warrant liability is valued using a Black-Scholes option-pricing model

Share-Based Compensation

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

Foreign Currency Translation

The Australian dollar is the functional currency for the Company’s Australian operations. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange existing at the end of the period. Revenues and expenses are translated at the average exchange rates during the applicable period. Adjustments resulting from these translations are recorded in accumulated other comprehensive income within the Company’s consolidated balance sheets and will be included in income upon sale or liquidation of the foreign investment. Gains and losses from foreign currency transactions, denominated in a currency other than the functional currency, are recorded in other income within the Company’s consolidated statements of operations and comprehensive loss and aggregated less than $0.1 million for each of the fiscal years ended June 30, 2016, 2015 and 2014.

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

Advertising Costs

Advertising costs are expensed in the period incurred. The Company incurred total advertising costs of $0.2 million for each of the fiscal years ended June 30, 2016, 2015 and 2014.

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

Business Segments

The Company operates in one reportable segment, which includes the design, development and manufacture of injectable drug delivery systems. Revenues by geographic location based on location of customer are as follows:

	Years Ended June 30,
	2016	2015	2014
	(In thousands)
Domestic	$11,680	$9,834	$5,702
International	3,161	3,324	8,987
	$14,841	$13,158	$14,689

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

The retrospective adoption of ASU 2015-03 “Simplifying the Presentation for Debt Issuance Costs” decreased other assets and long-term debt by $1.0 million in the accompanying consolidated balance sheet at June 30, 2015.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers” and amended by ASU 2016-08 “Principle versus Agent Considerations”, ASU 2016-10 “Identifying Performance Obligations and Licensing”, and ASU 2016-12 “Narrow-

Scope Improvements and Practical Expedients”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” which deferred the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. With the deferral, the new standard is effective for the Company, on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, FASB issued ASU 2015-03 “Simplifying the Presentation for Debt Issuance Costs”. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issue costs is not affected by the new guidance. In August 2015, the FASB issued a clarification that debt issue costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this guidance and applied the provisions of this guidance retrospectively to all reporting periods. The adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

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

5. Equity Transactions and Share-Based Compensation

During the fiscal year ended June 30, 2013, the Company issued 446,097 shares of common stock for net proceeds of $9.6 million, net of issuance costs, pursuant to a securities purchase agreement. In connection with the securities purchase agreement, the Company issued two warrants to purchase an aggregate of 158,699 shares of common stock. The warrants are exercisable at $30.00 per share and will expire five years from the date of grant. The warrants contain exchange features whereby the warrant holders can exchange the warrants for cash or common stock equal to the value of the warrants at the time of exchange, which value is based upon a contractual formula. Based on the terms of the agreements, the Company has determined that the warrants should be classified as a liability. As of March 31, 2013, the Company recorded a liability of $3.0 million related to the negotiated value of the warrants. In April 2013, the exchange feature was exercised for one of the warrants and a total of 142,422 shares of common stock were issued in settlement of a warrant to purchase 148,699 shares of common stock and the related warrant liability of $2.8 million was reclassified to equity. As of June 30, 2013, one warrant to purchase 10,000 shares of common stock remained outstanding. During the fiscal year ended June 30, 2014, the warrant was exercised in exchange for 1,948 shares of common stock and the related warrant liability of $0.4 million was reclassified to equity.

During the fiscal year ended June 30, 2014, the Company granted certain directors 22,750 shares of common stock which may not be sold or transferred until such time as the director leaves the board of directors for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $39.50 per share.

During the fiscal year ended June 30, 2015, the Company granted certain directors 17,500 shares of common stock which may not be sold or transferred until such time as the director leaves the board of directors for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $28.30 per share.

During the fiscal year ended June 30, 2015, the Company issued 1,265,000 shares of common stock and raised $44.7 million, net of issuance costs, through an underwritten registered public offering. The Company intends to use the proceeds from the public offering for investments in its plant, equipment, systems and personnel to further develop its manufacturing and operational capabilities to satisfy current and future customer orders and for working capital and other general corporate purposes.

During the fiscal year ended June 30, 2016, the Company granted certain directors 17,500 shares of common stock which may not be sold or transferred until such time as the director leaves the board of directors for any reason, including a change in control, or other permitted circumstances. The weighted average grant date fair value of the shares was $8.80 per share.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. During fiscal year 2016, the Company has issued 380,011 shares for net proceeds of $4.6 million under the New Sales Agreement. The Company used the proceeds for working capital needs and other general corporate purposes.

On July 29, 2015, the Company entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. During fiscal year 2016, the Company issued 324,465 shares of common stock to LPC and received net proceeds of approximately $4.8 million after expenses. The Company used the proceeds for working capital needs and other general corporate purposes.

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $13.9 million, $11.8 million and $8.3 million during the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

As of June 30, 2016, the total compensation cost related to all non-vested awards not yet recognized was $8.8 million. This amount is expected to be recognized over a remaining weighted average period of 1.65 years.

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

During the fiscal year ended June 30, 2010, the Company adopted the 2009 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan initially provided for a maximum of 600,000 shares of common stock to be reserved for the issuance of stock options and other stock-based awards. Commencing on January 1, 2012, and on each January 1st thereafter, through January 1, 2014, the share reserve automatically adjusted so that it was equal to 17.5% of the weighted average number of shares of common stock outstanding reduced by the sum of any shares of common stock issued under the Stock Incentive Plan and any shares of common stock subject to outstanding awards under the Stock Incentive Plan.

During the fiscal year ended June 30, 2015, the Stock Incentive Plan was amended and restated (the “Amended and Restated 2009 Stock Incentive Plan” or “Amended Stock Plan”) to change how the number of shares of common stock that may be issued under the Amended Stock Plan is calculated, to increase the number of shares of common stock available for issuance under the Amended Stock Plan by 1.0 million and to reapprove the Amended Stock Plan for purposes of refreshing the stockholder approval requirement.

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of Common Stock to LPC at an exercise price of $10.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $5.40 per share of Common Stock. Accordingly, the Company recorded $0.5 million during fiscal year 2016 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.  LPC has not exercised any warrants as of June 30, 2016.  On June 30, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $1.15 per share of Common Stock.  The warrant liability was revalued to $0.1 million at June 30, 2016.

On February 22, 2016, in connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company issued to ROS warrants to purchase 1,673,981 shares of Common Stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. Upon issuance, the Company performed a Black-Scholes valuation on the warrant and valued the warrant at $7.20 per share of Common Stock. Accordingly, the Company recorded a $12.1 million warrant liability during fiscal year 2016 associated with the issuance of the warrant. ROS has not exercised any warrants as of June 30, 2016.  On June 30, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $1.94 per share of Common Stock.  The warrant liability was revalued to $3.2 million at June 30, 2016.

The following is a summary of activity related to stock options held by employees and directors during the fiscal year ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	250,817	$37.82
Cancelled	(140,265)	34.79
Expired	(8,000)	61.90
Outstanding as of June 30, 2016	102,552	40.10	5.9	$—
Exercisable as of June 30, 2016	85,552	$40.60	5.7	$—

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the fiscal year ended June 30, 2016:

	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2015	105,000	$42.01
Granted	1,763,981	12.37
Expired	(75,000)	46.40
Outstanding as of June 30, 2016	1,793,981	$12.68	9.3	$—
Exercisable as of June 30, 2016	1,793,981	$12.68	9.3	$—

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2016, 2015 and 2014 was $0.0 million, $0.1 million and $1.8 million, respectively.

The Company currently uses authorized and unissued shares to satisfy stock option exercises.

The weighted average fair value of stock options granted during the fiscal years ended June 30, 2016 and 2014 was $12.37 and $16.48 per share, respectively. There were no stock options granted during the fiscal year ended June 30, 2015.

The Company used the following weighted average assumptions in calculating the fair value of options and warrants granted during the fiscal year ended June 30, 2016 and 2014:

	2016	2014
Number of warrants and stock options granted	1,763,981	50,000
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.96%	1.52%
Expected volatility	71.90%	55.00%
Expected life (in years)	9.74	5.50

The fair value of each stock option and warrant was estimated at the grant date using the Black-Scholes option pricing model. The Company has not historically paid dividends to its stockholders and, as a result, assumed a dividend yield of 0%. The risk free interest rate is based upon the rates of U.S. Treasury bonds with a term equal to the expected term of the option. The expected volatility used to value options granted after January 27, 2010 is based upon a blended rate of the historical share price of the Company’s stock on the Australian Securities Exchange and the volatility of peer companies traded on U.S. exchanges operating in the same industry as the Company. The expected term of the options to purchase common stock issued to employees and directors is based upon the simplified method, which is the mid-point between the vesting date of the option and its contractual term unless a reasonable alternate term is estimated by management. The expected term of the options to purchase common stock issued to consultants and service providers is based on the contractual term of the awards.

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

The following is a summary of activity related to restricted stock awards and units during the fiscal year ended June 30, 2016:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2015	1,073,185	$28.83
Granted	623,973	4.48
Vested	(712,687)	23.17
Cancelled	(101,523)	35.66
Unvested as of June 30, 2016	882,948	$15.41

The total fair value of shares vested during the fiscal years ended June 30, 2016, 2015 and 2014 was $16.5 million, $3.4 million and $6.0 million, respectively.

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

The Company accounted for the Series A Preferred Stock and the related Dividend as two separate units, i.e. Series A Preferred Stock and Preferred Stock Conversion. The Company determined that the Series A Preferred Stock should be classified as temporary equity based on the requirement to provide registered shares of the Company’s Common Stock upon conversion and the related Dividend should be classified as a liability at fair value. Accordingly, the proceeds recorded as temporary equity for the Series A Preferred Stock represented the proceeds from the issuance less initial fair value of Preferred Stock Conversion and related issuance costs. As a result, on November 9, 2015, the Company recorded the net proceeds of $7.2 million between the Series A Preferred Stock ($2.8 million) and the initial Preferred Stock Conversion at its fair value ($4.4 million). After accounting for all Conversion Notices and First Amendment to the Preferred Stock Purchase Agreement, the Redeemable Convertible Preferred Stock, Series A, was reclassed from temporary equity to permanent equity and is valued at $0.0 million at June 30, 2016.  The Preferred Stock Conversion was remeasured periodically and the Company recorded a charge of $4.2 million during fiscal year 2016 through change in fair value of financial instruments .  At June 30, 2016, the Preferred Stock Conversion was valued at $0.0.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2016	June 30, 2015
	(in thousands)
Building	$32,362	$32,359
Machinery and equipment	19,537	27,530
Computer software	2,986	2,910
Furniture and fixtures	1,386	1,345
Construction in progress	13,870	17,601
Land	2,036	2,036
Leasehold improvements	437	270
	72,614	84,051
Less: accumulated depreciation and amortization	(17,841)	(17,903)
Property, plant and equipment, net	$54,773	$66,148

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In February 2016, the Company completed its review of strategic alternatives and announced the formation of a strategic collaboration centered upon the use of the Company’s portfolio of prefilled, customizable wearable injectors. In connection with this focus, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. As a result of negotiations related to those supplier and customer programs through September 1, 2016 and the Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets are impaired. The Company incurred $26.6 million of non-cash asset impairments to machinery and equipment and construction in progress during the fiscal year ended June 30, 2016. The impairment was based on the future expected use of certain equipment in the production of its product. The equipment is customized for the production of medical devices and as a result of the decision not to continue to produce certain products the related equipment was written-off as any residual salvage value was determined to be nominal, if any.

Construction in progress as of June 30, 2016 and 2015 consisted of amounts incurred in connection with machinery and equipment and facility related costs, including capitalized interest. Interest capitalized during the fiscal years ended June 30, 2016 and 2015 was $0.4 million and $2.2 million, respectively. There was no capitalized interest during the fiscal year ended June 30, 2014.

7. Goodwill

The changes in the carrying amount of goodwill during the fiscal years ended June 30, 2016 and 2015 are as follows:

(in thousands)
Balance as of July 1, 2014	$11,830
Foreign currency translation	(2,145)
Balance as of June 30, 2015	9,685
Foreign currency translation	(262)
Balance as of June 30, 2016	$9,423

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	June 30, 2015
	(In thousands)
Accrued payroll and other employee related expenses	$2,755	$2,781
Accrued cost related to construction in process	2,623	314
Accrued transaction costs	5,000	—
Accrued other	3,332	1,979
Total accrued expenses	$13,710	$5,074

The Company recorded $5.0 million in transaction costs during fiscal year 2016 relating to the Strategic Process.

9. Commitments and Contingencies

The Company leases certain facilities, office equipment and automobiles under non-cancellable operating leases that expire on various dates through June 2022. The future minimum lease payments related to the Company’s non-cancellable operating lease commitments net of subleased income related to our King of Prussia offices, that have initial or remaining non-cancellable lease terms in excess of one year as of June 30, 2016 were as follows:

For the Year Ending June 30,	(In thousands)
2017	$891
2018	716
2019	845
2020	1,283
2021	1,309
Thereafter	1,330
$6,374

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

Rental expenses under operating leases during the fiscal years ended June 30, 2016, 2015 and 2014 were $1.2 million, $0.9 million and $0.6 million, respectively.

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

On September 14, 2015, UMSI was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin UMSI from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and UMSI; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that UMSI had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations.Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that UMSI had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement. The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

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

On August 17, 2016, Kahle Automation, S.r.l. (“Kahle”) filed a complaint against Unilife Medical Solutions, Inc. (“UMS”) in the United States District Court for the District of New Jersey.  The complaint alleges that UMS breached contracts with Kahle for Kahle’s supply of automation systems for UMS’s Nexus and Finesse product lines.  Kahle seeks monetary damages of $4.2 million which includes alleged damages that we believe are not recoverable, such as $0.9 million for bank fees, and $0.8 million for lost profits.  Kahle also seeks injunctive relief enjoining UMS from using the Nexus System and requiring UMS to take delivery of work in process related to the Finesse System.  UMS disputes Kahle’s allegations that UMS terminated its agreement with Kahle for the Finesse System.  We intend to defend ourselves vigorously against these claims.

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business.

10. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2016	June 30, 2015
	(In thousands)
10.25% Term loan, due March 2020	$57,227	$55,518
Royalty agreement liability	5,120	9,930
6.00% Senior secured convertible note, due February 2023	29,066	—
6.00% Mortgage loan, due December 2031	12,370	12,812
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	1,977	2,033
Other	—	142
	105,760	80,435
Less: unamortized debt issue costs	(646)	(980)
	105,114	79,455
Less: current portion of long-term debt	(669)	(775)
Total long-term debt	$104,445	$78,680

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

On October 13, 2015, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million, less fees and expenses incurred in connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement (as defined below). During the fiscal quarter ended December 31, 2015, the Company received the full amount of additional proceeds under the Amended Credit Agreement in the amount of $10.0 million. The Third Amendment to the Credit Agreement also modified the Borrower’s liquidity covenant whereby, under the Amended Credit Agreement, the Borrower is now required to maintain a cash balance of $3.0 million as of October 13, 2015, rather than $5.0 million.

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

In connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company issued to ROS warrants to purchase 1,673,981 share of Common Stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. In respect to the consideration provided to ROS in the form of warrants and the terms of the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company evaluated whether the debt was modified or extinguished pursuant to ASC 470-50, Debt – Modifications and Extinguishments.  The Company determined that the previous debt was extinguished and recorded the modified debt at fair value ($51.3 million).  The Company recorded a gain on debt extinguishment for the fiscal year ended June 30, 2016 of $2.9 million which consisted of the remeasurement of the debt at fair value offset by the value of the warrants as of the Counterparty Effective Date and the deferred financing costs previously associated with the term loan.

Except for the requirement to timely file the March 2016 10-Q, the failure to maintain an effective registration statement, and the failure to timely file documents, which non-compliance was subsequently waived, the Company was in compliance with all the loan covenants set forth in the Amended Credit Agreement as of June 30, 2016.

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

The Borrower and ROS entered into a letter agreement dated October 20, 2016 (the “ROS Letter Agreement”), pursuant to which ROS agreed, until 11:59 p.m. New York City time on July 1, 2017, to waive all rights under the Amended Credit Agreement and the other Loan Documents (as defined in the Amended Credit Agreement) to declare an “Event of Default” or other breach under such documents as a result of the Company’s or the Borrower’s failure to maintain an effective registration statement, as required by the warrant issued by the Company to ROS, dated February 22, 2016, to purchase 1,673,981 shares of Common Stock.  Pursuant to the ROS Letter Agreement, ROS acknowledged and agreed that the Borrower’s receipt of notice of the effectiveness of a registration statement would cure any such breach.

In accordance with the ROS Letter Agreement, ROS also agreed to waive all rights under the Amended Credit Agreement and the other Loan Documents to declare an “Event of Default” or other breach under such documents as a result of the Company’s or the Borrower’s failure to timely file documents (the “Delayed Filings”) with the SEC or ASX since February 22, 2016.  Pursuant to the ROS Letter Agreement, ROS acknowledged and agreed that the filing by the Borrower of the Delayed Filings with the SEC and the ASX will cure any such breach so long as the Borrower files such Delayed Filings by November 7, 2016.

The Company determined that the Amended Credit Agreement and the Amended Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, the royalty liability was determined to have a fair value of $7.0 million and the initial $40.0 million provided under the Credit Agreement was allocated to the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during fiscal year 2015 and the $10.0 million received during fiscal year 2016 were reflected as incremental debt. The carrying value of the debt will be accreted to the face value over the loan term based on the effective interest rate. The royalty liability will be adjusted to fair value on a quarterly basis. As of June 30, 2016, the fair value of the royalty liability was $5.1 million.

There are cross-default provisions in the Amended Credit Agreement, Metro Bank loan (as described below) and Keystone/CFA Loan (as described below), so that a default under one agreement could trigger a default under the others. Metro Bank, the Lender under the Amended Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.

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

Interest under the 2016 Convertible Note accrues at a rate of 6% per year and will be paid quarterly in arrears through the addition of the amount of such interest to the then outstanding principal amount. All or part of the principal and accrued interest will be repaid through (i) discounted pricing on purchases by the Counterparty of the Company’s products, (ii) credits taken by the Counterparty against development and customization fees for devices, and (iii) credits against per-unit royalties otherwise payable to the Company for the manufacture and sale of the Company’s products. In addition, the Company has the right to prepay in cash all or part of the principal and accrued interest at any time upon 15 business days’ prior notice, subject to the Counterparty’s conversion right with respect to the contemplated prepayment amount. The Company is required to pay in cash any amounts of principal and accrued interest outstanding at the Counterparty Maturity Date.

The 2016 Convertible Note is convertible at the Counterparty’s election into shares of Common Stock at any time after February 22, 2016 and prior to the Counterparty Maturity Date, at a price per share that is 90% of the volume weighted average price of such shares during the twenty (20) trading days preceding the applicable conversion date (the “Discounted Sale Price”), subject to a floor price of $12.50 per share (the “Conversion Rate Floor Price”). The Conversion Rate Floor Price is subject to customary adjustments for certain capital events.

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

The Company determined that the conversion feature should be accounted for as a stock put option and would be bifurcated from the value of the 2016 Convertible Note and treated as a derivative liability.  The initial fair value of the derivative liability was determined to be $1.7 million.  The fair value of this liability will be adjusted to fair market value on a recurring basis.  As of June 30, 2016, the fair market value was determined to be $0.3 million.

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

The original First National Bank loan documents contain certain customary covenants, including the maintenance of a debt service reserve account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheets, which will remain in place until Cross Farm and First National Bank agree on the financial covenants. In addition the Company is required to maintain a cash balance of $5.0 million inclusive of the $2.4 million reserve account. The terms of the original First National Bank loan documents allow the Company to use the debt service reserve account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company was in compliance with its debt covenants as of June 30, 2016. However, there can be no assurance that the Company will be able to maintain the debt service reserve account balance for a period of 12 months from March 31, 2016. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given First National Bank a lien on the building and real estate and the debt service reserve account.

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

As of June 30, 2016, aggregate maturities of long-term obligations are as follows:

For the Year Ending June 30,	(In thousands)
2017	$669
2018	780
2019	958
2020	58,679
2021	3,270
Thereafter	41,404
$105,760

11. Net Loss Per Share

The Company’s net loss per share is as follows:

	Year Ended June 30,
	2016	2015	2014
	(In thousands, except share and per share data)
Numerator
Net loss	$(100,783)	$(90,849)	$(57,899)
Deemed dividend on Series A Preferred Stock	(1,047)	—	—
Net loss attributable to common stockholders	$(101,830)	$(90,849)	$(57,899)
Denominator
Weighted average number of shares used to compute basic net loss per share	14,467,510	11,219,490	9,806,267
Effect of dilutive options to purchase common stock	—	—	—
Weighted average number of shares used to compute diluted net loss per share	14,467,510	11,219,490	9,806,267
Basic and diluted net loss per share	$(7.04)	$(8.10)	$(5.90)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 850,989, 699,021 and 268,778 were excluded from the calculation of basic and diluted net loss per share during the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

In addition, stock options (non-participating securities) totaling 900,566, 350,060, and 464,273 during the fiscal years ended June 30, 2016, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the fiscal years ended June 30, 2016, 2015 and 2014, these shares would have had an effect of 0, 14,574, and 32,385 diluted shares, respectively, for purposes of calculating diluted net loss per share. The impact of the potential conversion of 2016 Convertible Note of 2,452,237 diluted shares was also excluded from the calculation of diluted net loss per share for the fiscal year ended June 30, 2016 as their effect would have been anti-dilutive.

12. Income Taxes

For the fiscal years ended June 30, 2016, 2015 and 2014, income (loss) before income taxes consists of the following:

	Years Ended June 30,
	2016	2015	2014
	(In thousands)
Domestic	$(100,011)	$(89,617)	$(58,784)
International	(772)	(1,232)	885
	$(100,783)	$(90,849)	$(57,899)

Tax Rate Reconciliation

Income tax expense (benefit) is as follows:

	Years Ended June 30,
	2016			2015			2014
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(In thousands)
U.S. Federal	$—	$(31,335)	$(31,335)	$—	$(27,385)	$(27,385)	$—	$(18,415)	$(18,415)
State	—	(9,936)	(9,936)	—	(8,684)	(8,684)	—	(5,839)	(5,839)
International	—	(232)	(232)	—	(369)	(369)	—	266	266
Changes in valuation allowance	—	41,503	41,503	—	36,438	36,438	—	23,988	23,988
Income tax provision	$—	$—	$—	$—	$—	$—	$—	$—	$—

Income tax expense (benefit) was $0 for the fiscal years ended June 30, 2016, 2015 and 2014 and differed from the amounts computed by applying the U.S. federal income tax rate to pretax income (loss) as a result of the following:

	Years Ended June 30,
	2016	2015	2014
Tax at U.S. statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)%	(6)%	(6)%
Non-deductible and non-taxable items	—	1%	—
Change in valuation allowance	41%	40%	41%
	0%	0%	0%

Significant Components of Deferred Taxes

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets (liabilities) at June 30, 2016 and 2015 are presented below:

	June 30,
	2016	2015
	(In thousands)
Net operating loss carryforwards	$150,868	$110,876
Share-based compensation expense	27,548	20,548
Deferred revenue	5,622	6,951
Property, plant and equipment	5,395	4,324
Debt extinguishment	(6,196)	—
Inventory reserves	3,596	3,416
Accruals/Reserves	154	101
Valuation allowance	(186,987)	(146,216)
Net deferred taxes	$—	$—

The valuation allowance for deferred tax assets as of June 30, 2016 and 2015 was $187.0 million and $146.2 million, respectively. The net change in the total valuation allowance was an increase of $40.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or prior to the expiration of the net operating loss carryforwards. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making the assessment as to the realizability of deferred tax assets. Based upon the level of historical taxable income and uncertainty regarding projections for future taxable income over the periods in which the deferred tax assets are deductible or can be utilized, management does not believe it is more likely than not that the Company will realize the benefits of these net operating losses and deductible temporary differences, as of June 30, 2016 and 2015. Therefore, a full valuation allowance has been provided as of June 30, 2016 and 2015. The amount of the net deferred tax assets considered realizable; however, could change if estimates of future taxable income during the carryforward period are increased.

As of June 30, 2016, the Company had net operating loss carryforwards for U.S federal, state and Australian income tax purposes of approximately $347.0 million, $347.0 million and $23.0 million, respectively, which are available to offset future taxable income. The U.S. federal and state net operating loss carryforwards begin to expire in 2023. The Australian net operating losses do not expire.

The Australian net operating loss carryforwards of approximately $23.0 million as of June 30, 2016 are subject to either the continuity of ownership or same business test (as defined under Australian tax law) that could limit or substantially eliminate the Company’s ability to use these carryforwards. If there have been or will be changes in the Company’s ownership or Australian business operations before these net operating loss carryforwards are utilized, they may be unavailable to reduce taxable income in the future. Further, under provision of the Internal Revenue Code, the utilization of a U.S corporation’s federal and state net operating loss carryforwards may be significantly limited following a change in ownership of greater than 50% within a three-year period. The Company’s federal and state net operating loss carryforwards may, therefore, be subject to an annual limitation. In addition, state net operating loss carryforwards may be further limited in Pennsylvania, which has a limitation equal to the greater of 20% of taxable income after modifications and apportionment, or $5.0 million on state net operating losses utilized in any one year.

Management has evaluated the tax positions taken and has concluded that no liability for unrecognized tax benefits was required to be recorded for the fiscal years ended June 30, 2016, 2015 and 2014.

The Company files Australian, U.S. federal and state income tax returns. The Company is not subject to examination in any jurisdiction at this time. As a result of the net operating losses in prior years, the statute of limitations will remain open for a period following any utilization of net operating loss carryforwards and as such these periods remain subject to examination.

13. Employee Benefit Plan

The Company has a retirement savings 401(k) plan covering all U.S. employees (the “Plan”). Participating employees may contribute up to 100% of their pre-tax earnings, subject to the statutory limits. Effective January 1, 2012, the Company began a discretionary match to participant contributions into the Plan. The Company contributes fifty cents for each dollar a participant contributes, with a maximum of 3% of a participant’s eligible earnings. The contributions made by the Company vest 50% upon two years of service and 100% upon three years of service. During the fiscal years ended June 30, 2016, 2015 and 2014, the Company paid $0.4 million, $0.5 million and $0.3 million, respectively, to match employee contributions.

Additionally, during the fiscal year ended June 30, 2015, the Company made a discretionary contribution of 1% of compensation, as defined, to all eligible employees, which amounted to $0.1 million. During the fiscal year ended June 30, 2016 and June 30, 2014, the Company did not make any discretionary contributions.

14. Revenue

The Company recognized $14.8 million, $13.2 million and $14.7 million of revenue during the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

During the fiscal year ended June 30, 2016, three customers accounted for 48%, 22% and 21% of consolidated revenue, respectively. During the fiscal year ended June 30, 2015, three customers accounted for 35%, 32% and 24% of consolidated revenue, respectively. During the fiscal year ended June 30, 2014, three customers accounted for 34%, 23% and 15% of consolidated revenue, respectively.

During the fiscal year ended June 30, 2016, revenue attributed to France accounted for 21% of consolidated revenue.  During the fiscal year ended June 30, 2015, revenue attributed to France accounted for 24% of consolidated revenue. During the fiscal year ended June 30, 2014, revenue attributed to Jordan and France accounted for 34% and 15% of consolidated revenue, respectively. All other revenue is attributed to the United States.

During the fiscal year ended June 30, 2016, the Company recognized $4.5 million of revenue, respectively, related to substantive milestones, as follows:

The Company recognized $1.7 million of revenue during the fiscal year ended June 30, 2016 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and was recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2016 are as follows:

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements; and
•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

There are no remaining substantive milestones under this agreement.

The Company recognized $2.1 million of revenue during the fiscal year ended June 30, 2016 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2016 are as follows:

•	$0.6 million for development and delivery of a complete system layout;
•	$0.3 million for development and delivery of components for a human factor study;
•	$0.6 million for development and delivery of feasibility devices for testing; and
•	$0.6 million for development and delivery of a clinical production process.

The remaining substantive milestones as of June 30, 2016 are as follows:

•	$0.4 million for development and delivery of components for a human factor study;
•	$0.4 million for completion of testing of assembly equipment;
•	$0.3 million for completion of filling process of clinical devices;
•	$0.4 million for delivery of containers for the filling process; and
•	$0.3 million for delivery of devices for clinical studies.

The Company recognized $0.3 million of revenue during the fiscal year ended June 30, 2016 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and was recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2016 are as follows:

•	$0.3 million for development and delivery of a summary report related to testing and documentation activities.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.4 million of revenue during the fiscal year ended June 30, 2016 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.0 million was determined to be non-substantive and was recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2016 are as follows:

•	$0.4 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of June 30, 2016 are as follows:

•	$0.6 million for delivery of design transfer for the device and the related filling equipment and fixtures; and
•	$0.3 million for commissioning of the pilot line.

During the fiscal year ended June 30, 2016, the Company recognized $5.3 million in revenue related to services rendered on a time and materials basis, proportional performance method, the completed contract method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. During the fiscal year ended June 30, 2016, the Company recognized $5.0 million in revenue related to an agreement with a customer to provide exclusivity for a defined period of time to evaluate certain drug delivery alternatives as the requisite exclusivity period expired during the fiscal year.

On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). Pursuant to the Agreement, the Counterparty paid to the Company a non-refundable $15.0 million license fee

(the “First License Fee”). Furthermore on February 22, 2016, the Company granted the Counterparty exclusive rights to the Company’s wearable injectors within select drug classes for use with certain assets, while preserving rights the Company previously granted to other customers. The Company has also granted to the Counterparty non-exclusive rights to all of the Company’s proprietary delivery systems within the therapeutic areas of oncology, inflammation, bone health, nephrology, cardiovascular and neuroscience. The Counterparty paid to the Company an additional non-refundable $20.0 million fee (the “Second License Fee”) in consideration for such licenses. Both the First License Fee and the Second License Fee were recorded in long-term deferred revenue as of June 30, 2016 and were paid as consideration for the following non-exclusive and exclusive rights and licenses:

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

During the fiscal year ended June 30, 2015, the Company recognized $5.1 million of revenue related to substantive milestones, as follows:

The Company recognized $2.7 million of revenue during the fiscal year ended June 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2015 were as follows:

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

The Company recognized $0.9 million of revenue during the fiscal year ended June 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2015 were as follows:

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

The Company recognized $0.3 million of revenue during the fiscal year ended June 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2015 were as follows:

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

The Company recognized $0.2 million of revenue during the fiscal year ended June 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2015 were as follows:

•	$0.1 million for development of customized devices for testing; and
•	$0.1 million for development and delivery of testing activities and related reporting.

There are no remaining substantive milestones under this agreement.

The Company recognized $1.0 million of revenue during the fiscal year ended June 30, 2015 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2015 were as follows:

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

During the fiscal year ended June 30, 2015, the Company recognized $8.1 million of revenue related to services rendered on a time and materials basis, proportional performance method and/or straight-line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

During the fiscal year ended June 30, 2014, the Company recognized $8.1 million of revenue related to substantive milestones, as follows:

The Company recognized $1.3 million of revenue during the fiscal year ended June 30, 2014 pursuant to a clinical supply agreement with a customer related to substantive milestones that were completed and accepted during the year. This agreement provides for the customization and development activities for a drug delivery system for a customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the fiscal year ended June 30, 2014 were as follows:

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

The Company recognized $0.8 million of revenue during the fiscal year ended June 30, 2014 pursuant to a customization and commercial supply agreement with a customer related to a substantive milestone that was completed during the year. This agreement provides for the development of customized component parts for the customer to use in a drug-device combination product and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestone achieved during the fiscal year ended June 30, 2014 were as follows:

•	$0.8 million for customization and delivery of devices for compatibility and initial evaluation testing.

The remaining substantive milestones were as follows:

•	$0.8 million for delivery of devices for regulatory filings; and
•	$0.2 million for certain delivery of services supporting the customer’s regulatory approval process.

The Company recognized $0.7 million of revenue during the fiscal year ended June 30, 2014 pursuant to a materials transfer agreement with a customer related to substantive milestones that were completed during the year. This agreement provides for certain materials and related services to the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestones achieved during the fiscal year ended June 30, 2014 were as follows:

•	$0.4 million for delivery of testing materials;
•	$0.1 million for delivery of device design requirements report; and
•	$0.2 million for delivery of customization activities.

There were no remaining substantive milestones under this agreement.

The Company recognized $0.3 million of revenue during the fiscal year ended June 30, 2014 pursuant to a collaborative research agreement with a customer related to substantive milestones that were completed during the year. This agreement provides for certain materials and related services to the customer and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestones achieved during the fiscal year ended June 30, 2014 were as follows:

•	$0.1 million for customization and delivery of devices for evaluation and user study purposes; and
•	$0.2 million for customization and delivery of devices for evaluation activities.

There were no remaining substantive milestones under this agreement.

The Company recognized $5.0 million of revenue during the fiscal year ended June 30, 2014 pursuant to a binding license, development and supply agreement with a customer related to a substantive milestone that was completed during the year. This agreement provides for the development of customized devices and drug delivery systems for the customer to use in a drug-device combination product and provides for payments to be made upon the completion of agreed-upon milestones. The milestones were determined to be substantive at the time the agreement was entered into. The substantive milestone achieved during the fiscal year ended June 30, 2014 was as follows:

•	$5.0 million for customization, design and production of a prototype device for incorporation into a drug delivery system.

The remaining substantive milestones were as follows:

•	$5.0 million for delivery and acceptance of application for regulatory approval; and
•	$1.0 million each upon regulatory approval for up to 20 drug-delivery device combination products.

During the fiscal year ended June 30, 2014, the Company recognized $4.3 million in revenue related to services rendered on a time and materials basis during the period pursuant to customer agreements to provide various customization and development services. During the fiscal year ended June 30, 2014, the Company recognized the final $2.3 million of revenue related to its licensing agreement with Sanofi.

15. Departure of Officers; Appointment of Officers

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

16. Fair Value Measurements

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

		Basis of Fair Value Measurement
	Total Fair Value Measurements	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016:
Royalty agreement liability	$5,120	$—	$—	$5,120
Warrant liability	3,351	—	—	3,351
Derivative liability	347	—	—	347
June 30, 2015:
Royalty agreement liability	$9,930	$—	$—	$9,930

The following table presents the changes in the fair value of the level 3 financial instruments for the fiscal years ended June 30, 2016 and 2015.

	Royalty Agreement liability	Preferred Stock Conversion Liability	Warrant Liability	Derivative Liability
June 30, 2014	$6,400	$—	$—	$—
Royalty payments	(749)	—	—	—
Increase in royalty liability	4,279	—	—	—
June 30, 2015	$9,930	$—	$—	$—
Initial measurement	—	4,424	12,539	1,672
Cash payments	(1,227)	(280)	—	—
Non-cash conversions	—	(8,341)	—	—
Increase (decrease) in liability	(3,583)	4,197	(9,188)	(1,325)
June 30, 2016	$5,120	$—	$3,351	$347

Following is a description of the valuation methodologies used to measure the royalty agreement liability, the warrant liability, and the derivative liability. There have been no changes in the methodology used during the fiscal year ended June 30, 2016.

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

17. Related Party Transactions

Administrative and Consulting Fees

The Company has an agreement with a consulting firm, of which a member of the Company’s board of directors is the principal. Under the terms of the agreement, the Company pays a fee for finance, accounting and secretarial consulting services within Australia. Amounts paid to the consulting entity during the fiscal years ending June 30, 2016, 2015 and 2014 were $0.2 million, $0.2 million and $0.2 million, respectively.

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

In addition to the Shortall Funds, during fiscal years 2014 through 2016, under Mr. Shortall’s direction, the Company accepted checks and wires from Mr. Shortall in the aggregate amount of approximately $300,000 and disbursed the same amount of funds to Mr. Shortall or his designees but did not deposit such checks or receive such wires from Mr. Shortall until eight days to thirty-six days after the Company’s disbursement of the funds.  The Company believes such transactions constituted loans from the Company to Mr. Shortall.  The amount of such loans were approximately $6,000, $224,000, and $70,000 in fiscal years 2016, 2015 and 2014, respectively. In addition, Mr. Shortall wired funds and provided personal checks to the Company in the aggregate amount of approximately $91,000, not including the Shortall Funds, which wires and checks the Company received and deposited, as applicable, prior to or within a day of the Company disbursing the same amounts to Mr. Shortall.  The amount of such transfers were approximately $0, $28,000 and $63,000 in fiscal years 2016, 2015 and 2014, respectively.

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

From fiscal 2014 through fiscal 2016, Mr. Shortall caused the Company to pay for personal expenses, approximately $88,000 of which was not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts is uncertain and the Company has recorded approximately $0, $60,000 and $28,000 as Selling, General and Administrative Expense in fiscal year 2016, 2015 and 2014, respectively.

Advanced Withholding Payments

In March 2016, July 2015 and December 2014, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of three executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer, its Senior Vice President and Chief Commercial Officer, and its former President and Chief Operating Officer, in an aggregate amount of approximately $240,000 prior to being reimbursed by such executive officers. With the exception of one $400 underpayment, which the Company collected in July, 2016, such executive officers repaid the Company in full within a range of 18 to 120 days from the date of the withholding payment. The Company believes such advances constituted loans. The amount of such advances were approximately $146,000, $94,000 and $0 in fiscal years 2016, 2015 and 2014, respectively. The March 2016 delayed repayments are appropriately reflected as a receivable in the Company’s financial statements as of June 30, 2016 and were reimbursed to the Company during July 2016.

18. Quarterly Results (unaudited)

	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016
	(In thousands, except per share data)
Year Ended June 30, 2016
Revenues	$3,187	$4,499	$822	$6,333
Net loss	(25,864)	(25,423)	(41,779)	(7,717)
Basic and diluted loss per share	$(2.08)	$(1.98)	$(2.68)	$(0.47)

	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015
	(In thousands, except per share data)
Year Ended June 30, 2015
Revenues	$1,380	$5,403	$2,921	$3,454
Net loss	(22,262)	(19,387)	(23,105)	(26,095)
Basic and diluted loss per share	$(2.12)	$(1.80)	$(1.99)	$(2.16)

Per share amounts for the quarters may not add to the annual amount due to differences in the weighted average common shares outstanding during the period.

19. Subsequent Events

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

As outlined in the Explanatory Note to this 2016 10-K, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company's former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Board of Directors (“Board”).  Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015.  The Board established a Special Committee to oversee an independent investigation.  External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”).  The Investigation did not identify any material financial loss to the Company.

In connection with the Investigation, the Company carried out an evaluation, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016.  Due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of June 30, 2016.

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

Management, under the supervision of the Company’s new CEO and the Company’s CFO, and oversight of the Board, conducted an assessment of the effectiveness of internal control over financial reporting.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework (the “COSO 2013 Framework”).  Management has determined the following material weaknesses existed at June 30, 2016:

The Company, under the oversight of the Board and the leadership of Mr. Shortall, did not have an effective control environment, risk assessment process, information and communication process and monitoring activities; specifically:

•

The Company failed to establish a tone at the top that demonstrated its commitment to integrity and ethical values. Mr. Shortall created instances where certain personnel participated in override of the Company’s policies and procedures and internal controls without exercising the appropriate professional skepticism and failed to communicate the override of controls to others.

•

The Company did not have an effective annual process in place to ensure that all employees, including management, confirmed their compliance with the Company’s Business Conduct Policy and that deviations from the expected standards of conduct were identified and remedied in a timely manner.

•

The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for financial reporting processes and the design, documentation and effective operation of internal controls to effectively adopt the COSO 2013 Framework.

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

As a consequence of the inappropriate tone at the top and the above-mentioned entity level deficiencies, the following process level control deficiencies were identified:

•

Ineffective operation of certain process level controls due to management override of controls resulting from the dominant influence of the former CEO, including ineffective process-level controls over the accounting for related party transactions and the evaluation of transactions with senior executives and a former Board member that represented loans and advances.  In addition, the Company did not involve those employees with the appropriate knowledge and expertise to evaluate the business purpose of the transactions and compliance with laws and regulations.

•

Ineffective design and implementation and documentation of management review controls, specifically, the management review controls did not adequately address or document management's expectations, criteria for investigation, the level of precision used in the performance of the review control, and how outliers were identified, investigated and resolved.

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

Certain of these control deficiencies resulted in immaterial misstatements in the preliminary consolidated financial statements as at and for the year ended June 30, 2016 which were corrected in the Company’s consolidated financial statements included in the 2016 10-K.  Other deficiencies resulted in no misstatements in the consolidated financial statements.  However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.  Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2016.

The independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of June 30, 2016.  KPMG LLP’s report appears on page 56 of this 2016 10-K.

Remediation of Material Weaknesses

The Company continues to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are designed and operating effectively.  Our Board and management take internal controls over financial reporting and the integrity of the Company's financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal controls over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. The following actions and plans will be or have been implemented:

•

The Board replaced Mr. Shortall effective March 2016 with our then interim and now current CEO, John Ryan, effective March 2016. Mr. Bosnjak resigned in August 2015. Mary Kate Wold, President and CEO of the Church Pension Group, a former finance executive at Wyeth and previously Unilife's Vice Chair and Lead Independent Director, assumed the role of Board Chair.  In addition, the Controller is no longer serving as Chief Accounting Officer, Controller or Treasurer.  The Company appointed David Hastings as the Company’s Chief Accounting Officer and Treasurer along with Mr. Hastings’ current role as Chief Financial Officer.  The Company has also appointed a new independent Board member.

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

•

Management review controls will be reassessed to determine the appropriate level of precision required to mitigate the potential for a material misstatement. In addition, the Company will enhance its design and implementation and supporting documentation over management review controls to make clear: (i) management’s expectations related to transactions that are subject to such controls; (ii) the level of precision and criteria used for investigation; and (iii) evidence that all outliers or exceptions that should have been identified are investigated.

•

The Company will design and document its general information technology controls specifically, program change controls, user access controls designed to restrict IT and financial users’ access and monitoring controls designed to actively monitor program changes and user access activities.

Changes in Internal Control over Financial Reporting

Except for the management review controls deficiency and the Company’s ineffective adoption of COSO 2013 disclosed above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted above, the Company began the process of enhancing existing controls and designing and implementing additional controls and procedures in response to the material weaknesses.

Item 9B.	Other Information

Letter Agreement

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

In accordance with the ROS Letter Agreement, ROS also agreed to waive all rights under the Amended OrbiMed Credit Agreement and the other Loan Documents to declare an “Event of Default” or other breach under such documents as a result of the Company’s or the Borrower’s failure to timely file documents (the “Delayed Filings”) with the Securities and Exchange Commission or ASX since February 22, 2016.  Pursuant to the ROS Letter Agreement, ROS acknowledged and agreed that the filing by the Borrower of the Delayed Filings with the Securities and Exchange Commission and the ASX will cure any such breach so long as the Borrower files such Delayed Filings by November 7, 2016.The foregoing description of the ROS Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the ROS Letter Agreement, which is attached as Exhibit 10.85 to this Annual Report on Form 10-K and is incorporated into this Annual Report on Form 10-K by reference.

Hanson Employment Agreement

On October 21, 2016, the Company entered into an Employment Agreement with Ian Hanson (the “Hanson Employment Agreement”), pursuant to which Mr. Hanson will serve as the Company’s Senior Vice President and Chief Operating Officer and as a member of the Company’s Executive Leadership Team.

The term of the Hanson Employment Agreement commenced on October 21, 2016 and will expire on December 31, 2018; provided that the Hanson Employment Agreement will automatically renew for one-year periods annually thereafter unless either party gives the other party thirty days’ written notice prior to the relevant expiration date of its intention not to renew the agreement.

Pursuant to the Hanson Employment Agreement, Mr. Hanson’s annual base salary is $350,000.  In addition, Mr. Hanson is eligible to earn an annual cash bonus in amounts and percentages as determined by the Compensation Committee of the Board (the “Compensation Committee”).  The target cash bonus opportunity for each year will be no lower than forty percent of Mr. Hanson’s base salary.  Mr. Hanson’s cash bonuses are subject to his achievement of such goals and objectives as the Compensation Committee may determine.

Pursuant to the Hanson Employment Agreement, Mr. Hanson is eligible to participate in those of the Company’s benefits programs (including any equity incentive plan of the Company or its affiliates) and other benefits provided to similarly situated employees of the Company.  Mr. Hanson is also entitled to receive four weeks of paid vacation per calendar year.

Any stock options and other stock-based awards that Mr. Hanson may receive from the Company will be governed by the applicable underlying award agreement and the terms of the Company’s 2009 Stock Incentive Plan or any successor plan under which the award is granted.

Under the Hanson Employment Agreement, the Company will reimburse Mr. Hanson for all reasonable and necessary expenses incurred by him in carrying out his duties under the agreement in accordance with the Company’s business expense policies.

During and following Mr. Hanson’s employment, the Company will provide Mr. Hanson with indemnification for acts performed in his capacity as an employee and/or officer of the Company equivalent to the indemnification and directors’ and officers’ insurance coverage applicable to the then-current officers of the Company.

Pursuant to the Hanson Employment Agreement, if Mr. Hanson’s employment with the Company is terminated (i) by the Company without “Cause” (as defined in the Hanson Employment Agreement), (ii) as a result of Mr. Hanson’s resignation for “Good Reason” (as defined in the Hanson Employment Agreement), or (iii) as a result of the Company’s non-renewal of the Hanson Employment Agreement, then, subject to Mr. Hanson’s execution of a general release, Mr. Hanson will be entitled to: (A) the continued payment by the Company of Mr. Hanson’s base salary and health insurance premiums for a period of twelve months (which will be increased to 18 months if the termination event occurs within one year of a “Change in Control” (as defined in the Hanson Employment Agreement) of the Company), and (B) a payment by the Company of an amount equal to the greater of the amount of the annual incentive bonus, if any, earned by Mr. Hanson for the last completed bonus year prior to the year in which his employment was terminated and 40% of Mr. Hanson’s base salary as in effect immediately prior to such termination, which amount will be payable over twelve months.  In addition, in the event of such a termination of the Hanson Employment Agreement, all of Mr. Hanson’s then unvested time-vested equity awards will be accelerated.

The Hanson Employment Agreement does not alter Mr. Hanson’s previously executed Confidentiality, Non-Competition and Intellectual Property Agreement, which provides that Mr. Hanson will be subject to certain non-competition and non-solicitation covenants during the term of Mr. Hanson’s employment with the Company and for a period of two years thereafter.

The foregoing description of the Hanson Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Hanson Employment Agreement, which is attached as Exhibit 10.83 to this Annual Report on Form 10-K and is incorporated into this Annual Report on Form 10-K by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Corporate Governance

The information required by this Item 10 regarding directors and corporate governance is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, under the headings “Proposal No. 1 – Election of Directors” and “Proposal No. 1 – Information on Our Board of Directors and Corporate Governance.”

Executive Officers

The information required by this Item 10 regarding executive officers is incorporated by reference to our 2016 Proxy Statement under the heading “Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

The information concerning Compliance with Section 16(a) of the Exchange Act is incorporated by reference to our 2016 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

The information concerning our Code of Business Conduct and Ethics is incorporated by reference to our 2016 Proxy Statement under the heading “Proposal No. 1– Information on Our Board of Directors and Corporate Governance – Meetings and Committees of the Board – Code of Business Conduct and Ethics.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the 2016 Proxy Statement under the headings of “Executive Compensation” and “Director Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 is incorporated by reference to the 2016 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information.”

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

Substantial Shareholders

The information required herein is incorporated by reference to the 2016 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management.”

Distribution of Common Stock and CDI Holders as of September 30, 2016

	CDIs
	Number of Holders	Number of CDIs
1 — 1,000	1,349	659,657
1,001 — 5,000	2,157	6,213,102
5,001 — 10,000	1,066	8,535,118
10,001 — 100,000	2,717	96,388,589
100,001 — and over	683	280,246,654
	7,972	392,043,120

The number of stockholders holding less than a marketable parcel of shares of common stock was 4,196 based on the closing market price as of September 30, 2016.

There is no current on-market buy-back of our securities.

Twenty Largest CDI Holders as of September 30, 2016

Rank	Name	Number of CDIs Held	% of CDIs Outstanding
1.	Citicorp Nominees Pty Limited	6,906,818	1.76
2.	Mr Dennis Banks + Mrs Janine Banks <Banks Super Fund A/C>	5,961,935	1.52
3.	Mr Simon Charles McCreed	5,750,000	1.47
4.	Mr Evan Philip Clucas + Ms Leanne Jane Weston <Kuranga Nursery Super A/C>	5,475,988	1.40
5.	Mrs Joyce Maria Cootes	5,150,000	1.31
6.	Bond Street Custodians Limited <Grays - D07122 A/C>	5,000,000	1.28
7.	Hertogs Investments Pty Limited	5,000,000	1.28
8.	Billnted Pty Ltd <Excellent Adventure A/C>	4,800,000	1.22
9.	J & N Kaal Pty Limited <Kaal Super Fund A/C>	4,427,470	1.13
10.	Admark Investments Pty Ltd <The Pinto Family A/C>	4,296,078	1.10
11.	Bond Street Custodians Limited <Grays - D07026 A/C>	4,000,000	1.02
12.	Brispot Nominees Pty Ltd <House Head Nominee No 1 A/C>	3,363,915	0.86
13.	Mr Bradley Gavin Downes	3,034,169	0.77
14.	Bond Street Custodians Limited <Grays - D07331 A/C>	2,500,000	0.64
15.	Lucky Pom Pty Ltd <Grayson A/C>	2,500,000	0.64
16.	Mrs Cherie Ann Lauder + Mr John William Lauder <J&C Lauder Family S/F A/C>	2,433,932	0.62
17.	Mr Ashley James Griffiths	2,200,000	0.56
18.	Regnal Superannuation Pty Ltd <Regnal Super Fund No 2 A/C>	2,094,000	0.53
19.	Mr Joseph Zanca + Mrs Szerenke Zanca <Zanacorp Super Fund A/C>	2,048,520	0.52
20.	Mr Brett Anthony Wall	1,990,998	0.51
Total		78,933,823	20.13

General Information

The name of our Secretary is Ms. Stephanie Walters.

The complete mailing address, including zip code, of our principal executive offices is 250 Cross Farm Lane, York, Pennsylvania 17406.

The address of the principal registered office in Australia is Suite 1A, Level 2, 802 Pacific Hwy, Gordon NSW 2082, Australia and our telephone number there is +61 2 8346 6500. The ASX Liaison Officer is Mr. Jeff Carter.

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

This Corporate Governance Statement is current as of October 21, 2016 and has been approved by our board of directors.

Copies of our charters, codes and policies may be downloaded from the corporate governance section of our website ( www.unilife.com ).

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

Principle 1 — Lay solid foundations for management and oversight

Recommendation 1.1 — Establish the functions reserved to the board and those delegated to senior executives and disclose those functions

The primary responsibility of:

(a) the board of directors is to exercise their business judgment to act in what they reasonably believe to be in the best interests of our stockholders’; and

(b) the Chief Executive Officer is to oversee the day-to-day performance of Unilife (pursuant to powers delegated to the board of directors).

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

Recommendation 1.2 — Disclose the process for submitting a director to shareholders as a candidate for election as a director and provide information regarding the director’s candidacy

The Nominating and Corporate Governance Committee is responsible for evaluating nominees for election as director, determining the criteria for selecting new directors, and selecting or recommending to the board director nominees, although this may instead be handled by our Board of Directors.  We undertake appropriate checks before appointing a person, or putting forward to stockholders a candidate for election as a director. Each year, we provide information to shareholders regarding director nominees to enable them to make an informed decision on whether or not to re-elect a director, including the director’s relevant qualifications and experience and the skills they bring to the board of directors; details of any other material directorships currently held by the candidate, the term of office already served by the director, whether the director is considered to be independent, and a recommendation by the board of directors with respect to the re-election of the director. We will provide similar information regarding any candidate standing for election as a director for the first time.

Recommendation 1.3 — Enter into written agreements with directors and senior executives

Other than for one recently appointed executive officer, we maintain written employment agreements with each of our named executive officers and maintain letters of appointment for all of our non-executive directors. Director obligations are set forth in the Charter of the board of directors and in the Charters of each of the committees of our board of directors, all of which are available on the corporate governance section of our website. For the fiscal year ended June 30, 2016, there were no material variations to any of the Company's employment agreements with then executive officers except as previously disclosed.

Recommendation 1.4 — Accountability of company Secretary to the board through the chair, on all matters to do with the proper functioning of the board

Our Secretary, Ms. Stephanie Walters, is directly accountable to the board of directors through the Chairman of the board of directors for monitoring our compliance in respect of all corporate governance matters and compliance with all disclosure obligations. Each director is able to communicate directly with Ms. Walters.

Recommendation 1.5 — Establish a policy concerning diversity and disclose it. The policy should include requirements for the board of directors to establish measurable objectives for achieving gender diversity and for the board of directors to assess annually both the objectives and progress in achieving them

The board of directors has adopted a Diversity Policy which includes the responsibility to establish appropriate and measurable diversity objectives and for the board of directors to assess regularly the overall effectiveness of the objectives and annually review the progress in achieving the diversity objectives.

Unilife is committed to driving diversity across all levels of the Company. Diversity at Unilife signifies not only a blend of races, genders, ages, ethnicities, religions, cultural backgrounds, languages, social backgrounds and military service but also a range of experiences, perspectives, skill sets, capabilities and thought. We seek to hire the most qualified person for each position while also prioritizing diversity.  In accordance with the Company's Diversity Policy, the following measurable objectives have been adopted by the Nominating and Corporate Governance Committee:

•	Recruit new employees and directors from a broad pool of talent, including targeting sources of diverse candidates, which will increase the diversity of Unilife over time;
•	Include at least one woman on every interview team, particularly from the target function (i.e., at least one female engineer to interview engineer candidates);
•	Hold focus group meetings with diverse employees annually on how to recruit diverse candidates and to encourage them to participate actively in recruitment; and
•	Review job postings for potential impact on diversity recruiting and confirm the posting will not dissuade diverse candidates from applying.

As of May, 2016, women represented approximately 30% (57 of 192) of the total employee base, 27% (4 of 15) of the executive management and 20% (1 out of 5) of the board of directors.

Recommendation 1.6 — Disclose the process for evaluating the performance of the board of directors, its committees and individual directors

In accordance with the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee periodically undertakes a formal review of the performance of the board of directors, its committees and individual directors.

A performance evaluation of the board of directors, its committees and individual directors was commenced during fiscal year 2016 in accordance with the Nominating and Corporate Governance Committee Charter and completed in August 2016.

Recommendation 1.7 — Disclose the process for evaluating the performance of its senior executives

The Compensation Committee periodically undertakes a formal review of its senior executives against agreed goals and objectives.

A performance evaluation of senior executives was undertaken during fiscal year 2016.

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

Recommendation 2.3 — Disclose the names of the directors considered by the board to be independent directors

Recommendation 2.4 — A majority of the board of directors should be independent directors

The Company considers that a director is an independent director where that director is free from any relationship that, in the opinion of the Board, would interfere with, or could be reasonably be perceived to materially interfere with, the exercise of independent judgment in carrying out the responsibilities of a director, and otherwise meets the requirements of independence set forth in the rules of NASDAQ and the ASX, any regulatory agency (including the Securities and Exchange Commission) and any additional Board guidelines.

The board of directors is currently comprised of seven directors. The seven directors include six non-executive directors (including the Chairman) and one executive director (being the Chief Executive Officer). Five of the six non-executive directors are considered “independent” in accordance with the NASDAQ listing rules and the ASX listing rules. These independent directors are Ms. Wold and Messrs. Lund, Galle, Kamarck and Hamill. Ms. Wold is the Chairman of the board of directors.

The length of service of each director on the Board is as follows:

Ms. Wold (since May 2010), Mr. Lund (since November 2009), Mr. Galle (since June 2008), Mr. Hamill (since August 2015), Mr. Carter (since April 2006), Mr. Ryan (since July 2016) and Mr. Kamarck (since July 2016).

Recommendation 2.5 — The Chairman should be an independent director and the roles of Chairman and Chief Executive Officer should not be exercised by the same individual

The board of directors elects its Chairman of the board of directors and appoints the Chief Executive Officer according to its view of what is best for the Company at any given time. Ms. Wold is Chairman and Mr. Ryan is the CEO of the Company.

In compliance with the ASX Governance Recommendations, the Chairman of the board of directors is an independent director and the roles of the Chairman and the Chief Executive Officer of the Company are not currently exercised by the same individual. However, the board of directors does not believe there should be a fixed rule as to whether the offices of Chairman of the board of directors and the Chief Executive Officer should be vested in the same person or two different people, or whether the Chairman of the board of directors should be an employee of the Company or should be elected from among the non-employee directors. Our needs and the individuals available to serve in these roles may dictate different outcomes at different times, and the board of directors believes that retaining flexibility in these decisions is in our best interest and our stockholders’. In the event that the offices of the Chairman of the board of directors and the Chief Executive Officer are vested in the same person, our board of directors will, in accordance with governance best practices, appoint a lead independent director.

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

Recommendation 3.1 — Establish a Code of Conduct and disclose it

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

Information regarding the skills, experience and expertise of directors, including Audit Committee members in accordance with U.S. disclosure requirements, is available on our website.

We refer shareholders to the “Additional ASX Required Disclosures” section further below for information relating to the number of times each committee has met in the financial year ending 30 June 2016 and the individual attendances of the members at those meetings.

Recommendation 4.2 — The board should, before it approves the entity’s financial statements for a financial period, receive from its CEO and CFO a declaration that, in their opinion, the financial records of the entity have been properly maintained and that the financial statements comply with the appropriate accounting standards and give a true and fair view of the financial position and performance of the entity and that the opinion has been formed on the basis of a sound system of risk management and internal control which is operating effectively

We refer shareholders to Item 9A of this Annual Report on Form 10-K. As stated above, Item 9A of this Annual Report on Form 10-K discloses information regarding the Company’s controls and procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures and management’s evaluation of the effectiveness of our internal control over financial reporting. Please also see the “Explanatory Note” above which discusses the results of the Investigation and amendments to certain of the Company’s prior filings with the SEC as a result of findings from the Investigation.

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

Recommendation 4.3 — The external auditor should attend the annual general meeting of shareholders and be available to answer questions

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

In accordance with our commitment to fully comply with our continuous disclosure requirements, we have adopted a Disclosure Policy, together with other internal mechanisms and reporting requirements. A copy of the Company's Disclosure Policy is available on the corporate governance section of the Company's website.

We refer shareholders to Item 9A of this Annual Report on Form 10-K. As stated above, Item 9A of this Annual Report on Form 10-K discloses information regarding the Company’s controls and procedures, including management’s evaluation of the effectiveness of our disclosure controls and procedures. Please also see the “Explanatory Note” above which discusses the results of the Investigation and amendments to certain of the Company’s prior filings with the SEC as a result of findings from the Investigation.

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

We seek to use multiple modes of communication, including electronic communication, to ensure that our communication with stockholders is frequent and done with ease. Stockholders (including holders of CHESS Depositary Interests) may communicate with the board of directors electronically by submitting an email to stephanie.walters@unilife.com. All incoming communications are screened by our Company Secretary and transmitted to the intended recipient absent safety or security issues. Stockholders may also elect to receive email alerts from the Company by registering on our website and by following @unilife on Twitter.

Principle 7 — Recognize and manage risk

Recommendation 7.1 — (a) Establish a committee(s) to oversee risk which has at least three members, a majority of whom are independent directors, and is chaired by an independent director; and disclose the charter of the committee, the members of the committee, and the number of times the committee and the individual attendance of committee members; or (b) if there is no such committee, disclose the processes it employs for overseeing the entity’s risk management framework

We do not have a board committee that is tasked solely with overseeing Company risk. The board of directors is responsible for reviewing, ratifying and monitoring systems of risk management and internal control, codes of conduct, and legal compliance. In addition, the Audit Committee is responsible for (i) discussing guidelines and policies to govern the process by which risk assessment and management is undertaken and handled; and (ii) reviewing the effectiveness and adequacy of our internal control structure and considering with management, the internal auditors and the independent auditor whether any changes to the internal control structure are appropriate.

We have implemented an enterprise-risk management program, which is designed to ensure that risks including, amongst others, technology risks, economic risks, financial risks, regulatory risks and other operational risks are identified, evaluated and mitigated to enable the achievement of our goals.

We refer shareholders to the “Explanatory Note” above which discusses the results of the Investigation and to Item 9A of this Annual Report on Form 10-K which discusses Material Internal Control Weaknesses and the Company’s remediation plans related thereto.

Recommendation 7.2 — Review the company’s risk management framework at least annually so that it continues to be sound and disclose whether such a review has taken place

Management provides the board of directors with frequent updates on the state of our business, including the risks that we face from time-to-time. These updates include up-to-date financial information, operational activity, clinical status and competitor updates. Management provides the board of directors with an annual review of management’s enterprise risk management assessment, which identifies particular events or circumstances relevant to our objectives (risks and opportunities), assessing them in terms of likelihood and magnitude of impact, determining a response strategy, and monitoring progress. These updates are founded on internal communications that are fostered internally through management meetings and other internal communications. These processes operate in addition to our Quality System, complaint handling processes, employee policies and standard operating procedures. The board of directors conducted its last annual review of management’s enterprise risk management assessment in May 2015 and will conduct its next review in December 2016.

As a U.S. public company, we are required to comply with the provisions of the Sarbanes-Oxley Act of 2002, which requires us to establish policies and internal controls over financial reporting to reduce certain risks to the business, including potential fraud. Our internal controls are audited annually by KPMG, its auditors, and by Protiviti, an independent consultant, to ensure compliance, and the results of their audits are reported to the audit committee. The Chief Executive Officer and Chief Financial Officer are required to evaluate our internal controls on an annual basis and to certify to our auditors and the audit committee the following:

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

We refer shareholders to the “Explanatory Note” above which discusses the results of the Investigation and to Item 9A of this Annual Report on Form 10-K which discusses Material Internal Control Weaknesses and the Company’s remediation plans related thereto.

Recommendation 7.3 — Disclose if the Company has an internal audit function, how the function is structured and what role it performs. If the Company does not have an internal audit function, disclose that fact and the processes it employs for evaluating and continually improving the effectiveness of its risk management and internal control processes

Due to our current size and business circumstances, we have not had an internal audit function.

As required under the Sarbanes-Oxley Act of 2002, we are required to evaluate and test our internal controls over financial reporting and we engage the services of an outside consultant to assist in carrying out these duties. As the outside consultant is independent of management, it provides for ongoing evaluation and opportunities to improve our risk management and internal processes.

We refer shareholders to the “Explanatory Note” above which discusses the results of the Investigation and to Item 9A of this Annual Report on Form 10-K which discusses Material Internal Control Weaknesses and the Company’s remediation plans related thereto, including that we intend to implement an internal audit function and develop a risk based plan that will monitor our adherence to its policies and procedures.

Recommendation 7.4 — Disclose any material exposure to economic, environmental and social sustainability risks and, if it does, how it manages those risks

We discuss material risks we face in Item 1A of this Annual Report on Form 10-K, including economic, environmental and social sustainability risks. We manage risk in accordance with the processes and procedures discussed in response to Recommendations 7.1 through 7.3.

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

Recommendation 8.2 — Disclose policies and practices of the company regarding the remuneration of non-executive and remuneration of executive directors and other senior executives

Our Compensation Committee is responsible for making recommendations to the Board in relation to the Company’s policies and practices regarding the remuneration of non-executive directors and the remuneration of executive directors and other senior executives, separately. Further details regarding the compensation policies and practices for executive and non-executive directors and other senior executives will be set out in our Annual Proxy statement.

A copy of the Compensation Committee Charter is available on our website.

Recommendation 8.3 — Establish a policy on whether participants in an equity-based compensation plan are permitted to enter into transactions which limit the economic risk of participating in the plan and disclose that policy or summary of it

Our Insider Trading Policy, which is available on the corporate governance section of our website, restricts participants in our Amended and Restated 2009 Stock Incentive Plan from entering into transactions which limit the economic risk of participating in such plan.

Additional ASX Required Disclosures

(a)

There were 41 board meetings and the audit, compensation, and nominating and corporate governance committees held 6, 13 and 2 meetings, respectively, during the reporting period. Director attendance at Board and Committee meetings is set out below.

	Meetings of the Board	Audit Committee		Compensation Committee		Nominating and Governance Committee
Alan Shortall*	25	2	**	8	**	1	**
Slavko James Joseph (Jim) Bosnjak*	2	—		1		—
William Galle	35	2	**	13		2
John Lund	38	6		12		2
Mary Kate Wold	40	6		9	**	2
Jeff Carter	34	2	**	5	**	1	**
Harry Hamill*	38	5		12		2	**

*	Only served on the Board for a portion of the reporting period.
**	Did not serve on the Committee during the reporting period.

Two of our current directors, John Ryan and Michael Kamarck, are not included in the above table as they were appointed to the Board after the conclusion of the reporting period.

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

The information required by this Item 13 is incorporated by reference to the 2016 Proxy Statement under the headings “– Information on Our Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to the 2016 Proxy Statement under the heading “Proposal No. 2 – Ratification of Appointment of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Unilife Corporation		10	3.1	November 12, 2009

3.2	Certificate of Designations of Series A Redeemable Convertible Preferred Stock of Unilife Corporation, filed with the Secretary of State of the State of Delaware on November 6, 2015		8-K	3.1	November 9, 2015

3.3	Certificate of Amendment to Certificate of Incorporation of Unilife Corporation		8-K	3.1	November 17, 2015

3.4	Certificate of Amendment to Certificate of Incorporation of Unilife Corporation		8-K	3.1	May 12, 2016

3.5	Amended and Restated Bylaws of Unilife Corporation		8-K	3.1	August 17, 2010

4.1	Form of Common Stock Certificate		10	4.1	November 12, 2009

4.2	Form of Indenture		S-3	4.4	June 30, 2014

10.1+	Consultancy Agreement, dated as of January 22, 2009 between Unilife Medical Solutions Limited and Joblak Pty Ltd		10	10.15	November 12, 2009

10.2+	Unilife Corporation Amended and Restated 2009 Stock Incentive Plan		DEF 14A	Annex A	October 2, 2014

10.3+	Unilife Medical Solutions Limited Exempt Employee Share Plan		10	10.19	November 12, 2009

10.4	Amended and Restated Operating Agreement dated December 14, 2009 of Unilife Cross Farm LLC		10/A	10.26	January 6, 2010

10.5+	Form of Unilife Corporation Nonstatutory Stock Option Notice		10-Q	10.2	March 24, 2010

10.6+	Employment Agreement, dated as of July 27, 2010 between Unilife Corporation and Dennis P. Pyers		10-K	10.46	September 28, 2010

10.7	Loan Agreement between Metro Bank and Unilife Cross Farm LLC dated as of October 20, 2010		8-K	10.1	October 26, 2010

10.8	Term Note in the principal amount of $14,250,000 dated as of October 20, 2010		8-K	10.2	October 26, 2010

10.9	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Corporation)		8-K	10.4	October 26, 2010

10.10	Guaranty and Suretyship Agreement dated October 20, 2010 (Unilife Medical Solutions, Inc.)		8-K	10.5	October 26, 2010

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.11	Form of Warrant issued to Keystone Redevelopment Group, LLC and L2 Architecture on December 2, 2010		POS AM	10.58	December 10, 2010

10.12+	Employment Agreement, effective October 1, 2011 between Unilife Corporation and Alan D. Shortall		10-Q	10.4	November 9, 2011

10.13+	Employment Agreement, effective July 1, 2012 between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.1	June 15, 2012

10.14+	Letter Agreement, dated May 14, 2013, between Unilife Corporation and Ramin Mojdeh, Ph.D.		10-K	10.75	September 13, 2013

10.15+	Amendment to Employment Agreement, effective September 12, 2013 between Unilife Corporation and Ramin Mojdeh, Ph.D.		10-K	10.76	September 13, 2013

10.16*	Credit Agreement, dated as of March 12, 2014, by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP		10-Q/A	10.1	September 29, 2014

10.17	Royalty Agreement, dated as of March 12, 2014, by and between Royalty Opportunities S.A.R.L. and Unilife Medical Solutions, Inc.		10-Q/A	10.2	September 29, 2014

10.18	General Security Deed, dated as of March 12, 2014, by Unitract Syringe Pty Limited, Unilife Medical Solutions Limited and Unilife Corporation in favor of ROS Acquisition Offshore LP		10-Q	10.3	May 12, 2014

10.19	Omnibus Waiver and Amendment, dated as of March 12, 2014, by and among Unilife Cross Farm LLC, Unilife Medical Solutions, Inc., Unilife Corporation and Metro Bank		10-Q	10.4	May 12, 2014

10.20	Guarantee, dated as of March 12, 2014, by Unilife Corporation, Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP and Royalty Opportunities S.A.R.L.		10-Q	10.7	May 12, 2014

10.21	Pledge and Security Agreement, dated as of March 12, 2014, by Unilife Medical Solutions, Inc., Unilife Cross Farms LLC, Unilife Medical Solutions Limited and Unitract Syringe Pty Limited in favor of ROS Acquisition Offshore LP		10-Q/A	10.3	September 29, 2014

10.22	Open-End Commercial Mortgage and Security Agreement, dated as of March 12, 2014, by and between Unilife Cross Farms LLC and ROS Acquisition Offshore LP, for itself and as agent for Royalty Opportunities S.A.R.L.		10-Q	10.9	May 12, 2014

10.23+	Employment Agreement, dated September 15, 2014, between Unilife Corporation and John C. Ryan, Esq.		8-K	10.1	September 19, 2014

10.24+	Amendment to Employment Agreement, dated September 15, 2014, between Unilife Corporation and Alan D. Shortall		8-K	10.2	September 19, 2014

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.25+	Amendment to Employment Agreement, dated September 17, 2014, between Unilife Corporation and Alan D. Shortall		8-K	10.3	September 19, 2014

10.26+	Amendment to Employment Agreement, dated September 15, 2014, between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.4	September 19, 2014

10.27+	Amendment to Employment Agreement, dated September 17, 2014, between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.5	September 19, 2014

10.28	First Amendment to the Credit Agreement, dated September 30, 2014, between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP		10-Q	10.1	November 12, 2014

10.29	First Amendment to the Royalty Agreement, dated September 30, 2014, between Unilife Medical Solutions, Inc. and Royalty Opportunities S.A.R.L.		10-Q	10.2	November 12, 2014

10.30+	Employment Agreement, dated November 6, 2014, between Unilife Corporation and Mark V. Iampietro		10-Q	10.3	November 12, 2014

10.31+	Employment Agreement, dated January 9, 2015, between Unilife Corporation and David C. Hastings		8-K	10.1	January 14, 2015

10.32+	Amendment to Employment Agreement, dated January 9, 2015, between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.3	January 14, 2015

10.33+	Amendment to Employment Agreement, dated January 9, 2015, between Unilife Corporation and John C. Ryan		8-K	10.4	January 14, 2015

10.34+	Form of Restricted Stock Agreement under the Unilife Corporation 2009 Stock Incentive Plan, dated November 14, 2014, between Unilife Corporation and Alan D. Shortall (4,000,000 shares of common stock)		S-8	4.2	November 14, 2014

10.35+	Form of Restricted Stock Agreement under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan		10-Q	10.1	February 9, 2015

10.36+	Form of Restricted Stock Units Notice under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan (US Directors)		10-Q	10.2	February 9, 2015

10.37+	Form of Restricted Stock Units Notice under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan (Employees)	X

10.38+	Form of Restricted Stock Agreement under the Unilife Corporation Amended and Restated 2009 Stock Incentive Plan (Australian Directors)		10-Q	10.3	February 9, 2015

10.39	Purchase Agreement, dated as of July 29, 2015, between Unilife Corporation and Lincoln Park Capital Fund, LLC		8-K (Film No. 151014075)	10.1	July 30, 2015

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.40	Controlled Equity OfferingSM Sales Agreement, dated July 29, 2015, between Unilife Corporation and Cantor Fitzgerald & Co.		8-K (Film No. 151014081)	10.1	July 30, 2015

10.41	Second Amendment to the Credit Agreement, dated June 30, 2015, between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP		10-K	10.43	September 14, 2015

10.42+	Employment Agreement, dated September 10, 2015 between Unilife Corporation and Dennis P. Pyers		10-K	10.44	September 14, 2015

10.43	Third Amendment to Credit Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP.		8-K	10.1	October 16, 2015

10.44	Second Amendment to Royalty Agreement, dated October 13, 2015 by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.		8-K	10.2	October 16, 2015

10.45	Amended and Restated Promissory Note, dated as of October 13, 2015, for up to $70,000,000 by Unilife Medical Solutions, Inc. in favor of ROS Acquisition Offshore LP		8-K	10.3	October 16, 2015

10.46	Waiver to Credit Agreement, dated November 6, 2015 by and among Unilife Medical Solutions, Inc. and ROS Acquisition Offshore		10-Q	10.4	November 9, 2015

10.47	Promissory Note, dated September 30, 2015, for $600,000 by Unilife Corporation in favor of Alan D. Shortall		10-Q	10.5	November 9, 2015

10.48+	Fourth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Alan D. Shortall		10-Q	10.6	November 9, 2015

10.49+	Fifth Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Ramin Mojdeh, Ph.D.		10-Q	10.7	November 9, 2015

10.50+	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and David C. Hastings		10-Q	10.8	November 9, 2015

10.51+	First Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and Dennis P. Pyers		10-Q	10.9	November 9, 2015

10.52+	Second Amendment to Employment Agreement, dated October 13, 2015, by and between Unilife Corporation and John C. Ryan		10-Q	10.10	November 9, 2015

10.53	Stock Purchase Agreement, dated November 9, 2015, by and between the Company and an institutional investor		8-K	10.1	November 9, 2015

10.54	Waiver and Consent Agreement, dated November 9, 2015, by and between the Company and Lincoln Park Capital Fund, LLC		8-K	10.2	November 9, 2015

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.55	Letter Agreement, dated September 29, 2016, between Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc.	X

10.56	Letter Agreement, dated September 30, 2016, between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP	X

10.57	Warrant to Purchase Common Stock, dated November 9, 2015, issued by the Company to Lincoln Park Capital Fund, LLC		8-K	10.3	November 9, 2015

10.58	Fourth Amendment to the Credit Agreement, dated December 31, 2015, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto		8-K	10.1	January 7, 2016

10.59*	Exclusivity Agreement, dated December 31, 2015, by and between the Company and Amgen Inc.		10-Q/A	10.14	August 9, 2016

10.60	Fifth Amendment to the Credit Agreement, dated January 31, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto		10-Q	10.1	October 24, 2016

10.61	Third Amendment to Royalty Agreement, dated January 31, 2016, by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.		10-Q	10.2	October 24, 2016

10.62	First Amendment to Exclusivity Agreement, dated January 31, 2016, by and between Unilife Corporation and Amgen Inc.		10-Q	10.3	October 24, 2016

10.63	First Amendment to Stock Purchase Agreement, dated February 3, 2016, by and between Unilife Corporation and an institutional investor		8-K	10.1	February 3, 2016

10.64	Second Amendment to Exclusivity Agreement, dated February 5, 2016, by and between Unilife Corporation and Amgen Inc.		10-Q	10.5	October 24, 2016

10.65	Sixth Amendment to the Credit Agreement, dated February 9, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto		10-Q	10.6	October 24, 2016

10.66	Fourth Amendment to Royalty Agreement, dated February 9, 2016, by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.		10-Q	10.7	October 24, 2016

10.67	Third Amendment to Exclusivity Agreement, dated February 15, 2016, by and between Unilife Corporation and Amgen Inc.		10-Q	10.8	October 24, 2016

10.68	Seventh Amendment to the Credit Agreement, dated February 16, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto		10-Q	10.9	October 24, 2016

10.69	Fifth Amendment to Royalty Agreement, dated February 16, 2016, by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.		10-Q	10.10	October 24, 2016

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.70	Eighth Amendment to the Credit Agreement, dated February 22, 2016, by and among Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto		10-Q	10.11	October 24, 2016

10.71	Sixth Amendment to Royalty Agreement, dated February 22, 2016, by and among Unilife Medical Solutions, Inc. and Royal Opportunities S.À R.L.		10-Q	10.12	October 24, 2016

10.72*	Securities Purchase Agreement, dated as of February 22, 2016, among Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc.		10-Q	10.13	October 24, 2016

10.73*	6% Senior Secured Convertible Note Due 2023, dated February 22, 2016, in the amount of $30,000,000 issued by Unilife Corporation and Unilife Medical Solutions, Inc. to Amgen Inc.		10-Q	10.14	October 24, 2016

10.74	Warrant, dated as of February 22, 2016, issued by Unilife Corporation to Royal Opportunities S.À R.L.		10-Q	10.15	October 24, 2016

10.75+	Consulting Agreement, dated March 11, 2016, by and between Unilife Corporation and Alan D. Shortall		8-K	10.2	March 14, 2016

10.76+	General Release, dated March 11, 2016, by and between Unilife Corporation and Alan D. Shortall		8-K	10.1	March 14, 2016

10.77+	General Release, dated March 11, 2016, by and between Unilife Corporation and Ramin Mojdeh, Ph.D.		8-K	10.3	March 14, 2016

10.78+	Employment Agreement, dated July 28, 2016, by and between Unilife Corporation and John C. Ryan		8-K	10.1	July 28, 2016

10.79+	Letter Agreement, dated August 29, 2012, by and between Unilife Corporation and Michael Ratigan	X

10.80+	Letter Agreement, dated September 10, 2015, amending Employment Letter, dated August 29, 2012, by and between Unilife Corporation and Michael Ratigan	X

10.81+	Amendment to Letter Agreement, dated October 13, 2015, amending Employment Letter, dated August 29, 2012, by and between Unilife Corporation and Michael Ratigan	X

10.82+	Employment Agreement, dated November 5, 2015 by and between Unilife Corporation and Stephanie Walters	X

10.83+	Employment Agreement, dated October 21, 2016, between Unilife Corporation and Ian Hanson	X

10.84+	Letter Agreement, dated September 11, 2015 by and between Unilife Medical Solutions, Inc. and Molly Weaver, Ph.D.	X

10.85	Letter Agreement, dated October 21, 2016 by and between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP	X

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
12.1	Statement regarding computation of Ratio of Earnings to Fixed Charges	X

21	List of subsidiaries of Unilife Corporation	X

23.1	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.1#	Section 1350 Certification	X

32.2#	Section 1350 Certification	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan.
*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
#

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

Name	Title	Date

/s/ John Ryan	President and Chief Executive Officer	October 21, 2016
John Ryan	(Principal Executive Officer)

/s/ David C. Hastings	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer	October 21, 2016
David C. Hastings	(Principal Financial and Accounting Officer)

/s/ Mary Katherine Wold	Chair	October 21, 2016
Mary Katherine Wold

/s/ John Lund	Director	October 21, 2016
John Lund

/s/ Harry A. Hamill	Director	October 21, 2016
Harry A. Hamill

/s/ Jeff Carter	Director	October 21, 2016
Jeff Carter

/s/ William Galle	Director	October 21, 2016
William Galle

/s/ Michael E. Kamarck	Director	October 21, 2016
Michael E. Kamarck

/s/ John Ryan	Director	October 21, 2016
John Ryan