Form 10-Q
period 2016-09-30
Unilife Corp
filed 2016-11-14
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 17,382,872 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2016	June 30, 2016
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$5,980	$18,702
Restricted cash	2,092	2,400
Accounts receivable	2,050	374
Inventories	88	89
Prepaid expenses and other current assets	1,081	1,645
Total current assets	11,291	23,210
Property, plant and equipment, net	53,260	54,773
Goodwill	9,658	9,423
Other assets	257	255
Total assets	$74,466	$87,661
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,513	$2,662
Accrued expenses	12,059	13,710
Current portion of long-term debt	673	669
Deferred revenue	3,798	1,660
Total current liabilities	20,043	18,701
Long-term debt, less current portion	108,560	104,445
Warrant liability	1,810	3,351
Derivative liability	353	347
Deferred revenue	46,532	47,550
Other long-term liabilities	661	—
Total liabilities	177,959	174,394
Contingencies (Note 11)
Stockholders’ Deficit:
Redeemable convertible preferred stock, Series A — subject to redemption, $0.01 par value, 790 shares authorized, 0 shares issued, and 0 shares outstanding as of September 30, 2016 and June 30, 2016	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of September 30, 2016; none issued and outstanding as of September 30, 2016 and June 30, 2016	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized as of September 30, 2016; 17,433,332 and 17,488,032 shares issued, and 17,348,575 and 17,411,651 shares outstanding as of September 30, 2016 and June 30, 2016, respectively	174	175
Additional paid-in-capital	399,874	398,862
Accumulated deficit	(503,336)	(485,363)
Accumulated other comprehensive income	614	380
Treasury stock, at cost, 84,757 shares as of September 30, 2016 and 76,381 shares at June 30, 2016	(819)	(787)
Total stockholders’ deficit	(103,493)	(86,733)
Total liabilities and stockholders’ deficit	$74,466	$87,661

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,
	2016	2015
	(in thousands, except per share data)
Revenue	$1,713	$3,187
Operating expenses:
Research and development	6,803	16,004
Selling, general and administrative	8,178	9,228
Depreciation and amortization	1,690	1,543
Total operating expenses	16,671	26,775
Operating loss	(14,958)	(23,588)
Interest expense	4,286	1,684
Change in fair value of financial instruments	(1,261)	602
Other income, net	(10)	(10)
Net loss	(17,973)	(25,864)
Other comprehensive (income) loss, net:
Foreign currency translation	(234)	816
Comprehensive loss	$(17,739)	$(26,680)
Net loss per share:
Basic and diluted net loss per share	$(1.08)	$(2.08)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended September 30, 2016

(unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2016	17,488,032	$175	$398,862	$(485,363)	$380	$(787)	$(86,733)
Net loss	—	—	—	(17,973)	—	—	(17,973)
Foreign currency translation	—	—	—	—	234	—	234
Share-based compensation expense	(46,324)	(1)	1,012	—	—	—	1,011
Shares forfeited in lieu of payroll taxes	(8,376)	—	—	—	—	(32)	(32)
Balance as of September 30, 2016	17,433,332	$174	$399,874	$(503,336)	$614	$(819)	$(103,493)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(17,973)	$(25,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,690	1,543
Share-based compensation expense	1,011	3,584
Recognition of deferred revenue	(979)	(1,083)
Non-cash interest expense	4,068	557
Change in fair value of financial instruments	(1,261)	602
Non-cash sublease charge	709	—
Changes in assets and liabilities:
Restricted cash - related party	—	2,264
Accounts receivable	(1,676)	168
Inventories	1	44
Prepaid expenses and other current assets	563	(550)
Other assets	(2)	6
Accounts payable	880	4,891
Due to related party	—	(2,264)
Accrued expenses	(1,568)	2,479
Deferred revenue	2,009	—
Other long-term liabilities	25	—
Net cash used in operating activities	(12,503)	(13,623)
Cash flows from investing activities:
Purchases of property, plant and equipment	(363)	(2,785)
Net cash used in investing activities	(363)	(2,785)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(129)	(144)
Payment of royalty liability	(6)	(212)
Proceeds from former CEO loan	—	600
Proceeds from the issuance of common stock, net of issuance costs	—	9,342
Shares forfeited in lieu of payroll taxes	(32)	—
Decrease in restricted cash	308	308
Net cash provided by financing activities	141	9,894
Effect of exchange rate changes on cash	3	12
Net decrease in cash and cash equivalents	(12,722)	(6,502)
Cash and cash equivalents at beginning of period	18,702	12,303
Cash and cash equivalents at end of period	$5,980	$5,801
Supplemental disclosure of cash flow information
Cash paid for interest	$218	$1,782
Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$82	$12,188
Non-cash principal payments on long-term debt	$90	$—

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

The Company is focusing primarily on active and new customer programs in its portfolio of wearable injector products, which the Company expects will improve our operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. The Company’s wearable injector customers include Amgen Inc., MedImmune LLC (“MedImmune”), and Sanofi S.A. (“Sanofi”).

In addition to the filling, assembly and/or packaging of the Company’s products with injectable therapies, the Company’s customers are also, with respect to most of its products, responsible for the regulatory approval, sale and marketing of their final drug-device combination products. While at this point the Company’s products have not been sold to end users with the Company’s customers’ injectable therapies, the Company can generate revenue from customization programs, upfront fees, device and development  materials, and exclusivity fees.

With the Company’s primary focus now on its wearable injector products, the Company performed an evaluation of its current contracts for its other products and determined that continued investment in those products is ultimately not beneficial to the Company at this time. The Company is currently in various stages of negotiation with the customers for such products to wind down its activities under those customer contracts. The Company does not expect that these negotiations will negatively impact its wearable injector programs and the outcome of these negotiations is still uncertain. Regardless of the result of such negotiations, the Company intends to continue to prosecute and maintain the intellectual property related to the majority of its non-wearable injector products in the event it becomes financially attractive for the Company to further develop and customize those products in the future.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented as required by Rule 10-01 of Regulation S-X. Interim results may not be indicative of results for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended June 30, 2016, or fiscal 2016, contained in its Annual Report on Form 10-K.

2. Internal Investigation and Listed Exchange Update

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

The filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “March 2016 10-Q”) and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”) were delayed as a result of the Investigation. In addition, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the Company’s Form 10-Q’s for the first and second quarters of the fiscal year 2016 were amended to correct immaterial misstatements to the financial statements and omissions of related party disclosures. As a result of such delay, on May 17, 2016 and September 19, 2016, the Company received notices from the Listing Qualifications department of The NASDAQ Stock Market LLC (“NASDAQ”) stating that, because the Company had not yet filed the March 2016 10-Q and the 2016 10-K, respectively, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On September 8, 2016, NASDAQ granted the Company an exception until November 7, 2016 to regain compliance with NASDAQ Listing Rule 5250(c)(1). The Company filed the March 2016 10-Q and the 2016 10-K on October 24, 2016.  On October 27, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that the Company is now in compliance with NASDAQ Listing Rule 5250(c)(1).

On October 17, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company did not maintain a minimum Market Value of Listed Securities (“MVLS”) of $50.0 million for the last 30 consecutive business days, the Company was no longer in compliance with NASDAQ Listing Rule 5450(b)(2)(A).

The Company has been provided a period of 180 calendar days, or until April 17, 2017, to regain compliance with the minimum MVLS listing requirement.  If at any time on or before April 17, 2017, the MVLS of the Company’s common stock, par value $0.01 per share (“common stock”), closes at $50.0 million or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company with written confirmation that the Company has achieved compliance with the minimum MVLS listing requirement and the matter will be closed.

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

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CHESS Depositary Interests (“CDIs”) on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. As a result of the Company’s filing of audited financial statements with the ASX on October 24, 2016, trading of the Company’s CDIs on the ASX has resumed.

3. Liquidity

As of September 30, 2016, the Company’s cash and cash equivalents were $6.0 million, restricted cash was $2.1 million and the book value of the Company’s debt was $109.2 million. Under the Company’s debt facilities, the Company is required to have a cash and restricted cash balance of $5.1 million at September 30, 2016.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2016 and the three months ended September 30, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has taken or intends to take the steps delineated below to address its cash requirements, the success of which is largely beyond the Company’s control.

The Company expects to generate cash receipts from wearable injector customers during fiscal year 2017 and the Company continues to have business development discussions with current and prospective wearable injector customers. The Company is, however, unable to predict the amount, if any, or the timing of such receipts or any proceeds from these business development discussions.

The Company has engaged a financial advisory firm to assist with fundraising efforts. There is no assurance that the financial advisory firm will be successful in these efforts.

In February 2016, the Company and Unilife Medical Solutions, Inc., a subsidiary of the Company (“Unilife Medical Solutions”) and, together with the Company, (the “Company Parties”) entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which the Counterparty agreed to purchase from the Company Parties a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). Pursuant to the Counterparty SPA, the Notes are issuable in up to three separate closings. The Company issued to Counterparty the first Note in the aggregate original principal amount of $30.0 million on February 22, 2016, and Counterparty paid to the Company $30.0 million in exchange therefor. Pursuant to the Counterparty SPA, the Counterparty may purchase up to an additional $25.0 million in Notes, $15.0 million (which amount has been reduced to $5.0 million as a result of the issuance of the Accelerated

Convertible Note described below) of which may be purchased in January 2017 (the “2017 Convertible Note”) and $10.0 million of which may be purchased in January 2018 (the “2018 Convertible Note”).

On October 24, 2016, the Company Parties and the Counterparty entered into a letter agreement (the “October Counterparty Letter Agreement”), pursuant to which the Company Parties agreed to issue to the Counterparty on October 24, 2016, in accordance with the terms and conditions of the Counterparty SPA and the October Counterparty Letter Agreement, a portion of the 2017 Convertible Note (the “Accelerated Convertible Note”) in the initial principal amount of $10.0 million plus a $0.6 million financing fee (the “Financing Fee”), for an aggregate initial principal amount of $10.6 million. In consideration for issuing the Accelerated Convertible Note, the Counterparty paid to the Company $10.0 million on October 24, 2016.  Pursuant to the October Counterparty Letter Agreement, the Counterparty may purchase the remaining $5.0 million of the 2017 Convertible Note in January 2017  in accordance with the terms and conditions of the Counterparty SPA.  The Lender (as defined below) has the right to consent to the issuance of such $5.0 million portion of the 2017 Convertible Note. There can be no assurance as to when or if the Counterparty will purchase all or any part of the remaining portion of the 2017 Convertible Note and/or the 2018 Convertible Note, or if the Lender (as defined below) will consent to the issuance of the remaining portion of the 2017 Convertible Note .

The Company’s ability to raise capital will be limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act of 1933, as amended (“Securities Act”), for the near future and until the Company can prepare, file with the SEC, and cause to become effective a registration statement on Form S-1. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for 12 consecutive calendar months.

The Company believes its existing cash at September 30, 2016 and the proceeds from the Accelerated Convertible Note received on October 24, 2016 will provide the Company with sufficient liquidity to meet its minimum cash balance requirement of $5.3 million and fund the Company’s operations through January 2017. The Company believes that the potential proceeds from business development discussions, the potential issuance of the remaining portion of the 2017 Convertible Note and fundraising efforts along with potential customer cash receipts, will provide the Company with enough liquidity to fund its operations for the next twelve months. However, there can be no assurance that any cash from such business development discussions, the potential issuance of the remaining $5.0 million portion of the 2017 Convertible Note, fundraising efforts, or customer receipts will be available when needed, as such sources of liquidity largely are beyond the Company’s control.  If we are unable to obtain financing when needed, we may be in default under one or more of our debt obligations unless we are able to obtain waivers from our lenders. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Under the circumstances, we also would be unable to pay our other obligations as they come due, which could prompt our creditors to pursue other remedies. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Unilife Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The estimates are principally in the areas of revenue recognition, royalty liability valuation, derivative liability valuation, warrant liability valuation, preferred stock conversion liability (the “Preferred Stock Conversion”) valuation, share-based compensation expense, restructuring obligations, contingencies, recoverability of goodwill, long-lived assets and useful lives of property, plant and equipment. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

In connection with the Company’s focus on wearable injector products, the Company evaluated the prospects of its non-wearable injector customer and supplier programs in fiscal year 2016. As a result of negotiations related to those supplier and customer programs and the Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets were impaired and the Company incurred a $26.6 million non-cash asset impairment charge primarily related to machinery and equipment and construction in process in the third quarter of fiscal 2016.

There were no asset impairment charges for the three months ended September 30, 2016 and 2015.

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

As required under generally accepted accounting principles, the Company is required to evaluate goodwill for impairment at least annually and more frequently if certain trigger events occur.  The Company determined that the continuing losses incurred by the Company and its negative equity, and the decline in the Company’s stock price constituted trigger events that occurred in the quarter ended September 30, 2016 requiring an evaluation of the carrying value of the Company’s goodwill. Potential impairment of goodwill is identified by comparing the fair value with its carrying value.

The Company performed a goodwill valuation as of September 30, 2016 using a combination of the market approach and a discounted cash flow method under the income approach. The Company determined an overall business enterprise value (determined by the fair of equity plus the fair value of debt) by taking a weighted average from the results of the discounted cash flow under the income approach (40%) and the market approach based on the Company’s market capitalization (60%). Under the income approach, the Company calculates the fair value of its reporting unit based on the present value of estimated future cash flows. Management judgment is necessary to evaluate the impact of operating and external market changes and to estimate the future cash flows used to measure fair value. The Company’s estimate of cash flows considers past performance, current and anticipated market conditions, and internal projections and operating plans which incorporate estimates for sales growth, profitability and capital spending. Additional assumptions include forecasted growth rates and estimated discount rates which are risk adjusted for current market conditions. The Company believes such assumptions reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar purposes but are subject to change due to changing conditions.  The weighting of the results of each method to assess the overall business enterprise value was considered reasonable as greater weight was given to the market capitalization based on the quoted stock price as this is considered more reliable information as it is publicly available and not subject to management judgment or estimate, whereas, discounted cash flow under the income approach is subject to management estimates and judgments.

Although based on the results of the business enterprise value calculation there was no indication of impairment of goodwill, the Company determined as a result of the continuing losses incurred by the Company and its negative equity, and other indicators of impairment and the decline in the Company’s stock price, that an additional step 2 analysis was warranted under generally accepted accounting principles.

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

The residual fair value based on the results of the Step 2 valuation indicated there was no impairment of goodwill.  The Company considered that the results of the valuation of goodwill indicated there was no impairment of goodwill and also indicated significant cushion between the implied fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of September 30, 2016.

Definite-lived intangible assets include patents which are amortized on a straight-line method over their estimated useful lives of 15 years and are included in other assets. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. Definite-lived intangible assets were less than $0.1 million as of September 30, 2016 and June 30, 2016 and are recorded in other assets on the consolidated balance sheet. There were no impairments recorded on intangible assets during the three months ended September 30, 2016 and 2015.

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

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales. The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. The Company recognizes license revenue over the life of the patents of the products relating to the license. Revenue from industrialization and development fees is recognized as services are rendered, under the completed contract method, under the proportional performance method or upon achievement of the “at risk” substantive milestone events, which represent the culmination of the earnings process related to such events. Substantive milestones can include specific deliverables such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made as services are rendered or substantive milestones are achieved. The Company considers whether a milestone is substantive at the inception of the agreement. The consideration earned from the achievement of a milestone must meet all of the following criteria to be considered substantive:

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

New Accounting Pronouncements Effective During the Period

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period” which is part of ASC 718: Compensation-Stock Compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The guidance became effective July 1, 2016 and the Company elected to apply the guidance prospectively for all awards granted or modified after the effective date. The adoption of the new guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows, Clarification of Certain Cash Receipts and Cash Payments”, which provides guidance on the presentation and classification of eight specific cash flow issues. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspect of more than one class of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

5. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $1.0 million and $3.6 million during the three months ended September 30, 2016 and 2015, respectively.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. The Company issued   362,832 shares for net proceeds of  $4.6 million under the New Sales Agreement during the three months ended September 30, 2015. The Company used the proceeds for working capital needs and other general corporate purposes. The Company did not utilize this facility during the three months ended September 30, 2016.

On July 29, 2015, the Company entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the

Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company issued  324,465 shares of common stock to LPC and received net proceeds of  $4.8 million under the LPC Purchase Agreement during the three months ended September 30, 2015. The Company used the proceeds for working capital needs and other general corporate purposes. The Company did not utilize this facility during the three months ended September 30, 2016.

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

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of common stock to LPC at an exercise price of $10.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $5.40 per share of common stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.  LPC has not exercised any warrants as of September 30, 2016.  On September 30, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $0.58 per share of common stock.  The warrant liability was revalued to $0.1 million at September 30, 2016.

On February 22, 2016, in connection with entering into the Eighth Amendment to the Credit Agreement (as defined below) and the Sixth Amendment to the Royalty Agreement (as defined below), the Company issued to ROS (as defined below) warrants to purchase 1,673,981 shares of common stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. ROS has not exercised any warrants as of September 30, 2016. Upon issuance, the Company performed a Black-Scholes valuation on the warrant and valued the warrant at $7.20 per share of common stock. Accordingly, the Company recorded a $12.1 million warrant liability during the three months ended March 31, 2016 associated with the issuance of the warrant.  On September 30, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $1.05 per share of common stock.  The warrant liability was revalued to $1.8 million at September 30, 2016.

The following is a summary of activity related to stock options held by employees and directors during the three months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2016	102,552	$40.10
Cancelled	(8,686)	49.25
Outstanding as of September 30, 2016	93,866	39.25	5.7	$0
Exercisable as of September 30, 2016	78,366	$39.79	5.6	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the three months ended September 30, 2016:

	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2016	1,793,981	$12.68
Granted	—	0.00
Expired	—	0.00
Outstanding as of September 30, 2016	1,793,981	$12.68	9.0	$0
Exercisable as of September 30, 2016	1,793,981	$12.68	9.0	$0

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no options exercised during the three months ended September 30, 2016 and 2015, respectively.

There were no options granted during the three months ended September 30, 2016 and 2015, respectively.

Restricted Stock Awards and Units

The Company has granted shares of restricted stock to certain employees, directors and consultants under the Amended and Restated 2009 Stock Incentive Plan. During the period prior to vesting, the holder of the non-vested restricted stock will have the right to vote and the right to receive all dividends and other distributions declared. All non-vested shares of restricted stock are reflected as outstanding; however, they have been excluded from the calculation of basic earnings per share.

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

The following is a summary of activity related to awards of restricted stock and restricted stock units during the three months ended September 30, 2016:

	Number of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2016	882,948	$15.41
Granted	313	2.78
Vested	(73,587)	32.45
Cancelled	(55,013)	6.48
Unvested as of September 30, 2016	754,661	$14.39

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

On February 3, 2016, Company entered into the First Amendment to the Preferred Stock Purchase Agreement with the Fund. Pursuant to the First Amendment to the Preferred Stock Purchase Agreement, the Company acknowledged that the Fund had at all times fully and completely complied with all of its obligations under the Preferred Stock Purchase Agreement. The Fund has converted all of the Preferred Shares, and the parties entered into the First Amendment to the Preferred Stock Purchase Agreement to resolve the final and total of number shares of common stock to be delivered by the Company to the Fund as a result of the conversion.

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

The Company accounted for the Series A Preferred Stock and the related Dividend as two separate units, i.e. Series A Preferred Stock and Preferred Stock Conversion. The Company determined that the Series A Preferred Stock should be classified as temporary equity based on the requirement to provide registered shares of the Company’s common stock upon conversion and the related Dividend should be classified as a liability at fair value. Accordingly, the proceeds recorded as temporary equity for the Series A Preferred Stock represented the proceeds from the issuance less initial fair value of Preferred Stock Conversion and related issuance costs. As a result, on November 9, 2015, the Company recorded the net proceeds of $7.2 million between the Series A Preferred Stock ($2.8 million) and the initial Preferred Stock Conversion at its fair value ($4.4 million). After accounting for all Conversion Notices and First Amendment to the Preferred Stock Purchase Agreement, the Redeemable Convertible Preferred Stock, Series A, was reclassed from temporary equity to permanent equity and was valued at $0.0 million at March 31, 2016 and no further accounting was needed.  The Preferred Stock Conversion was remeasured quarterly, and at March 31, 2016, the Preferred Stock Conversion was valued at $0.0 and no further accounting was needed .

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2016	June 30, 2016
	(in thousands)
Building	$32,362	$32,362
Machinery and equipment	19,666	19,537
Computer software	2,986	2,986
Furniture and fixtures	792	1,386
Construction in progress	13,831	13,870
Land	2,036	2,036
Leasehold improvements	349	437
	72,022	72,614
Less: accumulated depreciation and amortization	(18,762)	(17,841)
Property, plant and equipment, net	$53,260	$54,773

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In February 2016, the Company completed its review of strategic alternatives and announced the formation of a strategic collaboration centered upon the use of the Company’s portfolio of prefilled, customizable wearable injectors. In connection with this focus, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. As a result of negotiations related to those supplier and customer programs and the Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets were impaired during the third quarter of fiscal year 2016 and an impairment charge was recorded during that period. There were no impairment charges incurred for the three months ended September 30, 2016 and 2015.

Construction in progress as of September 30, 2016 consisted of amounts incurred in connection with machinery and equipment and facility related costs, including capitalized interest. Interest capitalized during the three months ended September 30, 2016 and 2015 was $0.0 million and $0.7 million, respectively.

7. Goodwill

The changes in the carrying amount of goodwill during the three months ended September 30, 2016 are as follows:

(in thousands)
Balance as of July 1, 2016	$9,423
Foreign currency translation	235
Balance as of September 30, 2016	$9,658

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	June 30, 2016
	(In thousands)
Accrued payroll and other employee related expenses	$3,049	$2,755
Accrued cost related to equipment	1,720	2,623
Accrued transaction costs	5,000	5,000
Accrued professional fees	1,019	2,010
Accrued other	1,271	1,322
Total accrued expenses	$12,059	$13,710

Accrued transaction costs relate to the Company’s review of strategic alternatives incurred in fiscal 2016.

9. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2016	June 30, 2016
	(In thousands)
10.25% Term loan, due March 2020	$60,740	$57,227
Royalty agreement liability	5,388	5,120
6.00% Senior secured convertible note, due February 2023	29,505	29,066
6.00% Mortgage loan, due December 2031	12,256	12,370
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	1,963	1,977
	109,852	105,760
Less: unamortized debt discounts	(619)	(646)
	109,233	105,114
Less: current portion of long-term debt	(673)	(669)
Total long-term debt	$108,560	$104,445

Term Loan

On March 12, 2014, Unilife Medical Solutions, Inc., a wholly owned subsidiary of the Company (the “Borrower”), entered into a Credit Agreement with ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”) (the “Credit Agreement,” and, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Credit Agreement, the Lender agreed to provide term loans to the Borrower in the aggregate principal amount of up to $60.0 million (the “Loans”). A first tranche loan of $40.0 million was drawn on March 12, 2014 and a further two tranches each of $10.0 million were committed by the Lender and were to be funded on each of December 15, 2014 and June 15, 2015, subject to and in accordance with the terms of the Credit Agreement. On September 30, 2014, the Borrower entered into a First Amendment to the Credit Agreement to accelerate the funding of the two additional tranches pursuant to which it received the proceeds from the first $10.0 million tranche on October 1, 2014 and the proceeds from the second $10.0 million tranche on November 10, 2014.

On October 13, 2015, the Company entered into the Third Amendment to the Credit Agreement, pursuant to which the Lender agreed to provide Borrower under the Amended Credit Agreement, up to an aggregate additional principal amount of $10.0 million, less fees and expenses incurred in connection with the Third Amendment to the Credit Agreement and the Second Amendment to the Royalty Agreement (as defined below). During the quarter ended December 31, 2015, the Company received the full amount of additional proceeds under the Amended Credit Agreement in the amount of $10.0 million. The Third Amendment to the Credit Agreement also modified the Borrower’s liquidity covenant whereby, under the Amended Credit Agreement, the Borrower is now required to maintain a cash balance of $3.0 million as of October 13, 2015, rather than $5.0 million.

The Loan bears interest at 9.25% per annum plus the greater of three-month LIBOR or 1.0%, payable in cash quarterly and as otherwise described in the Amended Credit Agreement. A default interest rate of 14.25% per annum plus the greater of three-month LIBOR or 1.0% shall apply during the existence of a default under the Amended Credit Agreement. The Loans are interest-only until March 12, 2020.

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

The Amended Credit Agreement also contains certain customary covenants, as well as covenants relating to achieving minimum cash revenue targets at the end of each calendar year which has been eliminated as discussed below, maintaining a minimum liquidity target of $3.0 million, and the execution of certain customer and employment agreements in form and substance satisfactory to lender. In the event of default, Borrower must prepay to Lender any unpaid principal amount of the loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium. An event of default could also result in the Lender enforcing its security over the assets of Borrower, the Company, Cross Farm, UMSL and Unitract Syringe in accordance with the terms of the Amended Credit Agreement and the related security agreements. On June 30, 2015, the Company entered into a Second Amendment to the Credit Agreement to remove the minimum cash revenue target for the six month period ended June 30, 2015. On November 6, 2015, the Borrower received a waiver from the Lender of the minimum cash revenue target for the calendar year ending December 31, 2015. As of September 30, 2016, the Company is in compliance with all the loan covenants set forth in the Amended Credit Agreement.

In connection with entering into the Credit Agreement, the Borrower entered into a Royalty Agreement with ROS (the “Royalty Agreement”) which entitles ROS to receive royalty payments.

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

In connection with entering into the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company issued to ROS a warrant to purchase 1,673,981 shares of common stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. In respect to the consideration provided to ROS in the form of the warrant and the terms of the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company evaluated whether the debt was modified or extinguished pursuant to ASC 470-50, Debt – Modifications and Extinguishments.  The Company determined that the previous debt was extinguished and recorded the modified debt at fair value ($51.3 million).  The Company recorded a gain on debt extinguishment for the quarter ended ended March 31, 2016 of $2.9 million which consisted of the remeasurement of the debt at fair value offset by the value of the warrant as of the Counterparty Effective Date and the deferred financing costs previously associated with the term loan.

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

The Borrower made certain representations and warranties to the Lender in the OrbiMed Letter Agreement with respect to the content of the September Counterparty Letter Agreement (as defined below). In reliance on such representations and warranties, the Lender waived any Event of Default under Section 9.1(f) of the Amended Credit Agreement that may have occurred as a result of any breach of Section 6.3 of the Counterparty SPA, solely due to the Company’s delay in timely filing the Exchange Act Filings (as defined below) with the SEC. There were no other changes to the terms of the Amended Credit Agreement in connection with the OrbiMed Letter Agreement.

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

In accordance with the ROS Letter Agreement, ROS also agreed to waive all rights under the Amended Credit Agreement and the other Loan Documents to declare an “Event of Default” or other breach under such documents as a result of the Company’s or the Borrower’s failure to timely file documents (the “Delayed Filings”) with the U.S. Securities and Exchange Commission (the “SEC”) or ASX since February 22, 2016.  Pursuant to the ROS Letter Agreement, ROS acknowledged and agreed that the filing by the Borrower of the Delayed Filings with the SEC and the ASX will cure any such breach so long as the Borrower files such Delayed Filings by November 7, 2016.

In connection with the entering into of the October Counterparty Letter Agreement, on October 24, 2016, the Company Parties and certain of the Company’s other subsidiaries entered into the Ninth Amendment (the “Ninth Amendment to the Credit Agreement”) to the Amended Credit Agreement with the Lender.Pursuant to the Ninth Amendment to the Credit Agreement, the Lender agreed to waive (i) compliance with Section 8.9 of the Amended Credit Agreement solely to permit the entering into of the October Counterparty Letter Agreement, and (ii) any event of default that would occur under Section 9.1(c) of the Amended Credit Agreement solely with respect to the October Counterparty Letter Agreement. In addition, the Ninth Amendment to the Credit Agreement amended the Amended Credit Agreement to provide for the issuance of the Accelerated Convertible Note and the execution of the October Counterparty Letter Agreement.

The Company determined that the Amended Credit Agreement and the Amended Royalty Agreement should be accounted for as two separate units. Accordingly, the Company allocated the proceeds from the Loans on a residual basis between the two units based on their relative fair values. As a result, on February 22, 2016, the royalty liability was determined to have a fair value of $7.0 million and the initial $40.0 million provided under the Credit Agreement was allocated to the remaining proceeds of $33.0 million. The $20.0 million from the two additional tranches that were funded during the three months ended March 31, 2015 and the $10.0 million received during the three months ended December 31, 2015 were reflected as incremental debt. The carrying value of the debt will be accreted to the face value over the loan term based on the effective interest rate. The royalty liability will be adjusted to fair value on a quarterly basis. As of September 30, 2016, the fair value of the royalty liability was $5.4 million.

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

Senior Secured Convertible Note

On February 22, 2016, the Company and certain of its subsidiaries entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which Counterparty agreed to purchase from the Company a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). The Notes may be issued in up to three separate closings. The Company issued to Counterparty the first Note in the aggregate original principal amount of $30.0 million on February 22, 2016 (the “2016 Convertible Note”) and Counterparty paid to the Company $30.0 million in exchange therefor. Per the Counterparty SPA, the Counterparty may purchase up to an additional $25.0 million in Notes, $15.0 million (which amount has been reduced to $5.0 million as a result of the issuance of the Accelerated Convertible Note described below) of which may be purchased in January 2017 (the “2017 Convertible Note”) and $10.0 million of which may be purchased in January 2018 (the “2018 Convertible Note”).

On October 24, 2016, the Company Parties and the Counterparty entered into the October Counterparty Letter Agreement, pursuant to which the Company Parties agreed to issue to the Counterparty on October 24, 2016, in accordance with the terms and conditions of the Counterparty SPA and the October Counterparty Letter Agreement, a portion of the 2017 Convertible Note (the “Accelerated Convertible Note”) in the initial principal amount of $10.0 million plus the $0.6 million financing fee (the “Financing Fee”), for an aggregate initial principal amount of $10.6 million. In consideration for issuing the Accelerated Convertible Note, the Counterparty paid to the Company $10.0 million on October 24, 2016.

Pursuant to the October Counterparty Letter Agreement, the remaining $5.0 million portion of the 2017 Convertible Note will continue to be issuable in January 2017 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA. The Lender has the right to consent to the issuance of such $5.0 million portion of the 2017 Convertible Note. There can be no assurance as to when or if the Counterparty will purchase all or any part of the remaining portion of the 2017 Convertible Note and/or the 2018 Convertible Note, or if the Lender will consent to the issuance of the remaining portion of the 2017 Convertible Note.

Interest under each of the 2016 Convertible Note and the Accelerated Convertible Note (together, the “Outstanding Counterparty Notes”) accrues at a rate of 6% per year and will be paid quarterly in arrears through the addition of the amount of such interest to the then outstanding principal amount. All or part of the principal and accrued interest on each of the Outstanding Counterparty Notes will be repaid through (i) discounted pricing on purchases by the Counterparty of the Company’s products, (ii) credits taken by the Counterparty against development and customization fees for devices, and (iii) credits against per-unit royalties otherwise payable to the Company for the manufacture and sale of the Company’s products. Any repayment will be applied to the Outstanding Counterparty Notes in the order of their issuance. In addition, pursuant to each of the Outstanding Counterparty Notes, the Company has the right to prepay in cash all or part of the principal and accrued interest at any time upon 15 business days’ prior notice, subject to the Counterparty’s conversion right with respect to the contemplated prepayment amount. The Company is required to pay in cash any amounts of principal and accrued interest outstanding at the maturity date of each of the Outstanding Counterparty Notes, which is February 22, 2023 in both instances.

Each of the Outstanding Counterparty Notes is convertible at the Counterparty’s election into shares of common stock at any time prior to February 22, 2023, at a price per share that is 90% of the volume weighted average price of such shares during the twenty (20) trading days preceding the applicable conversion date (the “Discounted Sale Price”), subject to a floor price of $12.50 per share (the “Conversion Rate Floor Price”). The Conversion Rate Floor Price under each of the Outstanding Counterparty Notes is subject to customary adjustments for certain capital events.

The Counterparty may cause the redemption of the Outstanding Counterparty Notes upon any event of default by the Company. Events of default under the Outstanding Counterparty Notes include, among others, a failure by the Company to convert the applicable note upon proper notice by the Counterparty or pay principal and interest on the applicable note when due; an acceleration of any other indebtedness under the Amended Credit Agreement or other indebtedness of the Company in excess of $1.0 million; a bankruptcy of the Company; a judgment against the Company in excess of $1.0 million; a representation or warranty made in the Counterparty SPA and the related transaction documents is materially false or misleading when made; a material breach by the Company of a covenant or other term or condition in the Counterparty SPA and the related transaction documents; the Counterparty SPA and the related transaction documents cease to be effective; the termination or amendment of the Eighth Amendment to the Credit Agreement or the Sixth Amendment to the Royalty Agreement; and the incurrence of a lien on collateral that is not a permitted lien. The Company is required to redeem for cash each of the Outstanding Counterparty Notes upon a change of control of the Company in an amount equal to 101% of the aggregate principal and accrued interest outstanding as of the change of control.

Each of the Outstanding Counterparty Notes also provides the Counterparty with certain rights to acquire additional shares of common stock or other securities or assets of the Company, as applicable, in the event: (i) the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the holders of common stock; or (ii) the Company makes certain other distributions to Company stockholders such that, in the case of (i) or (ii), the Counterparty receives, in addition to the shares of common stock otherwise issuable upon conversion of the Outstanding Counterparty Notes, the shares of common stock or other securities or assets, as applicable, that the Counterparty would have been entitled to receive if the Counterparty had converted the Outstanding Counterparty Notes into common stock immediately prior to such event.

The Outstanding Counterparty Notes are secured by the Collateral. The Counterparty has agreed to preserve license rights granted to other customers for any license rights granted prior to a foreclosure. The terms and conditions of the Outstanding Counterparty Notes, if purchased by the Counterparty, are substantially the same as the terms and conditions of the Outstanding Counterparty Notes, except that the “Conversion Rate Floor Price” will be the greater of (x) $12.50, (y) the closing sale price of the common stock on the trading day preceding the issuance date, and (z) the book value per share of common stock on the trading day immediately preceding the issuance date.

The Company determined that the conversion feature should be accounted for as a stock put option and would be bifurcated from the value of the Outstanding Counterparty Notes and treated as a derivative liability.  The initial fair value of the derivative liability was determined to be $1.7 million.  The fair value of this liability will be adjusted to fair market value on a recurring basis.  As of September 30, 2016, the fair market value of the 2016 Convertible Note, which was the only Note outstanding at such time, was determined to be $0.4 million.

  On September 29, 2016, the Company and the Counterparty entered into a letter agreement (the “September Counterparty Letter Agreement”). Pursuant to the September Counterparty Letter Agreement, the Counterparty agreed (i) until 11:59 p.m. New York City time on July 1, 2017, to waive any and all rights whatsoever that the Counterparty has or may have under  the Counterparty SPA and certain related transaction documents to declare an “Event of Default” under the 2016 Convertible Note as a result of the Company’s failure to timely file the March 2016 10-Q or the 2016 10-K (together, the “Exchange Act Filings”); and (ii) that the filing by the Company of the Securities Filings with the SEC will cure any breach of Section 6.3 of the Counterparty SPA as a result of the Company’s failure to timely file the Securities Filings with the SEC. As noted above, the Company filed the Exchange Act Filings with the SEC on October 24, 2016.

On July 28, 2016, the Company and the Counterparty entered into two letter agreements. Pursuant to the first letter agreement, the Counterparty agreed to not convert the Notes into shares of the Company’s common stock to the extent that such conversion would cause the Counterparty to beneficially own 10% or more of the outstanding shares of the common stock immediately following such conversion (the “Conversion Limit”). Pursuant to such letter agreement, the Counterparty has the right to terminate the Conversion Limit at any time with 75 days’ prior written notice to the Company. Pursuant to the second letter agreement, the Counterparty agreed (i) to waive, until 11:59 p.m. New York City time on November 7, 2016, any and all rights whatsoever that the Counterparty had to declare an “Event of Default” under the 2016 Convertible Note as a result of the Company’s failure to timely file the March 2016 10-Q; and (ii) that the Company’s filing of the March 2016 10-Q with the SEC will cure any breach of Section 6.3(i) of the SPA , as a result of the Company’s failure to timely file the March 2016 10-Q with the SEC. As noted above, the Company filed the March 2016 10-Q with the SEC on October 24, 2016.

Under section 6.3 of the Counterparty SPA, the Company is required to, until the date on which the Counterparty has sold all the shares of the Company’s common stock into which the Notes are convertible (the “Conversion Shares”) and none of the Notes are outstanding, (i) timely file all reports required to be filed with the SEC pursuant to the Exchange Act or the rules and regulations thereunder and (ii) not take any action or file any document (whether or not permitted by the Securities Act or the rules promulgated thereunder) to terminate or suspend the Company’s reporting and filing obligations under the Exchange Act or Securities Act, (iii) take all actions necessary to maintain the Company’s eligibility to register the Conversion Shares for resale by the Counterparty on Form S-3, and (iv) use its commercially reasonable efforts to take all action as may be required as a condition to the availability of Rule 144 under the Securities Act with respect to the Company’s common stock.

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

The original First National Bank loan documents contain certain customary covenants, including the maintenance of a debt service reserve account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheets, which will remain in place until Cross Farm and First National Bank agree on the financial covenants. In addition the Company is required to maintain a cash balance of $5.0 million inclusive of the $2.4 million reserve account. The terms of the original First National Bank loan documents allow the Company to use the debt service reserve account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company is in compliance with its debt covenants as of September 30, 2016. However, there can be no assurance that the Company will be able to maintain the debt service reserve account balance for a period of 12 months from September 30, 2016. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given First National Bank a lien on the building and real estate and the debt service reserve account.

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

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended September 30,
	2016	2015
	(In thousands, except share and per share data)
Numerator
Net loss	$(17,973)	$(25,864)
Denominator
Weighted average number of shares used to compute basic net loss per share	16,627,517	12,452,799
Effect of dilutive options to purchase common stock	—	—
Weighted average number of shares used to compute diluted net loss per share	16,627,517	12,452,799
Basic and diluted net loss per share	$(1.08)	$(2.08)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 850,345  and 1,063,524 were excluded from the calculation of basic and diluted net loss per share during the three months ended September 30, 2016 and 2015, respectively.

In addition, stock options and warrants (non-participating securities) totaling 1,887,797  and 306,669 during the three months ended September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. Certain of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended September 30, 2016 and 2015, these shares would have had an effect of 0 and 0 diluted shares, respectively, for purposes of calculating diluted net income per share.   The impact of the potential conversion of 2016 Convertible Note of 2,482,575 diluted shares was also excluded from the calculation of diluted net loss per share for the three months ended September 30, 2016 as their effect would have been anti-dilutive.

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

As previously disclosed, subsequent to the filing of an OSHA complaint by Mr. Smith, we received a subpoena from the staff of the SEC (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In his complaint filed in the United States District Court for the Eastern District of Pennsylvania, Mr. Smith stated that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and has received additional subpoenas and requests for information from the Staff, requesting additional information consistent with the first subpoena. The Staff has also requested information about public statements made by the Company’s former Chief Executive Officer. The Company has provided the requested information to the Staff.

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

On September 14, 2015, Unilife Medical Solutions Inc., a subsidiary of the Company (“UMSI”) was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin UMSI from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and UMSI; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that UMSI had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that UMSI had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement. The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

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

On May 26 and 27, 2016, two putative class actions were filed in the United States District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Exchange Act, the Company and six individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on October 24, 2016 expanding the class to purchasers of the Company’s securities between November 9, 2011 and July 28, 2016, dropping three of the original individual defendants as named defendants and making additional allegations related to matters the Company disclosed in connection with the Investigation. The Company intends to vigorously contest this lawsuit.

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

12. Revenue

The Company recognized $1.7 million and $3.2 million of revenue during the three months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, two customers accounted for 54% and 41% of consolidated revenue, respectively. During the three months ended September 30, 2015, four customers accounted for 25%, 24%, 24% and 20% of consolidated revenue, respectively.

2016

During the three months ended September 30, 2016, the Company recognized $0.4 million of revenue, related to substantive milestones, as follows:

The Company recognized $0.4 million of revenue during the three months ended September 30, 2016 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three months ended September 30, 2016 are as follows:

•	$0.4 million for development and delivery of components for a human factor study;

The remaining substantive milestones as of September 30, 2016 are as follows:

•	$0.4 million for completion of testing of assembly equipment;
•	$0.3 million for completion of filling process of clinical devices;
•	$0.4 million for delivery of containers for the filling process; and
•	$0.3 million for delivery of devices for clinical studies.

During the three months ended September 30, 2016, the Company recognized $1.2 million in revenue related to services rendered on a time and materials basis, proportional performance method, the completed contract method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

 On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). Pursuant to the Exclusivity Agreement, the Counterparty paid to the Company a non-refundable $15.0 million license fee (the “First License Fee”). The Company and the Counterparty then entered into a License Agreement on February 5, 2016 (the “First License Agreement”) to further define the license rights set forth in the Exclusivity Agreement. Furthermore on February 22, 2016, the Company granted the Counterparty exclusive rights to the Company’s wearable injectors within select drug classes for use with certain assets, while preserving rights the Company previously granted to other customers. The Company has also granted to the Counterparty non-exclusive rights to all of the Company’s proprietary delivery systems within the therapeutic areas of oncology, inflammation, bone health, nephrology, cardiovascular and neuroscience. The Counterparty paid to the Company an additional non-refundable $20.0 million fee (the “Second License Fee”) in consideration for such licenses. During the three months ended September 30, 2016, the Company began development work on wearable injector devices related to the First License Agreement, and recognized $0.1 million in license revenue relating to the First License Fee.  The Company will recognize the First License Fee ratably over the life of patents relating to the Company’s wearable injectors, which is expected to be through 2032.

2015

During the three months ended September 30, 2015, the Company recognized $1.8 million of revenue related to substantive milestones, as follows:

The Company recognized $0.5 million of revenue during the three months ended September 30, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and is being recognized on a straight line basis over the expected term of the agreement. The remaining milestones were d

etermined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the three     months ended September 30, 2015 are as follows:

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements;

The remaining substantive milestones as of September 30, 2015 were as follows:

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

On October 27, 2016:

•

William Galle notified the Company that he was not seeking re-appointment to the Board and was therefore resigning from the Board effective as of the date of the Company’s 2016 annual stockholder meeting.

On October 28, 2016:

•	the Board appointed Rosemary A. Crane and Duane DeSisto to serve as members of the Board.

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

		Basis of Fair Value Measurement
	Total Fair Value Measurements	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016:
Royalty agreement liability	$5,388	$—	$—	$5,388
Warrant liability	1,810	—	—	1,810
Derivative liability	353	—	—	353
June 30, 2016:
Royalty agreement liability	$5,120	$—	$—	$5,120
Warrant liability	3,351	—	—	3,351
Derivative liability	347	—	—	347

The following table presents the changes in the fair value of the level 3 financial instruments for the three months ended September 30, 2016.

	Royalty Agreement liability	Warrant Liability	Derivative Liability
June 30, 2016	$5,120	$3,351	$347
Cash payments	(6)	—	—
Increase (decrease) in liability	274	(1,541)	6
September 30, 2016	$5,388	$1,810	$353

Following is a description of the valuation methodologies used to measure the royalty agreement liability, the warrant liability, and the derivative liability. There have been no changes in the methodology used during the three months ended September 30, 2016.

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

15. Sublease

In June 2016, we subleased a portion (the “Subleased Portion”) of our King of Prussia offices. During the term of the sublease, which commenced on October 1, 2016 and will end on March 31, 2019, the Company will receive an aggregate of approximately $1.3 million in rent with respect to the Subleased Portion. During the same time period, the Company will be obligated under the Company’s lease agreement relating to our King of Prussia offices to pay an aggregate of approximately $1.9 million in rent with respect to the Subleased Portion. Assuming the sublessee exercises its renewal option, the Company will receive approximately an additional $1.9 million over the renewal term of April 1, 2019 through June 30, 2022 and the Company will be obligated under the Company’s lease agreement relating to the King of Prussia Facility to pay an aggregate of approximately $2.5 million over the same time period. The Company ceased using the Subleased Portion as of July 20, 2016.

The Company recognized a liability associated with the subleased portion under a cease-use date approach since the subleased portion did not have any future economic benefit to the Company. The liability was measured and recognized at fair value at cease-use date and the fair value was determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by sublease rentals as noted above. In determining the fair value of the liability, the Company assumed that the renewal term would be exercised by the sublessee. The amount of the non-cash charge recorded to record the fair value of the liability was $0.7 million.  The expected cash flows used to estimate the fair value of the liability was discounted using an interest rate that equates to a risk-free rate adjusted for the effect of the Company’s credit standing. The fair value measurement was categorized as Level 3 based on the fair value hierarchy under ASC Topic 820 – Fair Value Measurements and Disclosures. Additionally, the Company evaluated certain fixed assets related to Subleased Portion and determined that the remaining useful life to the Company had changed and accelerated all remaining depreciation to these assets.  This expense of $0.6 million was recorded in depreciation and amortization.  The Company expensed all other costs related to the sublease as incurred.

Over the life of the expected term of the sublease, the Company expects to incur approximately $0.3 million in expense to accrete the value of the liability based on the difference between the net cash flows and present value of these cash flows.

The charges, except as noted above, were included in selling, general and administrative expenses. The following table summarizes the liability and costs paid or settled in connection with the sublease, along with total charges expected to be incurred and cumulative charges incurred to date:

Sublease Costs
(In thousands)
Liability balance as of June 30, 2016	$—
Initial liability measurement	909
Costs incurred and charges to expenses	10
Costs paid or settled	(118)
Liability balance as of September 30, 2016	$801
Total charges expected to be incurred	$1,599
Cumulative charges incurred to date	$1,303

16. Related Party Transactions

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

For the three months ended September 30, 2015, under Mr. Shortall’s direction, the Company accepted a check from Mr. Shortall in the aggregate amount of approximately $6,000 and disbursed the same amount of funds to Mr. Shortall’s designee but did not deposit such check from Mr. Shortall until nineteen days after the Company’s disbursement of the funds. The Company believes such transaction constituted a loan from the Company to Mr. Shortall. There were no such transactions for the three month period ended September 30, 2016.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

For the three months ended September 30, 2015, Mr. Shortall caused approximately  $12,000 in Company funds to be transmitted to a third party on behalf of Mr. Bosnjak which had no business purpose for the Company. The Company believes that these payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds. The collection of such amounts is uncertain and the Company has recorded approximately   $12,000 as Selling, General and Administrative Expense in the three months ended September 30, 2015. There were no such transactions for the three month period ended September 30, 2016.

For the three months ended September 30, 2015, Mr. Shortall caused the Company to pay for personal expenses of which approximately  $500, was not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts is uncertain and the Company has recorded approximately  $500 as Selling, General and Administrative Expense in the three months ended September 30, 2015. There were no such transactions for the three month period ended September 30, 2016.

Advanced Withholding Payments

In July 2015, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of two executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer and its former President and Chief Operating Officer, in an aggregate amount of approximately $126,000 prior to being reimbursed by such executive officers. Such executive officers repaid the Company in full within a range of 18 to 28 days from the date of the withholding payment and before September 30, 2015. The Company believes such advances constituted loans.  There were no such loans during the three months ended September 30, 2016.

17. Subsequent Events

On October 24, 2016, the Company Parties and the Counterparty entered into the October Counterparty Letter Agreement, pursuant to which the Company Parties agreed to issue to the Counterparty on October 24, 2016, in accordance with the terms and conditions of the Counterparty SPA and the October Counterparty Letter Agreement, the Accelerated Convertible Note in the initial principal amount of $10.0 million plus a $0.6 million Financing Fee, for an aggregate initial principal amount of $10.6 million. In consideration for issuing the Accelerated Convertible Note, the Counterparty paid to the Company $10.0 million on October 24, 2016.

Pursuant to the October Counterparty Letter Agreement, the remaining $5.0 million portion of the 2017 Convertible Note will continue to be issuable in January 2017 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA.  The Lender has the right to consent to the issuance of such $5.0 million portion of the 2017 Convertible Note. There can be no assurance as to when or if the Counterparty will purchase all or any part of the remaining portion of the 2017 Convertible Note and/or the 2018 Convertible Note, or if the Lender will consent to the issuance of the remaining portion of the 2017 Convertible Note.  For additional information regarding the October Counterparty Letter Agreement and the Accelerated Convertible Note, see note 3 “Liquidity”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of the 2016 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.

Certain statements in this Quarterly Report on Form 10-Q may constitute forward looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management. Our management believes that these forward-looking statements are reasonable as and when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors” in the 2016 10-K and those described from time to time in other reports, which we file with the SEC.

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

Investigation

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

Management and Board Changes

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

On October 27, 2016:

•

William Galle notified the Company that he was not seeking re-appointment to the Board and was therefore resigning from the Board effective as of the date of the Company’s 2016 annual stockholder meeting.

On October 28, 2016:

•	the Board appointed Rosemary A. Crane and Duane DeSisto to serve as members of the Board.

Investigation and Litigation Related to the Investigation

The Company has reported the final results of the Investigation to the SEC and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation.  The SEC or other external parties could request further documents and information from the Company.  The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the Investigation.  For information concerning the SEC’s ongoing investigation and such lawsuits, see Part II, Item 1. “Legal Proceedings” of this September 2016 10-Q.

Matters Relating to NASDAQ and Our Common Stock and ASX and our CDIs

The filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 2016 10-Q) and the Company’s Annual Report on Form 10-K for fiscal year 2016 (the “2016 10-K”) were delayed as a result of the Investigation.  As a result of such delay, on May 17, 2016 and September 19, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that, because the Company had not yet filed the March 2016 10-Q and the 2016 10-K, respectively, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.  On September 8, 2016, NASDAQ granted the Company an exception until November 7, 2016 to regain compliance with NASDAQ Listing Rule 5250(c)(1). The Company filed the March 2016 10-Q and the 2016 10-K on October 24, 2016. On October 27, 2016, the Company received a notice from the Listing Qualifications department of the NASDAQ that the Company had regained and was in compliance with NASDAQ Listing Rule 5250(c)(1).

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

The Company was also required to file audited financial statements with the Australian Securities Exchange (the “ASX”) no later than September 30, 2016 (the “ASX Deadline”). The Company was not able to file such audited financial statements by the ASX Deadline. As a result, pursuant to ASX rules, trading in the Company’s CDIs on the ASX was to be suspended prior to the opening of trading on the ASX on October 3, 2016, however, the ASX accepted the Company’s request for an immediate voluntary suspension of trading and as such, ASX halted trading of the Company’s CDIs on the ASX prior to the opening of trading on September 30, 2016 in Australia. As a result of the Company’s filing of audited financial statements with the ASX on October 24, 2016, trading of the Company’s CDIs on the ASX has resumed.

Recent Developments

On October 24, 2016, the Company Parties and the Counterparty entered into a letter agreement (the “October Counterparty Letter Agreement”), pursuant to which the Company Parties agreed to issue to the Counterparty on October 24, 2016, in accordance with the terms and conditions of the Counterparty SPA and the October Counterparty Letter Agreement, the Accelerated Convertible Note in the initial principal amount of $10.0 million plus a $0.6 million financing fee (the “Financing Fee”), for an aggregate initial principal amount of $10.6 million. In consideration for issuing the Accelerated Convertible Note, the Counterparty paid to the Company $10.0 million on October 24, 2016.

Pursuant to the October Counterparty Letter Agreement, the remaining $5.0 million of the 2017 Convertible Note will continue to be issuable in January 2017 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA. The Lender has the right to consent to the issuance of such $5.0 million portion of the 2017 Convertible Note.  There can be no assurance as to when or if the Counterparty will purchase all or any part of the remaining portion of the 2017 Convertible Note and/or the 2018 Convertible Note, or if the Lender  will consent to the issuance of the remaining portion of the 2017 Convertible Note.

Key Factors Affecting Performance and Financial Condition

We are party to several agreements with our customers, including customers with whom we have entered into customization, development and/or supply agreements. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three months ended September 30, 2016.

Longer customer development timelines and increases in capital expenses and headcount have impacted us from a liquidity standpoint. Historically, we have funded our operations primarily from a combination of term loans, equity issuances, borrowings under our bank mortgages, and payments from various customers. See “Liquidity and Capital Resources Discussion” below.

Revenue

Our revenue is currently generated from customization, industrialization, development and licensing fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue for the three months ended September 30, 2016.  We expect that the Company’s revenue will continue to fluctuate on a quarter to quarter basis.

Operating Expenses

Our operating expenses are decreasing primarily as a result of the cost reduction initiatives put in place in fiscal year 2016 and our strategic decision to focus primarily on our wearable injector customers. Additionally, during the three months ended September 30, 2016, we reduced our headcount by approximately 10 employees.  Such headcount reductions are expected to reduce annual operating costs by approximately $0.6 million. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers. The operating expenses decrease is partially offset by an increase in legal and professional fees incurred in connection with the Investigation.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of the 2016 10-K. There have been no changes in critical accounting policies in the current year from those described in the 2016 10-K.

Recently Issued Accounting Pronouncements

See note 4 “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Basis of Presentation

Revenue

We derive revenue primarily from industrialization and development programs with our customers and licensing agreements. The agreements with our customers generally provide for fees to be paid to us for providing specific products or services. Certain of these agreements provide for fees to be paid upon completion of certain agreed-upon milestones. In instances where these milestones are substantive, we recognize revenue when these agreed-upon substantive milestones have been completed and there is no further performance obligation related to the substantive milestone. Certain of our agreements provide for fees to be paid for specific services to be rendered or the provision of certain deliverables, and we recognize revenue upon completion of the related service or deliverable. Certain of our agreements provide for fees to be paid on an ongoing basis over the life of the agreement for agreed-upon services, and we recognize revenue ratably over the requisite service period. We also recognize revenue on certain agreements under the completed contract method and proportional performance method.

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

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	(in thousands, except per share data)
Revenue	$1,713	$3,187
Operating expenses:
Research and development	6,803	16,004
Selling, general and administrative	8,178	9,228
Depreciation and amortization	1,690	1,543
Total operating expenses	16,671	26,775
Operating loss	(14,958)	(23,588)
Interest expense	4,286	1,684
Change in fair value of financial instruments	(1,261)	602
Other income, net	(10)	(10)
Net loss	$(17,973)	$(25,864)
Net loss per share:
Basic and diluted net loss per share	$(1.08)	$(2.08)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue. Revenue for the three months ended September 30, 2016 decreased by $1.5 million, or 46.3%, as compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, we recognized approximately $0.4 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Also, during the three months ended September 30, 2016, we recognized $1.2 million in revenue related to services rendered on a time and materials basis, proportional performance method, the completed method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. Also, during the three months ended September 30, 2016, we recognized $0.1 million of license revenue.  During the three months ended September 30, 2015, we recognized approximately $1.8 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Also during the three months ended September 30, 2015, we recognized $1.4 million in revenue related to services rendered on a time and materials basis, proportional performance method, and/or straight line basis over the requisite service period  pursuant to customer agreements to provide various customization and development services. The decrease in revenue is primarily related to timing of achievement of milestones under customer programs. Our revenue is expected to continue to fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses for the three months ended September 30, 2016 decreased by $9.2 million, or 57.5%, as compared to the three months ended September 30, 2015 primarily due to decreased employee costs of $3.2 million, decreased tooling, prototype, and material costs of $2.6 million, decreased third party contracting costs of $1.5 million, decreased share-based compensation of $1.0 million, decreased travel costs of $0.3 million and decreased other costs of $0.5 million. The decrease in research and development expenses during the current period is related to cost reduction initiatives implemented during September and October 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2016 decreased by $1.1 million, or 11.4%, as compared to the three months ended September 30, 2015 primarily due to decreased share-based compensation of $1.6 million, decreased employee costs of $0.6 million, and decreased other costs of $1.0 million offset by increased accounting fees of $0.9 million, increased legal costs of $0.4 million, and the $0.8 million non-cash charge relating to the sublease. The increased accounting fees and legal fees are primarily related to the Investigation.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2016 increased by $0.1 million, or 9.5%, as compared to the three months ended September 30, 2015 primarily as a result of accelerated depreciation of fixed assets related to the Subleased Portion offset by a reduction of equipment due to the impairment charge we recorded in fiscal 2016.

Interest expense. Interest expense for the three months ended September 30, 2016 increased by $2.6 million, or 154.5%, as compared to the three months ended September 30, 2015 primarily attributable to interest on the OrbiMed Financing ($1.4 million) and the Convertible Note ($0.5 million), and a decrease in capitalized interest ($0.7 million).

Change in fair value of financial instruments. Change in fair value of financial instruments for the three months ended September 30, 2016 decreased by $1.9 million as compared to the three months ended September 30, 2015. A decrease of $0.4 million is related to the change in the fair value of the Royalty liability in connection with the OrbiMed Financing which is revalued each quarter. A decrease of $1.5 million is due to the remeasurement of the warrant liability due to a decrease in the Company’s share price.

Net loss and net loss per share. Net loss during the three months ended September 30, 2016 and 2015 was $18.0 million and $25.9 million, respectively. The decrease in net loss is primarily due to the decrease in operating expenses and change in fair value of instruments offset by a decrease in revenue and an increase in interest expense. Basic and diluted net loss per share was $1.08 and $2.08 on weighted average shares outstanding of 16,627,517 and 12,452,799, respectively. The increase in the weighted average shares outstanding was primarily due to conversions of preferred shares under the Preferred Stock Purchase Agreement.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s unaudited cash balance was approximately $8.1 million, including $2.1 million of restricted cash, and the book value of our debt was $109.2 million. As of September 30, 2016, the Company also had a working capital deficit of $8.8 million. Under the Company’s debt facilities, the Company was required to have a cash and restricted cash balance of $5.1 million at September 30, 2016 and a cash and restricted cash balance of $5.0 million at October 31, 2016.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2016, and the three months ended September 30, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order for the Company to continue operations for the next 12 months and to be able to discharge its liabilities and commitments in the normal course of business, the Company intends to take the steps delineated under “Fundraising Efforts” below to address its cash requirements, the success of which is largely beyond the Company’s control, and the Company has otherwise has taken the steps outlined in this “Liquidity and Capital Resources” section.

Amgen Inc.

On October 24, 2016, the Company Parties and the Counterparty entered into the October Counterparty Letter Agreement, pursuant to which the Company Parties agreed to issue to the Counterparty on October 24, 2016, in accordance with the terms and conditions of the Counterparty SPA and the October Counterparty Letter Agreement, the Accelerated Convertible Note in the initial principal amount of $10.0 million plus a $0.6 million financing fee (the “Financing Fee”), for an aggregate initial principal amount of $10.6 million. In consideration for issuing the Accelerated Convertible Note, the Counterparty paid to the Company $10.0 million on October 24, 2016.

Pursuant to the October Counterparty Letter Agreement, the remaining $5.0 million of the 2017 Convertible Note will continue to be issuable in January 2017 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA. The Lender has the right to consent to the issuance of such $5.0 million portion of the 2017 Convertible Note. There can be no assurance as to when or if the Counterparty will purchase all or any part of the remaining portion of the 2017 Convertible Note and/or the 2018 Convertible Note, or if the Lender  will consent to the issuance of the remaining portion of the 2017 Convertible Note.

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

Cost Reduction Initiatives

During the three months ended September 30, 2016, we reduced our headcount by approximately 10 employees.  Such headcount reductions are expected to reduce annual operating costs by approximately $0.6 million. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers.

In addition, the Company, on June 20, 2016, subleased a portion (the “Subleased Portion”) of its King of Prussia, Pennsylvania facility (the “Facility”). During the term of the sublease, which commenced on October 1, 2016 and will end on March 31, 2019, the Company will be entitled to receive an aggregate of approximately $1.3 million in rent with respect to the Subleased Portion. During the same time period, the Company will be obligated under the Company’s lease agreement relating to the Facility to pay an aggregate of approximately $1.9 million in rent with respect to the Subleased Portion. Assuming the sublessor exercises its renewal option, the Company will be entitled to receive approximately an additional $1.9 million over the renewal term of April 1, 2019 through June 30, 2022 and the Company will be obligated under the Company’s lease agreement relating to the Facility to pay an aggregate of approximately $2.5 million over the same time period. The Company ceased using the Subleased Portion as of July 20, 2016. During the three months ended September 30, 2016, the Company recorded a non-cash charge of $1.3 million which consisted of two components: (i) $0.7 million related to the discounted fair value of the difference between the amounts to be received from the sublessor and the amounts to be paid to the landlord, adjusted by costs previously deferred related to the Subleased Portion; and (ii) $0.6 million related to accelerated depreciation of fixed assets related to the Subleased Portion.

Cash Receipts

The Company expects to generate cash receipts from wearable injector customers during fiscal 2017 and the Company continues to have business development discussions with current and prospective wearable injector customers. The Company is, however, unable to predict the amount, if any, or the timing of such receipts or any proceeds from these business development discussions.

Fundraising Efforts

The Company’s ability to raise capital will be limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act, as amended, for the near future and until the Company can prepare, file with the SEC, and cause to become effective a registration statement on Form S-1. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. As a result, the Company will not be able to obtain financing under the Controlled Equity Offering Sales Agreement that the Company entered into with Cantor Fitzgerald & Co.on July 29, 2015 (the “New Sales Agreement”) or the equity purchase agreement that the Company entered into with Lincoln Park Capital Fund, LLC (“LPC”) on July 29, 2015 (the “LPC Purchase Agreement”) at least until the Company is eligible to register the offer and sale of our securities using a registration statement on Form S-3.

Pursuant to the Counterparty SPA, the Counterparty may purchase up to an additional $5.0 million in Notes in January 2017 (the “2017 Convertible Note”), and up to an additional $10.0 million in Notes in January 2018 (the “2018 Convertible Note”). See note 9 “Long-Term Debt – Senior Secured Convertible Note” for more information regarding the Notes. There can be no assurance as to when or if the Counterparty will purchase all or any part of the remaining portion of the 2017 Convertible Note and/or the 2018 Convertible Note, or if the Lender will consent to the issuance of the remaining portion of the 2017 Convertible Note.

The Company has also engaged a financial advisory firm to further assist with fundraising efforts. There is no assurance that the financial advisory firm will be successful in these efforts.

The Company believes its existing cash at September 30, 2016 and the proceeds from the Accelerated Convertible Note received on October 24, 2016 will provide the Company with sufficient liquidity to meet its minimum cash balance requirement of $5.3 million and fund the Company’s operations through January 2017.  The Company believes that potential proceeds from business development discussions, the potential issuance of the remaining $5.0 million portion of the 2017 Convertible Note and fundraising efforts along with potential customer cash receipts, will provide the Company with enough liquidity to fund its operations for the next twelve months. However, there can be no assurance that any cash from such business development discussions, potential issuance of the remaining $5.0 million portion of the 2017 Convertible Note, fundraising efforts, or customer receipts will be available when needed, as such sources of liquidity largely are beyond the Company’s control.  If we are unable to obtain financing when needed, we may be in default under one or more of our debt obligations unless we are able to obtain waivers from our lenders. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Under the circumstances, we also would be unable to pay our other obligations as they come due, which could prompt our creditors to pursue other remedies. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes our cash flows during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,503)	$(13,623)
Investing activities	(363)	(2,785)
Financing activities	141	9,894

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended September 30, 2016 was $12.5 million compared to $13.6 million during the three months ended September 30, 2015. The decrease in net cash used in operating activities was primarily due to a decrease in operating expenses, increase in deferred revenue and accounts payable; offset by a decrease in accrued expenses and increase in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended September 30, 2016 and 2015 was $0.4 million and $2.8 million, respectively.  The decrease in net cash used in investing activities is primarily due to our focus on wearable injector products which require less capital investment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2016 was $0.1 million compared to $9.9 million during the three months ended September 30, 2015.

During the three months ended September 30, 2016, we made $0.1 million in principal debt repayments and royalty payments offset by a decrease in restricted cash of $0.3 million.

During the three months ended September 30, 2015, we received $9.3 million in net proceeds from the issuance of common stock from our New Sales Agreement with Cantor Fitzgerald & Co. and our Purchase Agreement with LPC, $0.6 million in proceeds from borrowings from our former CEO, which was partially offset by $0.4 million in principal debt repayments and royalty payments.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$186,273	$1,528	$17,651	$105,975	$61,119
Operating leases	7,368	1,244	2,522	2,604	998
Purchase obligations	229	229	—	—	—
Total contractual obligations	$193,870	$3,001	$20,173	$108,579	$62,117
The table above does not reflect any cash inflows relating to the Subleased Portion.

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

As previously disclosed in the Company’s 2016 10-K, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company's former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Board of Directors (“Board”).  Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015.  The Board established a Special Committee to oversee an independent investigation.  External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”).  The Investigation did not identify any material financial loss to the Company.

The Company carried out an evaluation, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016.  Due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of September 30, 2016.

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

Management, under the supervision of the Company’s CEO and CFO, and oversight of the Board, conducted an assessment of the effectiveness of internal control over financial reporting.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework (the “COSO 2013 Framework”).  Management has determined the following material weaknesses existed at September 30, 2016:

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.  Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2016.

Remediation of Material Weaknesses

The Company continues to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are designed and operating effectively.  Our Board and management take internal controls over financial reporting and the integrity of the Company's financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, were and are essential steps to establishing and maintaining strong and effective internal controls over financial reporting and addressing the tone at the top concerns that contributed to the material weaknesses identified. The following actions and plans will be or have been implemented:

•

The Board replaced Mr. Shortall effective March 2016 with our then interim and now current CEO, John Ryan, effective March 2016. Mr. Bosnjak resigned in August 2015. Mary Kate Wold, President and CEO of the Church Pension Group, a former finance executive at Wyeth and previously the Company’s Vice Chair and Lead Independent Director, assumed the role of Board Chair.  In addition, the Controller is no longer serving as Chief Accounting Officer, Controller or Treasurer.  The Company appointed David Hastings as the Company’s Chief Accounting Officer and Treasurer along with Mr. Hastings’ current role as Chief Financial Officer.  The Company also appointed three new independent Board members.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, subsequent to the filing of an OSHA complaint by Mr. Smith, we received a subpoena from the staff of the SEC (the “Staff”) requesting the Company to provide certain information to the Staff, which is generally consistent with the meritless allegations made by Mr. Smith in his OSHA complaint. In his complaint filed in the United States District Court for the Eastern District of Pennsylvania, Mr. Smith stated that he provided the Staff with information about his allegations in July and August 2012. The Company responded to that subpoena and has received additional subpoenas and requests for information from the Staff, requesting additional information consistent with the first subpoena. The Staff has also requested information about public statements made by the Company’s former Chief Executive Officer. The Company has provided the requested information to the Staff.

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

On May 26 and 27, 2016, two putative class actions were filed in the United States District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Exchange Act, the Company and six individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on October 24, 2016 expanding the class to purchasers of the Company’s securities between November 9, 2011 and July 28, 2016, dropping three of the original individual defendants as named defendants and making additional allegations related to matters the Company disclosed in connection with the Investigation. The Company intends to vigorously contest this lawsuit.

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

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business. See Part I, Item 1A Risk Factors – “Matters relating to or arising from the Investigation, including regulatory proceedings, litigation and potential additional expenses, may adversely affect our business and results of operations” of the 2016 10-K.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1	Letter Agreement, dated July 28, 2016, between Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc.	X

10.2	Letter Agreement, dated July 28, 2016, between Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc.	X

10.3+

Employment Agreement, dated July 28, 2016, by and between Unilife Corporation and John C. Ryan is incorporated by reference to Exhibit 10.1 of Unilife Corporation’s Current Report on Form 8-K filed July 28, 2016

10.4

Letter Agreement, dated September 29, 2016, between Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc. is incorporated by reference to Exhibit 10.55 of Unilife Corporation’s Annual Report on Form 10-K filed October 24, 2016

10.5

Letter Agreement, dated September 30, 2016, between Unilife Medical Solutions, Inc. and ROS Acquisition Offshore LP is incorporated by reference to Exhibit 10.56 of Unilife Corporation’s Annual Report on Form 10-K filed October 24, 2016

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
**

Attached as Exhibits 101 are the following financial statements from Unilife Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016, (ii) Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2016 and 2015, (iii) Unaudited Consolidated Statement of Stockholders’ Deficit for the three months ended September 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)