Form 10-Q
period 2016-12-31
Unilife Corp
filed 2017-02-09
CIK 1476170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 2, 2017, 18,147,033 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31, 2016	June 30, 2016
	(in thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$9,309	$18,702
Restricted cash	2,700	2,400
Accounts receivable	2,914	374
Inventories	100	89
Prepaid expenses and other current assets	6,258	1,645
Total current assets	21,281	23,210
Property, plant and equipment, net	52,309	54,773
Goodwill	9,136	9,423
Other assets	256	255
Total assets	$82,982	$87,661
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,624	$2,662
Accrued expenses	15,894	13,710
Current portion of long-term debt	702	669
Deferred revenue	5,160	1,660
Total current liabilities	24,380	18,701
Long-term debt, less current portion	125,403	104,445
Warrant liability	2,147	3,351
Derivative liability	457	347
Deferred revenue	48,047	47,550
Other long-term liabilities	640	—
Total liabilities	201,074	174,394
Contingencies (Note 11)
Stockholders’ Deficit:
Redeemable convertible preferred stock, Series A, $0.01 par value, 790 shares authorized as of December 31, 2016 and June 30, 2016; none issued and outstanding as of December 31, 2016 and June 30, 2016	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized as of December 31, 2016; none issued and outstanding as of December 31, 2016 and June 30, 2016	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized as of December 31, 2016; 17,441,917 and 17,488,032 shares issued, and 17,357,160 and 17,411,651 shares outstanding as of December 31, 2016 and June 30, 2016, respectively	174	175
Additional paid-in-capital	401,107	398,862
Accumulated deficit	(518,645)	(485,363)
Accumulated other comprehensive income	91	380
Treasury stock, at cost, 84,757 shares as of December 31, 2016 and 76,381 shares at June 30, 2016	(819)	(787)
Total stockholders’ deficit	(118,092)	(86,733)
Total liabilities and stockholders’ deficit	$82,982	$87,661

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue	$2,340	$4,499	$4,053	$7,686
Operating expenses:
Research and development	5,701	10,533	12,504	26,537
Selling, general and administrative	6,089	8,774	14,267	18,002
Depreciation and amortization	996	1,422	2,686	2,965
Total operating expenses	12,786	20,729	29,457	47,504
Operating loss	(10,446)	(16,230)	(25,404)	(39,818)
Interest expense	4,488	1,872	8,774	3,556
Change in fair value of financial instruments	380	7,325	(881)	7,927
Other income, net	(5)	(4)	(15)	(14)
Net loss	(15,309)	(25,423)	(33,282)	(51,287)
Other comprehensive loss (income), net:
Foreign currency translation	523	(378)	289	438
Comprehensive loss	$(15,832)	$(25,045)	$(33,571)	$(51,725)
Net loss per share:
Basic and diluted net loss per share	$(0.92)	$(1.98)	$(2.00)	$(4.05)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended December 31, 2016

(unaudited)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock	Total
	(In thousands, except share data)
Balance as of July 1, 2016	17,488,032	$175	$398,862	$(485,363)	$380	$(787)	$(86,733)
Net loss	—	—	—	(33,282)	—	—	(33,282)
Foreign currency translation	—	—	—	—	(289)	—	(289)
Share-based compensation expense	(37,739)	(1)	2,245	—	—	—	2,244
Shares forfeited in lieu of payroll taxes	(8,376)	—	.	—	—	(32)	(32)
Balance as of December 31, 2016	17,441,917	$174	$401,107	$(518,645)	$91	$(819)	$(118,092)

See accompanying notes to the consolidated financial statements.

UNILIFE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(33,282)	$(51,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,686	2,965
Share-based compensation expense	2,244	7,020
Recognition of deferred revenue	(1,769)	(2,358)
Non-cash interest expense	8,342	1,194
Change in fair value of financial instruments	(881)	7,927
Non-cash sublease charge	709	—
Changes in assets and liabilities:
Restricted cash - related party	—	2,264
Accounts receivable	(2,540)	(797)
Inventories	(11)	29
Prepaid expenses and other current assets	387	(1,825)
Other assets	—	6
Accounts payable	7	6,651
Due to related party	—	(2,264)
Accrued expenses	(2,672)	1,255
Deferred revenue	3,503	15,501
Other long-term liabilities	4	—
Net cash used in operating activities	(23,273)	(13,719)
Cash flows from investing activities:
Purchases of property, plant and equipment	(482)	(6,750)
Net cash used in investing activities	(482)	(6,750)
Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations	(261)	(289)
Payment of royalty liability	(41)	(309)
Proceeds from former CEO loan	—	600
Proceeds from the issuance of long-term debt	—	10,000
Proceeds from the issuance of convertible debt, net of financing fee	15,000	—
Proceeds from the issuance of common stock, net of issuance costs	—	9,387
Proceeds from the issuance of preferred stock, net of issuance costs	—	7,172
Payment of financing costs	—	(143)
Shares forfeited in lieu of payroll taxes	(32)	—
Dividend payment on redeemable convertible preferred stock	—	(280)
Increase in restricted cash	(300)	—
Net cash provided by financing activities	14,366	26,138
Effect of exchange rate changes on cash	(4)	(1)
Net (decrease) increase in cash and cash equivalents	(9,393)	5,668
Cash and cash equivalents at beginning of period	18,702	12,303
Cash and cash equivalents at end of period	$9,309	$17,971
Supplemental disclosure of cash flow information
Cash paid for interest	$432	$2,059
Supplemental disclosure of non-cash activities
Purchases of property, plant and equipment in accounts payable and accrued expenses	$7	$12,280
Non-cash principal payments on long-term debt	$2,263	$—

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

The Company is a designer, manufacturer, and supplier of innovative injectable drug delivery systems that can enhance and differentiate the injectable products of our pharmaceutical and biotechnology customers. While the Company has a broad portfolio of proprietary product platforms, the Company has focused the business on the Company’s wearable injector products. The Company believes its products are differentiated from conventional products, with innovative features and functionality designed to optimize the safe, simple, and convenient administration of injectable therapies. The majority of the Company’s products are designed for sale directly to pharmaceutical and biotechnology companies who are expected to supply them as drug-device combination products, pre-filled and ready for administration by end-users, such as patients or health-care providers. The Company customizes products within each of its platforms to address specific customer, therapy, patient and/or commercial requirements.

The Company is focusing primarily on active and new customer programs in its portfolio of wearable injector products, which the Company expects will improve operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. The Company’s wearable injector customers include Amgen Inc., MedImmune LLC (“MedImmune”), and Sanofi S.A. (“Sanofi”).

In addition to the filling, assembly and/or packaging of the Company’s products with injectable therapies, the Company’s customers are also, with respect to most of its products, responsible for the regulatory approval, sale and marketing of their final drug-device combination products. While at this point the Company’s products have not been sold to end users with the Company’s customers’ injectable therapies, the Company can generate revenue from customization programs, upfront fees, licensing fees, device and development materials, and exclusivity fees.

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

2. Internal Investigation and Listed Exchange Update

On May 8, 2016, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of laws and regulations by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”). The Board established a Special Committee to oversee the Investigation.  Independent counsel conducted the Investigation with the assistance of an advisory firm with forensic accounting expertise. The Investigation was completed on October 7, 2016 and did not identify any material financial loss.

The filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “March 2016 10-Q”) and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “2016 10-K”) were delayed as a result of the Investigation. In addition, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the Company’s Form 10-Q’s for the first and second quarters of the fiscal year 2016 were amended to correct immaterial misstatements to the financial statements and omissions of related party disclosures. As a result of such delay, on May 17, 2016 and September 19, 2016, the Company received notices from the Listing Qualifications department of The NASDAQ Stock Market LLC (“NASDAQ”) stating that, because the Company had not yet filed the March 2016 10-Q and the 2016 10-K, respectively, the Company was no longer in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”). On September 8, 2016, NASDAQ granted the Company an exception until November 7, 2016 to regain compliance with NASDAQ Listing Rule 5250(c)(1). The Company filed the March 2016 10-Q and the 2016 10-K on October 24, 2016.  On October 27, 2016, the Company received a notice from the Listing Qualifications department of NASDAQ stating that the Company is now in compliance with NASDAQ Listing Rule 5250(c)(1).

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

In the event that the Company does not regain compliance with the minimum MVLS listing requirement on or before April 17, 2017, NASDAQ will provide the Company with written notification that its securities are subject to delisting.  At that time, the Company would be permitted to appeal the delisting determination to a NASDAQ Hearings Panel or apply to transfer its common stock to The NASDAQ Capital Market (provided that it satisfied the requirement for continued listing on that market). A transfer of the Company’s common stock to The NASDAQ Capital Market may impact the ability of certain stockholders to retain their holdings in the Company.

3. Liquidity

As of December 31, 2016, the Company’s cash and cash equivalents were $9.3 million, restricted cash was $2.7 million and the book value of the Company’s debt was $126.1 million. As of December 31, 2016, the Company also had a working capital deficit of $3.1 million. Under the Company’s debt facilities, the Company was required to have a cash and restricted cash balance of $5.4 million at December 31, 2016.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2016 and the six months ended December 31, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has taken or intends to take the steps delineated below to address its cash requirements, the success of which is largely beyond the Company’s control.

The Company expects to generate cash receipts from wearable injector customers during fiscal year 2017 and the Company continues to have business development discussions with current and prospective wearable injector customers. The Company does not expect these receipts to be sufficient to materially improve the Company’s liquidity position and is unable to predict the amount, if any, or the timing of such receipts or any proceeds from these business development discussions.

The Company has also engaged a financial advisory firm to further assist with fundraising efforts. This process could result in any number of alternatives, which are likely to be highly dilutive to Company stockholders. There is no assurance that the Company will be successful in these efforts or, if successful, that the Company will be able to obtain favorable terms.

In February 2016, the Company and Unilife Medical Solutions, Inc., a wholly owned subsidiary of the Company (“Unilife Medical Solutions”) and, together with the Company, (the “Company Parties”) entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which the Counterparty agreed to purchase from the Company Parties a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). Pursuant to the Counterparty SPA, the Notes were to be issuable in up to three separate closings. The Company issued to Counterparty the first Note in the aggregate original principal amount of $30.0 million on February 22, 2016, and Counterparty paid to the Company $30.0 million in exchange therefor (“February 2016 Convertible Note”). Pursuant to the Counterparty SPA, the Counterparty originally was entitled to purchase two additional Notes in January 2017 (the “2017 Convertible Note”) and January 2018 (the “2018 Convertible Note”) in the amounts of $15.0 million and $10.0 million respectively. Each of the Notes is convertible at the Counterparty’s election into shares of common stock at any time prior to February 22, 2023, at a price per share that is 90% of the volume weighted average price of such shares during the 20 trading days preceding the applicable conversion date (the “Discounted Sale Price”), subject to a floor price of $12.50 per share (the “Conversion Rate Floor Price”). The Conversion Rate Floor Price under each of the Notes is subject to customary adjustments for certain capital events.

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

On December 20, 2016, the Company issued the remaining portion of the 2017 Convertible Note in the aggregate principal amount of $5.0 million (the “December 2016 Convertible Note”) and the Counterparty paid to the Company $5.0 million in exchange therefor. The terms of the December 2016 Convertible Note are substantially the same as those of the February 2016 Convertible Note and the Accelerated Convertible Note.

In connection with the issuance of the December 2016 Convertible Note, the Lender (as defined below) consented to the issuance of the December 2016 Convertible Note and the Company agreed to obtain the Lender’s written consent prior to closing on a transaction to sell Company securities to a third party other than the Counterparty or any employee of the Company or Unilife Medical Solutions during the four-month period commencing January 1, 2017 and ending April 30, 2017.

The 2018 Convertible Note will continue to be issuable in January 2018 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA. There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2018 Convertible Note.

As previously announced, the Company has focused the business primarily on active and new customer programs in its portfolio of wearable injector systems.  In connection with this new focus, the Company has been evaluating the prospects of its non-wearable injector customer programs and attempting to negotiate terminations of certain non-wearable injector customer contracts. The Company has separate contracts with one customer for its prefilled syringes and wearable injectors.  In connection with the prefilled syringe contract with such customer, the Company previously received $10.0 million which may be refundable to the customer, including for termination for certain events and is therefore recorded in long-term deferred revenue. Although this $10.0 million is not yet refundable, the Company and the customer are amicably negotiating the potential termination of the contract and the potential repayment to the customer of all or a portion of the $10.0 million potentially through a long-term financial instrument.  The outcome of these negotiations is still uncertain.

The Company’s ability to raise capital is limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act of 1933, as amended (the “Securities Act”), until the Company can prepare, file with the SEC, and cause to become effective a registration statement on Form S-1. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for 12 consecutive calendar months.

The Company believes its existing cash at December 31, 2016 will provide the Company with sufficient liquidity to fund the Company’s operations into March 2017 without falling below its minimum cash balance requirement under the Company’s debt facilities of $5.1 million. The Company believes that any potential proceeds from fundraising efforts, the potential issuance of the 2018 Convertible Note, potential customer cash receipts, and potential proceeds from business development discussions will provide the Company with enough liquidity to fund its operations for the next twelve months. However, there can be no assurance that any cash from fundraising efforts, if successful, the potential issuance of the 2018 Convertible Note, potential customer cash receipts, and potential proceeds from business development discussions will be available when needed, as such sources of liquidity largely are beyond the Company’s control.  If we are unable to obtain financing when needed, we may be in default under one or more of our debt obligations unless we are able to obtain waivers from our lenders. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Under the circumstances, we also would be unable to pay our other obligations as they come due, which could prompt our creditors to pursue other remedies. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

There were no asset impairment charges for the three and six months ended December 31, 2016 and 2015.

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

As required under GAAP, the Company is required to evaluate goodwill for impairment at least annually and more frequently if certain trigger events occur.  The Company determined that the continuing losses incurred by the Company and its negative equity, and the decline in the Company’s stock price constituted trigger events that occurred in the six months ended December 31, 2016 requiring an evaluation of the carrying value of the Company’s goodwill. Potential impairment of goodwill is identified by comparing the fair value with its carrying value.

The Company performed a goodwill valuation during the interim period as of September 30, 2016 using a combination of the market approach and a discounted cash flow method under the income approach. The Company determined an overall business enterprise value (determined by the fair of equity plus the fair value of debt) by taking a weighted average from the results of the discounted cash flow under the income approach (40%) and the market approach based on the Company’s market capitalization (60%). Under the income approach, the Company calculates the fair value of its reporting unit based on the present value of estimated future cash flows. Management judgment is necessary to evaluate the impact of operating and external market changes and to estimate the future cash flows used to measure fair value. The Company’s estimate of cash flows considers past performance, current and anticipated market conditions, and internal projections and operating plans which incorporate estimates for sales growth, profitability and capital spending. Additional assumptions include forecasted growth rates and estimated discount rates which are risk adjusted for current market conditions. The Company believes such assumptions reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar purposes but are subject to change due to changing conditions.  The weighting of the results of each method to assess the overall business enterprise value was considered reasonable as greater weight was given to the market capitalization based on the quoted stock price as this is considered more reliable information as it is publicly available and not subject to management judgment or estimate, whereas, discounted cash flow under the income approach is subject to management estimates and judgments.

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

 The Company performed a qualitative review through December 31, 2016 and no events occurred or circumstances changed that would more likely than not reduce the fair value of the goodwill below its carrying value. The Company considered that the results of the valuation of goodwill indicated there was no impairment of goodwill and also indicated significant cushion between the implied fair value of goodwill and its carrying value and, therefore, the Company has concluded that no goodwill impairment existed as of December 31, 2016.

Definite-lived intangible assets include patents which are amortized on a straight-line method over their estimated useful lives of 15 years and are included in other assets. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate a possible impairment, if the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment may be recognized. Measurement of an impairment loss is based on the excess of the carrying value of the asset over its fair value. Definite-lived intangible assets were less than $0.1 million as of December 31, 2016 and June 30, 2016 and are recorded in other assets on the consolidated balance sheet. There were no impairments recorded on intangible assets during the three and six months ended December 31, 2016 and 2015.

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

Revenue Recognition

The Company recognizes revenue from industrialization and development fees, licensing fees and product sales. The Company recognizes revenue from sales of products at the time of shipment when title passes to the customer. The Company recognizes up front, non-refundable fees ratably over the expected life of the related agreement. The Company recognizes license revenue over the life of the patents of the products relating to the license. Revenue from industrialization and development fees is recognized as services are rendered, under the completed contract method, under the proportional performance method or upon achievement of the “at risk” substantive milestone events, which represent the culmination of the earnings process related to such events. Substantive milestones can include specific deliverables such as product design, prototype availability, user tests, manufacturing proof of principle and the various steps to complete the industrialization of the product. The terms of these contracts provide for customer payments to be made as services are rendered or when substantive milestones are achieved. The Company considers whether a milestone is substantive at the inception of the agreement. The consideration earned from the achievement of a milestone must meet all of the following criteria to be considered substantive:

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

The carrying value of financial instruments such as accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes that the current carrying amount of its long-term debt approximates fair value because the terms on these instruments are similar to those terms that the Company would currently be able to receive for similar instruments of comparable maturity.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued ASU 2014-09 “Revenue from Contracts with Customers” and amended by ASU 2016-08 “Principle versus Agent Considerations”, ASU 2016-10 “Identifying Performance Obligations and Licensing”, and ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients”. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” which deferred the effective date of ASU 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. With the deferral, the new standard is effective for the Company, on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has reviewed the new standards and has begun to consider the impact of the standard on its ongoing financial reporting, but has not yet made any conclusions.

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

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a corresponding lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company has reviewed the new standard, has begun to identify its contracts that might be impacted by the standard, and has begun to consider the impact of the standard on its ongoing financial reporting, but has not yet made any conclusions.

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

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact this guidance will have on its financial disclosures; however, as the guidance only impacts disclosure and cash flows, the adoption of this guidance is not expected to have any impact on the Company’s financial condition, and results of operations.

In January 2017, the FASB issued ASU No. 2017-04 “Simplifying the Test for Goodwill Impairment”. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. For public entities, the amendments in this Update are effective on a prospective basis for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Upon adoption, the Company will be required to disclose the nature of and reason for the change in accounting principle upon transition and that disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. The Company is currently evaluating the impact of these amendments; however, the adoption of this guidance is not expected to have any impact on the Company’s financial condition, results of operations and cash flows.

5. Equity Transactions and Share-Based Compensation

The Company recognized share-based compensation expense related to equity awards to employees, directors, consultants and service providers of $1.2 million and $3.4 million during the three months ended December 31, 2016 and 2015, respectively, and $2.2 million and $7.0 million during the six months ended December 31, 2016 and 2015, respectively.

On July 29, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “New Sales Agreement”) with Cantor Fitzgerald & Co., pursuant to which the Company may, from time to time, issue and sell shares of common stock, having an aggregate offering price of up to $25.0 million. The Company issued   380,011 shares for net proceeds of $4.6 million under the New Sales Agreement during the six months ended December 31, 2015. The Company used the proceeds for working capital needs and other general corporate purposes. The Company did not utilize this facility during the six months ended December 31, 2016.

On July 29, 2015, the Company entered into an equity purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company may sell, from time to time, to LPC up to $45.0 million in shares of the Company’s common stock through July 2017, subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company issued  324,465 shares of common stock to LPC and received net proceeds of  $4.8 million under the LPC Purchase Agreement during the six months ended December 31, 2015. The Company used the proceeds for working capital needs and other general corporate purposes. The Company did not utilize this facility during the six months ended December 31, 2016.

We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. As a result, the Company will not be able to obtain financing under the New Sales Agreement or LPC Purchase Agreement at least until the Company is eligible to register the offer and sale of our securities using a registration statement on Form S-3.

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

In December 2016, the Company amended its Amended and Restated 2009 Stock Incentive Plan or “Amended Stock Plan” to increase the number of shares of common stock available for issuance under the Amended Stock Plan by approximately 2.4 million shares. In January 2017, the Company granted 1,100,000 stock options and 791,173 restricted stock units at fair market value to its employees.

Under the terms of the LPC Purchase Agreement, the Company was required to obtain the consent of LPC prior to completing the Preferred Stock Purchase Agreement. The Company obtained such consent on November 9, 2015 and contemporaneously issued a five-year warrant to purchase 90,000 shares of common stock to LPC at an exercise price of $10.00 per share. The Company performed a Black-Scholes valuation on the warrant and valued the warrant at $5.40 per share of common stock. Accordingly, the Company recorded $0.5 million during the three months ended December 31, 2015 associated with the issuance of the warrant as a component of redeemable convertible preferred stock issuance cost.  LPC has not exercised any warrants as of December 31, 2016.  On December 31, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $0.79 per share of common stock.  The warrant liability was revalued to $0.1 million at December 31, 2016.

On February 22, 2016, in connection with entering into the Eighth Amendment to the Credit Agreement (as defined below) and the Sixth Amendment to the Royalty Agreement (as defined below), the Company issued to ROS (as defined below) warrants to purchase 1,673,981 shares of common stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. ROS has not exercised any warrants as of December 31, 2016. Upon issuance, the Company performed a Black-Scholes valuation on the warrant and valued the warrant at $7.20 per share of common stock. Accordingly, the Company recorded a $12.1 million warrant liability during the three months ended March 31, 2016 associated with the issuance of the warrant.  On December 31, 2016, the Company performed a Black-Scholes valuation on the warrant liability to revalue the warrant and valued the warrant at $1.24 per share of common stock.  The warrant liability was revalued to $2.1 million at December 31, 2016.

The following is a summary of activity related to stock options held by employees and directors during the six months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2016	102,552	$40.10
Cancelled	(8,686)	49.25
Outstanding as of December 31, 2016	93,866	39.25	5.5	$0
Exercisable as of December 31, 2016	78,366	$39.79	5.3	$0

The following is a summary of activity related to stock options and warrants held by persons other than employees and directors during the six months ended December 31, 2016:

	Number of Options & Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of July 1, 2016	1,793,981	$12.68
Granted	—	—
Expired	—	—
Outstanding as of December 31, 2016	1,793,981	$12.68	8.8	$—
Exercisable as of December 31, 2016	1,793,981	$12.68	8.8	$—

The aggregate intrinsic value is defined as the difference between the market value of the Company’s common stock as of the end of the period and the exercise price of the in-the-money stock options. There were no options exercised during the six months ended December 31, 2016 and 2015, respectively.

There were no options granted during the three and six months ended December 31, 2016 and 2015, respectively.

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

The following is a summary of activity related to awards of restricted stock and restricted stock units during the six months ended December 31, 2016:

	Number of Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested as of July 1, 2016	882,948	$15.41
Granted	313	2.78
Vested	(103,087)	29.33
Cancelled	(94,159)	7.33
Unvested as of December 31, 2016	686,015	$14.42

Preferred Stock Purchase Agreement

On November 9, 2015, the Company entered into and closed a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with a fund (the “Fund”). Pursuant to the Preferred Stock Purchase Agreement, the Company issued and sold to the Fund 790 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series A Preferred Stock”), at a 5% original issue discount and at a purchase price of $10,000 per share for total gross proceeds to the Company of $7.5 million. Prior to the full conversion of the Series A Preferred stock (as more fully discussed below), the Series A Preferred Stock was convertible into shares of common stock at a fixed conversion price of $10.00 per share (the “Conversion Price”). The shares of Series A Preferred Stock were offered and sold in a registered direct offering (the “Offering”) pursuant to the Company’s shelf registration statement (File No. 333-197122), which was declared effective by the SEC on October 3, 2014.

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

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2016	June 30, 2016
	(in thousands)
Building	$32,362	$32,362
Machinery and equipment	20,090	19,537
Computer software	2,986	2,986
Furniture and fixtures	792	1,386
Construction in progress	13,385	13,870
Land	2,036	2,036
Leasehold improvements	349	437
	72,000	72,614
Less: accumulated depreciation and amortization	(19,691)	(17,841)
Property, plant and equipment, net	$52,309	$54,773

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In February 2016, the Company completed its review of strategic alternatives and announced the formation of a strategic collaboration centered upon the use of the Company’s portfolio of prefilled, customizable wearable injectors. In connection with this focus, the Company has been evaluating the prospects of its non-wearable injector customer and supplier programs. As a result of negotiations related to those supplier and customer programs and the Company’s evaluation of those programs and potential disposition of certain assets, the Company determined that certain of its long lived-assets were impaired during the third quarter of fiscal year 2016 and an impairment charge was recorded during that period. There were no impairment charges incurred for the three and six months ended December 31, 2016 and 2015.

Construction in progress as of December 31, 2016 consisted of amounts incurred in connection with machinery and equipment and facility related costs, including capitalized interest. Interest capitalized during the three and six months ended December 31, 2016 and 2015 was $0.0 million and $0.7 million; and $0.0 million and $1.4 million respectively.

Depreciation on property, plant and equipment during the three and six months ended December 31, 2016 and 2015 was $1.0 million and $2.7 million; and $1.4 million and $3.0 million, respectively.

In December 2016, the Company announced that it had listed its York, Pennsylvania facility for sale due to unused capacity as a result of the Company’s focusing on its wearable injector products.  Under ASC 360 Property, Plant, and Equipment, the York facility does not yet meet the criteria to be held for sale which would require classification to current assets and be recorded at its fair value less costs to sell.  The Company reviewed the facility for impairment and determined that it is not impaired.  Therefore, it continues to be recorded as an asset held for use.

7. Goodwill

The changes in the carrying amount of goodwill during the six months ended December 31, 2016 are as follows:

(in thousands)
Balance as of July 1, 2016	$9,423
Foreign currency translation	(287)
Balance as of December 31, 2016	$9,136

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2016	June 30, 2016
	(In thousands)
Accrued payroll and other employee related expenses	$3,109	$2,755
Accrued cost related to equipment	1,320	2,623
Accrued transaction costs	4,000	5,000
Accrued professional fees	964	2,010
Accrued other	6,501	1,322
Total accrued expenses	$15,894	$13,710

Accrued transaction costs relate to the Company’s review of strategic alternatives incurred in fiscal 2016. Accrued other includes the $5.0 million liability related to the settlement of the two putative class actions and the derivative complaints. See note 11 “Contingencies” for additional discussion related to these matters.

9. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2016	June 30, 2016
	(In thousands)
10.25% Term loan, due March 2020	$64,303	$57,227
Royalty agreement liability	5,464	5,120
6.00% Senior secured convertible note, due February 2023	43,428	29,066
6.00% Mortgage loan, due December 2031	12,139	12,370
5.00% Commonwealth of Pennsylvania financing authority loan, due January 2021	1,948	1,977
	127,282	105,760
Less: unamortized debt discounts and issuance costs	(1,177)	(646)
	126,105	105,114
Less: current portion of long-term debt	(702)	(669)
Total long-term debt	$125,403	$104,445

Term Loan

On March 12, 2014, Unilife Medical Solutions entered into a Credit Agreement with ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors (“OrbiMed”) (the “Credit Agreement,” and, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Amended Credit Agreement, the Company has fully utilized the capacity and borrowed principal amounts totaling $70.0 million (the “Loans”). Under the Amended Credit Agreement, Unilife Medical Solutions is required to maintain a minimum cash balance of $3.0 million and comply with certain other customary covenants.

The Loans bear interest at 9.25% per annum plus the greater of three-month LIBOR or 1.0%. Lender agreed to defer all obligations of Unilife Medical Solutions to pay interest to the Lender for the period from January 1, 2016 through February 22, 2018 at the rate specified in the Amended Credit Agreement, which interest will be added to the outstanding principal amount of the Loans on the last day of each interest period. A default interest rate of 14.25% per annum plus the greater of three-month LIBOR or 1.0% shall apply during the existence of a default under the Amended Credit Agreement. The Loans are interest-only until March 12, 2020.

Unless the loan facility is otherwise terminated earlier pursuant to the terms of the Amended Credit Agreement, Unilife Medical Solutions is required to repay in full the unpaid principal amount of the Loans drawn down, together with all accrued and unpaid interest thereon plus a 10.0% repayment premium on March 12, 2020. Unilife Medical Solutions can make voluntary repayments at any time of any unpaid principal amount of the Loans, plus a 10.0% repayment premium. Unilife Medical Solutions must make mandatory prepayments in certain prescribed circumstances, including, without limitation, certain dispositions of assets and certain casualty events. In such events, Unilife Medical Solutions must prepay to Lender 100% of the net cash proceeds received.

The obligations of Unilife Medical Solutions under the Amended Credit Agreement are guaranteed by the Company and each of its subsidiaries and the Amended Credit Agreement is secured by the assets of the Company and its subsidiaries. The security interests granted by Unilife Medical Solutions, the Company, Unilife Cross Farm LLC (“Cross Farm”), Unilife Medical Solutions Limited (“UMSL”) and Unitract Syringe Pty Limited (“Unitract Syringe”) are evidenced by, among other things, the Pledge and Security Agreement, dated as of March 14, 2014, by Unilife Medical Solutions, the Company, Cross Farm, UMSL, and Unitract Syringe in favor of Lender, for itself and as agent for Royalty Opportunities S.A.R.L. (“ROS”), the Mortgage and Security Agreement, dated March 12, 2014, by and between Cross Farm and Lender, for itself and as agent of ROS, and the General Security Deed, dated as of March 12, 2014, by Unitract Syringe, UMSL, and the Company in favor of the Lender, for itself and as agent of ROS.

In connection with entering into the Eighth Amendment to the Amended Credit Agreement and the Sixth Amendment to the Royalty Agreement on February 22, 2016, the Company issued to ROS a warrant to purchase 1,673,981 shares of common stock, with an exercise price of $12.50 per share, subject to adjustment for certain events, which may be exercised at any time and from time to time until February 22, 2026. In respect to the consideration provided to ROS in the form of the warrant and the terms of the Eighth Amendment to the Credit Agreement and the Sixth Amendment to the Royalty Agreement, the Company evaluated whether the debt was modified or extinguished pursuant to ASC 470-50, Debt – Modifications and Extinguishments.  The Company determined that the previous debt was extinguished and recorded the modified debt at fair value ($51.3 million). The Company recorded a gain on debt extinguishment for the quarter ended March 31, 2016 of $2.9 million which consisted of the remeasurement of the debt at fair value offset by the value of the warrant as of the Counterparty Effective Date and the deferred financing costs previously associated with the term loan.  The debt will be accreted to face value over the loan term based on the effective interest rate.  In connection with the entering into of the October Counterparty Letter Agreement, on October 24, 2016, the Company Parties and certain of the Company’s other subsidiaries entered into the Ninth Amendment (the “Ninth Amendment to the Credit Agreement”) to the Amended Credit Agreement with the Lender. Pursuant to the Ninth Amendment to the Credit Agreement, the Lender agreed to waive (i) compliance with Section 8.9 of the Amended Credit Agreement solely to permit the entering into of the October Counterparty Letter Agreement, and (ii) any event of default that would occur under Section 9.1(c) of the Amended Credit Agreement solely with respect to the October Counterparty Letter Agreement. In addition, the Ninth Amendment to the Credit Agreement amended the Amended Credit Agreement to provide for the issuance of the Accelerated Convertible Note and the execution of the October Counterparty Letter Agreement.

In connection with the issuance of the December 2016 Convertible Note, on December 20, 2016, the Company Parties and certain of the Company’s other subsidiaries entered into the Tenth Amendment (the “Tenth Amendment to the Credit Agreement”) to the Amended Credit Agreement with the Lender. Pursuant to the Tenth Amendment to the Credit Agreement, the Lender consented to the issuance of the December 2016 Convertible Note and the Company agreed to obtain the Lender’s written consent prior to closing on a transaction to sell Company securities to a third party other than the Counterparty or any employee of the Company or Unilife Medical Solutions during the four-month period commencing January 1, 2017 and ending April 30, 2017.

There are cross-default provisions in the Amended Credit Agreement, First National Bank loan (as described below), Keystone/CFA Loan (as described below), and the Outstanding Counterparty Notes (as described below), so that a default under one agreement could trigger a default under the others. First National Bank, the Lender under the Amended Credit Agreement, Keystone Redevelopment Group, LLC and Commonwealth Financing Authority are parties to an intercreditor agreement.  The Counterparty and the Lender are also parties to an intercreditor agreement.

Royalty Agreement

In connection with entering into the Credit Agreement, Unilife Medical Solutions entered into a Royalty Agreement with ROS (the “Royalty Agreement”) and, as amended the “Amended Royalty Agreement”, which entitles ROS to receive royalty payments.

Unilife Medical Solutions has agreed to pay ROS 4.52% on the first $50.0 million of net sales in each fiscal year, plus 1.75% of net sales in excess of $50.0 million and up to and including $100.0 million in each fiscal year, plus 0.438% of net sales in excess of $100.0 million in each fiscal year. Unilife Medical Solutions has the right to buy out the Amended Royalty Agreement at any time on or before March 12, 2018 at a reduced amount. As of December 31, 2016, the buy-out amount was approximately $27.7 million, on March 13, 2017, the buy-out amount increases to approximately $33.5 million, and on March 13, 2018, the buy-out amount increases up to a maximum of approximately $37.2 million. The buy-out amount varies based on when the buy-out option is exercised and would, in each case, be reduced by amounts previously paid by Unilife Medical Solutions to ROS pursuant to the Amended Royalty Agreement. In the event of default under the Amended Credit Agreement, OrbiMed will have a put option that will make the royalty amounts due immediately. The Amended Royalty Agreement has a term commencing on March 12, 2014 and ending on the earlier of (i) March 12, 2024 and (ii) the date of payment of the purchase price pursuant to the exercise of a put option by the Lender or the exercise of a buy-out option by Unilife Medical Solutions. As the Company has elected to value the Amended Royalty Agreement at fair value, the put option feature does not meet the criterion of ASC 815-15-25-1b and thus is not separated from the host contract and accounted for as a derivative instrument.

On February 22, 2016, Unilife Medical Solutions entered into the Sixth Amendment to the Royalty Agreement with ROS. Pursuant to and subject to the terms of the Sixth Amendment to the Royalty Agreement, ROS agreed to waive any rights to royalty payments otherwise payable as a result of the License Fee and the proceeds of the Notes, and to defer royalty payments payable on revenues received by the Unilife Medical Solutions from the Counterparty until after the end of the first fiscal quarter in which the Unilife Medical Solutions sells a commercial quantity of devices developed for the Counterparty.

At inception, the royalty liability was determined to have a fair value of $7.0 million. The royalty liability will be adjusted to fair value on a quarterly basis. As of December 31, 2016, the fair value of the royalty liability was $5.5 million.

Senior Secured Convertible Notes

On February 22, 2016, the Company and Unilife Medical Solutions entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which Counterparty agreed to purchase from the Company a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). The Notes originally were to be issued in up to three separate closings. The Company issued to the Counterparty the first Note in the aggregate original principal amount of $30.0 million on February 22, 2016 (the “February 2016 Convertible Note”) and Counterparty paid to the Company $30.0 million in exchange therefor. Pursuant to the Counterparty SPA, the Counterparty originally was entitled to purchase two additional Notes in January 2017 (the “2017 Convertible Note”) and January 2018 (the “2018 Convertible Note”) in the amounts of $15.0 million and $10.0 million, respectively.

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

On December 20, 2016, the Company issued the remaining portion of the 2017 Convertible Note in the aggregate principal amount of $5.0 million (the “December 2016 Convertible Note”) and the Counterparty paid to the Company $5.0 million in exchange therefor.  The terms of the December 2016 Convertible Note are substantially the same as those of the February 2016 Convertible Note and the Accelerated Convertible Note.

The 2018 Convertible Note will continue to be issuable in January 2018 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA. There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2018 Convertible Note.

Interest under each of the February 2016 Convertible Note, the Accelerated Convertible Note, and the December 2016 Convertible Note (together, the “Outstanding Counterparty Notes”) accrues at a rate of 6% per year and will be paid quarterly in arrears through the addition of the amount of such interest to the then outstanding principal amount. All or part of the principal and accrued interest on each of the Outstanding Counterparty Notes will be repaid through (i) discounted pricing on purchases by the Counterparty of the Company’s products, (ii) credits taken by the Counterparty against development and customization fees for devices, and (iii) credits against per-unit royalties otherwise payable to the Company for the manufacture and sale of the Company’s products. Any repayment will be applied to the Outstanding Counterparty Notes in the order of their issuance. In addition, pursuant to each of the Outstanding Counterparty Notes, the Company has the right to prepay in cash all or part of the principal and accrued interest at any time upon 15 business days’ prior notice, subject to the Counterparty’s conversion right with respect to the contemplated prepayment amount. The Company is required to pay in cash any amounts of principal and accrued interest outstanding at the maturity date of each of the Outstanding Counterparty Notes, which is February 22, 2023 in both instances.

During the six months ended December 31, 2016, the Company made non-cash repayments totaling $2.3 million towards the balance of the Outstanding Counterparty Notes.  The repayments were for credits relating to development and customization fees. Each of the Outstanding Counterparty Notes is convertible at the Counterparty’s election into shares of common stock at any time prior to February 22, 2023, at   the Discounted Sale Price, subject to  the Conversion Rate Floor Price. The Conversion Rate Floor Price under each of the Outstanding Counterparty Notes is subject to customary adjustments for certain capital events.

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

The Outstanding Counterparty Notes are secured by certain inventory and intellectual property assets related to a specific device being licensed to the Counterparty. The Counterparty has agreed to preserve license rights granted to other customers for any license rights granted prior to a foreclosure. The terms and conditions of the 2018 Counterparty Note, if purchased by the Counterparty, are substantially the same as the terms and conditions of the Outstanding Counterparty Notes, except that the “Conversion Rate Floor Price” of the 2018 Counterparty Note will be the greatest of (x) $12.50, (y) the closing sale price of the common stock on the trading day preceding the issuance date, and (z) the book value per share of common stock on the trading day immediately preceding the issuance date.

The Company determined that the conversion feature should be accounted for as a stock put option and would be bifurcated from the value of the Outstanding Counterparty Notes and treated as a derivative liability.  The initial fair value of the derivative liability of the February 2016 Convertible Note, the Accelerated Convertible Note, and the December 2016 Convertible Note was determined to be $1.7 million, $0.1 million, and less than $0.1 million, respectively.  The Outstanding Counterparty Notes will be accreted to their face value over the life of the Note term based on the effective interest rate. The fair value of this derivative liability will be adjusted to fair market value on a recurring basis.  As of December 31, 2016, the fair market value of the derivative liability was determined to be $0.5 million.

On September 29, 2016, the Company and the Counterparty entered into a letter agreement (the “September Counterparty Letter Agreement”). Pursuant to the September Counterparty Letter Agreement, the Counterparty agreed (i) until 11:59 p.m. New York City time on July 1, 2017, to waive any and all rights whatsoever that the Counterparty has or may have under  the Counterparty SPA and certain related transaction documents to declare an “Event of Default” under the February 2016 Convertible Note as a result of the Company’s failure to timely file the March 2016 10-Q or the 2016 10-K (together, the “Exchange Act Filings”); and (ii) that the filing by the Company of the Securities Filings with the SEC will cure any breach of Section 6.3 of the Counterparty SPA as a result of the Company’s failure to timely file the Securities Filings with the SEC. As noted above, the Company filed the Exchange Act Filings with the SEC on October 24, 2016.

On July 28, 2016, the Company and the Counterparty entered into two letter agreements. Pursuant to the first letter agreement, the Counterparty agreed to not convert the Notes into shares of the Company’s common stock to the extent that such conversion would cause the Counterparty to beneficially own 10% or more of the outstanding shares of the common stock immediately following such conversion (the “Conversion Limit”). Pursuant to such letter agreement, the Counterparty has the right to terminate the Conversion Limit at any time with 75 days’ prior written notice to the Company. Pursuant to the second letter agreement, the Counterparty agreed (i) to waive, until 11:59 p.m. New York City time on November 7, 2016, any and all rights whatsoever that the Counterparty had to declare an “Event of Default” under the February 2016 Convertible Note as a result of the Company’s failure to timely file the March 2016 10-Q; and (ii) that the Company’s filing of the March 2016 10-Q with the SEC will cure any breach of Section 6.3(i) of the SPA , as a result of the Company’s failure to timely file the March 2016 10-Q with the SEC. As noted above, the Company filed the March 2016 10-Q with the SEC on October 24, 2016.

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

The original First National Bank loan documents contain certain customary covenants, including the maintenance of a debt service reserve account in the amount of $2.4 million, classified as restricted cash on the consolidated balance sheets, which will remain in place until Cross Farm and First National Bank agree on the financial covenants. In addition the Company is required to maintain a cash balance of $5.0 million inclusive of the $2.4 million reserve account. The terms of the original First National Bank loan documents allow the Company to use the debt service reserve account to pay monthly debt service on the mortgage loans, so long as the balance in the account is at least $1.6 million and is replenished to $2.4 million every six months. The Company is in compliance with its debt covenants as of December 31, 2016. However, there can be no assurance that the Company will be able to maintain the debt service reserve account balance for a period of 12 months from December 31, 2016. Cross Farm may prepay the loan without penalty. The U.S. Department of Agriculture has guaranteed $8.0 million of the mortgage loan due December 2031. In connection with the First Mortgage, the Company has given First National Bank a lien on the building and real estate and the debt service reserve account.

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

10. Net Loss Per Share

The Company’s net loss per share is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Numerator
Net loss	$(15,309)	$(25,423)	$(33,282)	$(51,287)
Deemed dividend on Series A Preferred Stock	—	(1,047)	—	(1,047)
Net loss attributable to common stock holders	$(15,309)	$(26,470)	$(33,282)	$(52,334)
Denominator
Weighted average number of shares used to compute basic net loss per share	16,698,329	13,377,229	16,672,595	12,915,014
Effect of dilutive options to purchase common stock	—	—	—	—
Weighted average number of shares used to compute diluted net loss per share	16,698,329	13,377,229	16,672,595	12,915,014
Basic and diluted net loss per share	$(0.92)	$(1.98)	$(2.00)	$(4.05)

Due to the Company’s net losses, unvested shares of restricted stock (participating securities) totaling 729,434  and 1,007,211 were excluded from the calculation of basic and diluted net loss per share during the three months ended December 31, 2016 and 2015, respectively; and unvested shares of restricted stock (participating securities) totaling 789,889  and 1,035,368 were excluded from the calculation of basic and diluted net loss per share during the six months ended December 31, 2016 and 2015, respectively.

In addition, stock options and warrants (non-participating securities) totaling 1,887,797  and 333,189 during the three months ended December 31, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive; and stock options and warrants (non-participating securities) totaling 1,887,797  and 319,929 during the six months ended December 31, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive. All of these stock options were excluded solely due to the Company’s net loss position. Had the Company reported net income during the three months ended December 31, 2016 and 2015, these shares would have had an effect of 0 and 0 diluted shares, respectively; and had the Company reported net income during the six months ended December 31, 2016 and 2015, these shares would have had an effect of 0 and 0 diluted shares, respectively,   for purposes of calculating diluted net income per share.   The impact of the potential conversion of outstanding Convertible Notes of 3,605,069 diluted shares as of December 31, 2016 were also excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

In addition, the Company is or was involved in the following legal proceedings:

A former employee, Talbot Smith, who was terminated for cause by the Company, filed a civil complaint in the United States District Court of the Eastern District of Pennsylvania on August 30, 2013, and an amended complaint on March 5, 2014, alleging that he was wrongly terminated in retaliation for making allegations about the Company’s compliance practices. Following the discovery process, Mr. Smith dismissed his claims against the Company with prejudice. In connection with the resolution and dismissal of the action, Mr. Smith agreed to make a payment to the Company to settle counter claims the Company had brought against him. Mr. Smith received no payment as part of the resolution and dismissal of his claims against the Company, his attorney received a reduced portion of her fees from the Company’s insurer, and the matter is now concluded.

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

On September 14, 2015, Unilife Medical Solutions was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin Unilife Medical Solutions from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and Unilife Medical Solutions; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that Unilife Medical Solutions had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that Unilife Medical Solutions had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement. The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

On September 2, 2016, Biodel, the Company and Unilife Medical Solutions entered into an Asset Purchase and License Agreement (the “Second Biodel Agreement”) which provides: (a) for the termination of the First Biodel Agreement; (b) for the grant of an exclusive license for a six-month term to the intellectual property rights related to the Unilife mixing device; (c) a six-month term during which Biodel can exercise an option (the “Option”) to purchase certain assets associated with the First Biodel Agreement for $1.5 million (the “Potential Asset Sale”) and extend Biodel’s license, for fees based on intellectual prosecution and maintenance costs determined on an annual basis; (c) dismissal, with prejudice, of all active proceedings in connection with the litigation and arbitration proceedings pending between Biodel and Unilife Medical Solutions.  Under the Second Biodel Agreement, each party also released the other party of all liability, waived all claims with prejudice, and forever holds the other party harmless from any damages arising out of relating to the First Biodel Agreement. Biodel and Unilife Medical Solutions each paid their respective attorneys’ fees and Unilife Medical Solutions paid no monetary amount to Biodel in connection with this resolution.  To date, Biodel has not exercised the Option.

On March 24, 2016, Edward Fine filed a complaint against the Company and Unilife Medical Solutions Limited (“UMSL”) in the Superior Court of New Jersey.  The complaint alleges that the Company and UMSL are in breach of contract and have been unjustly enriched as a result of UMSL’s failure to pay certain required payments under a consultancy agreement between Mr. Fine and UMSL.  Pursuant to the complaint, Mr. Fine is seeking monetary damages in the amount of $288,000 in the aggregate. The Company believes that Mr. Fine’s claims and demands for relief are wholly without merit and the Company is vigorously defending the action.  On August 15, 2016, we filed an Answer, Affirmative Defenses and Counterclaims, wherein we asserted counterclaims against Mr. Fine for fraud, civil conspiracy, unjust enrichment, breach of contract, and breach of the implied covenant of good faith and fair dealing arising out of Mr. Fine’s role in certain previously disclosed transactions involving Mr. Fine and Jim Bosnjak, the Company’s former Chairman of the Board.  On September 23, 2016, Mr. Fine filed an Answer and Affirmative Defenses to the Company’s counterclaims. This action is currently in a 450-day discovery period which commenced on July 29, 2016.

On May 26 and 27, 2016, two putative class actions were filed in the United States District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Exchange Act, the Company and six individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on October 24, 2016 expanding the class to purchasers of the Company’s securities between November 9, 2011 and July 28, 2016, dropping three of the original individual defendants as named defendants and making additional allegations related to matters the Company disclosed in connection with the Investigation. In accordance with a scheduling order issued by the Court on December 12, 2016, Plaintiffs filed a second amended complaint on December 14, 2016 that, among other things, included allegations relating to the Company’s October 24, 2016 and November 14, 2016 SEC filings. In February 2017, the parties reached an agreement-in-principle to fully resolve all claims that were asserted or could have been asserted in the lawsuit.  An insurer for the Company has agreed to pay the full amount of the proposed settlement.  The proposed settlement is subject to definitive documentation and court approval.  If the proposed settlement is not consummated, the Company intends to vigorously contest this lawsuit. The Company has recorded a receivable from its insurance carrier and a liability to the claimants for $4.4 million, which is included in prepaid and other current assets and accrued expenses on the consolidated balance sheet at December 31, 2016 related to this matter.

On July 11, July 28, and August 1, 2016, respectively, derivative complaints were filed in the Court of Common Pleas in York County, Pennsylvania against 11 current or former directors and/or officers, alleging (i) breach of their fiduciary duties, (ii) unjust enrichment, (iii) abuse of control, (iv) gross mismanagement, and (v) corporate waste.  The complaints allege, among other things, that the individual defendants breached the fiduciary duties they owed to the Company by (1) grossly mismanaging the Company and perpetuating a variety of self-serving schemes to benefit themselves and other interested parties and (2) making and/or causing the Company to make false/misleading statements or omissions of fact in its public disclosures.  The complaints further allege that as a result of this alleged conduct, the Company will lose and expend millions of dollars. On January 11, 2017, a derivative complaint was filed in the United States District Court for the Southern District of New York against 11 current or former directors and/or officers that makes similar allegations to those asserted in the previously-filed derivative complaints. In February 2017, the parties reached an agreement-in-principle to fully resolve all claims that were asserted or could have been asserted in these lawsuits which includes the Company’s agreement to make certain modifications to its corporate governance and also a payment to plaintiffs’ attorneys’ for their fees, which an insurer for the Company has agreed to pay.  The proposed settlement is subject to definitive documentation and court approval.  If the proposed settlement is not consummated, the Company intends to vigorously contest these lawsuits. The Company has recorded a receivable from its insurance carrier and a liability to the claimants for $0.6 million, which is included in prepaid and other current assets and accrued expenses on the consolidated balance sheet at December 31, 2016 related to this matter.

On August 17, 2016, Kahle Automation, S.r.l. (“Kahle”) filed a complaint against Unilife Medical Solutions in the United States District Court for the District of New Jersey.  The complaint alleges that Unilife Medical Solutions breached contracts with Kahle for Kahle’s supply of automation systems for Unilife Medical Solutions’ Nexus and Finesse product lines.  Kahle seeks monetary damages of $4.2 million which includes alleged damages that we believe are not recoverable, such as $0.9 million for bank fees, and $0.8 million for lost profits.  Kahle also seeks injunctive relief enjoining Unilife Medical Solutions from using the Nexus System and requiring Unilife Medical Solutions to take delivery of work in process related to the Finesse System.  Unilife Medical Solutions disputes Kahle’s allegations that Unilife Medical Solutions terminated its agreement with Kahle for the Finesse System.  We intend to defend ourselves vigorously against these claims.

The Company received an assessment for approximately $0.3 million for sales and use taxes as a result of an audit by the Commonwealth of Pennsylvania. The Company has appealed the assessment and in connection with the appeal the Commonwealth of Pennsylvania required the Company to post a surety bond in December 2016 in the amount of the assessment. The Company transferred $0.3 million into a restricted cash account as collateral, which is included in restricted cash on the consolidated balance sheet as of December 31, 2016, to support the issuance of the surety bond by a highly rated insurance company.

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business.

12. Revenue

The Company recognized $2.3 million and $4.5 million of revenue during the three months ended December 31, 2016 and 2015, respectively.  The Company recognized $4.1 million and $7.7 million of revenue during the six months ended December 31, 2016 and 2015, respectively.

During the three months ended December 31, 2016, four customers accounted for 41%, 37%, 12% and 10% of consolidated revenue, respectively. During the three months ended December 31, 2015, three customers accounted for 39%, 30%  and 25% of consolidated revenue, respectively. During the six months ended December 31, 2016 three customers accounted for 41%, 28%, and 24%  of consolidated revenue, respectively. During the six months ended December 31, 2015 four customers accounted for 32%, 28%, 25% and 11% of consolidated revenue, respectively.

2016

During the three and six months months ended December 31, 2016, the Company recognized $0.6 million and $1.0 million of revenue, respectively, related to substantive milestones, as follows:

The Company recognized $0.6 million and $1.0 million of revenue during the three and six months ended December 31, 2016 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2016 are as follows:

•	$0.4 million for development and delivery of components for a human factor study;
•	$0.4 million for completion of testing of assembly equipment; and
•	$0.3 million for completion of filling process of clinical devices;

The remaining substantive milestones as of December 31, 2016 are as follows:

•	$0.4 million for delivery of containers for the filling process; and
•	$0.3 million for delivery of devices for clinical studies.

During the three and six months ended December 31, 2016, the Company recognized $1.5 million and $2.7 million  in revenue related to services rendered on a time and materials basis, proportional performance method, the completed contract method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

On December 31, 2015, the Company entered into an exclusivity agreement (the “Exclusivity Agreement”) with Amgen Inc. (the “Counterparty”). Pursuant to the Exclusivity Agreement, the Counterparty paid to the Company a non-refundable $15.0 million license fee (the “First License Fee”). The Company and the Counterparty then entered into a License Agreement on February 5, 2016 (the “First License Agreement”) to further define the license rights set forth in the Exclusivity Agreement. Furthermore on February 22, 2016, the Company granted the Counterparty exclusive rights to the Company’s wearable injectors within select drug classes for use with certain assets, while preserving rights the Company previously granted to other customers. The Company has also granted to the Counterparty non-exclusive rights to all of the Company’s proprietary delivery systems within the therapeutic areas of oncology, inflammation, bone health, nephrology, cardiovascular and neuroscience. The Counterparty paid to the Company an additional non-refundable $20.0 million fee (the “Second License Fee”) in consideration for such licenses. During the 2017 fiscal year, the Company began development work on wearable injector devices related to the First License Agreement, and recognized $0.2 million and $0.3 million in license revenue relating to the First License Fee for the three and six months ended December 31, 2016.  The Company will recognize the First License Fee ratably over the life of patents relating to the Company’s wearable injectors, which is expected to be through 2032.

2015

During the three and six months ended December 31, 2015, the Company recognized $2.1 million and $3.9 million  of revenue related to substantive milestones, respectively, as follows:

The Company recognized $1.2 million and $1.7 million of revenue during the three and six months ended December 31, 2015   pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $0.1 million was determined to be non-substantive and is being recognized on a straight line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

•	$0.5 million for development and delivery of additional human factor stimuli and a report on updated product requirements; and
•	$1.2 million for development and delivery of semi-functional prototypes and related feasibility, product requirement, and risk management reports.

The Company recognized $0.9 million and $1.5 million of revenue during the three and six months ended December 31, 2015 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.1million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

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

The Company recognized $0.0 million and $0.3 million of revenue during the three and six months ended December 31, 2015 pursuant to a feasibility agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon milestones. An initial up-front payment of $0.5 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months ended December 31, 2015 are as follows:

•	$0.3 million for development and delivery of a summary report related to testing and documentation activities.

There are no remaining substantive milestones under this agreement.

The Company recognized $0.0 million and $0.4 million of revenue during the three and six months ended December 31, 2015 pursuant to a master services and supply agreement with a customer related to substantive milestones that were completed and accepted. This agreement provides for certain customization and development activities for a drug delivery system to be performed for the customer and provides for payments to be made upon the completion of agreed-upon substantive milestones. An initial up-front payment of $1.0 million was determined to be non-substantive and is being recognized on a straight-line basis over the expected term of the agreement. The remaining milestones were determined to be substantive at the time the agreement was entered into. Substantive milestones that were achieved during the six months months ended December 31, 2015 are as follows:

•	$0.4 million for development and delivery of feasibility devices for testing;

The remaining substantive milestones as of December 31, 2015 are as follows:

•	$0.6 million for delivery of design transfer for the Device and the related filling equipment and fixtures; and

•	$0.3 million for commissioning of the pilot line.

During the three and six months ended December 31, 2015, the Company recognized $2.4 million and $3.8 million in revenue related to services rendered on a time and materials basis, proportional performance method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services.

13. Changes in Board of Directors

On October 28, 2016 the Board appointed Rosemary A. Crane and Duane DeSisto to serve as members of the Board.

William Galle did not seek re-appointment to the Board at the Company’s 2016 annual meeting of stockholders and therefore resigned from the Board effective as of December 15, 2016.

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

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis for the periods presented:

		Basis of Fair Value Measurement
	Total Fair Value Measurements	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016:
Royalty agreement liability	$5,464	$—	$—	$5,464
Warrant liability	2,147	—	—	2,147
Derivative liability	457	—	—	457
June 30, 2016:
Royalty agreement liability	$5,120	$—	$—	$5,120
Warrant liability	3,351	—	—	3,351
Derivative liability	347	—	—	347

The following table presents the changes in the fair value of the level 3 financial instruments for the six months ended December 31, 2016.

	Royalty Agreement liability	Warrant Liability	Derivative Liability
June 30, 2016	$5,120	$3,351	$347
Cash payments	(41)	—	—
Liability recognized on new debt issued during period	—	—	172
Increase (decrease) in liability	385	(1,204)	(62)
December 31, 2016	$5,464	$2,147	$457

Following is a description of the valuation methodologies used to measure the royalty agreement liability, the warrant liability, and the derivative liability. There have been no changes in the methodology used during the six months ended December 31, 2016.

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

Other Financial Instruments

The carrying amount of the Company’s cash equivalents, which includes certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term maturities of these items. The estimated fair value of the Company’s debt approximates its carrying value based upon the terms that the Company would currently be able to receive for similar instruments of comparable maturity.

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

The charges, except as noted above, were included in selling, general and administrative expenses. The following table summarizes the liability and costs paid or settled in connection with the sublease, along with total charges expected to be incurred and cumulative charges incurred to date:

Sublease Costs
(In thousands)
Liability balance as of June 30, 2016	$—
Initial liability measurement	909
Costs incurred and charges to expenses	17
Costs paid or settled	(206)
Liability balance as of December 31, 2016	$720
Total charges expected to be incurred	$1,599
Cumulative charges incurred to date	$1,310

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

For the six months ended December 31, 2015, under Mr. Shortall’s direction, the Company accepted a check from Mr. Shortall in the aggregate amount of approximately $6,000 and disbursed the same amount of funds to Mr. Shortall’s designee but did not deposit such check from Mr. Shortall until nineteen days after the Company’s disbursement of the funds. The Company believes such transaction constituted a loan from the Company to Mr. Shortall. There were no such transactions for the three and six month periods ended December 31, 2016, or for the three months period ended December 31, 2015.

Bosnjak Loan Payments and Unreimbursed Personal Expenses

For the six months ended December 31 2015, Mr. Shortall caused approximately $12,000 in Company funds to be transmitted to a third party on behalf of Mr. Bosnjak which had no business purpose for the Company. The Company believes that these payments constituted loans from the Company to Mr. Bosnjak, and the Company is evaluating potential actions to recover these funds. The collection of such amounts was uncertain and the Company recorded approximately $12,000, as Selling, General and Administrative Expense in the six months ended December 31, 2015. There were no such transactions for the three and six month periods ended December 31, 2016, or for the three month period ended December 31, 2015.

For the three and six months ended December 31, 2015, Mr. Shortall caused the Company to pay for personal expenses of which approximately $200 and $600, respectively were  not repaid to the Company (the “Unreimbursed Personal Expenses”). The Company believes the Unreimbursed Personal Expenses constituted loans from the Company to Mr. Shortall, and the Company has demanded repayment of the Unreimbursed Personal Expenses. The collection of such amounts was uncertain and the Company recorded approximately $200 and $600 as Selling, General and Administrative Expense in the three and six months ended December 31, 2015. There were no such transactions for the three and six month periods ended December 31 2016.

Advanced Withholding Payments

In July 2015, in connection with the vesting of restricted shares of the Company’s common stock, the Company paid associated withholding taxes on behalf of two executive officers, its Vice President of Quality and Regulatory Affairs and Chief Compliance Officer and its former President and Chief Operating Officer, in an aggregate amount of approximately $126,000 prior to being reimbursed by such executive officers. Such executive officers repaid the Company in full within a range of 18 to 28 days from the date of the withholding payment and before September 30, 2015. The Company believes such advances constituted loans.  There were no such loans during the three and six months ended December 31, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Unilife Corporation:

We have reviewed the consolidated balance sheet of Unilife Corporation and subsidiaries as of December 31, 2016, the related consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended December 31, 2016 and 2015, the related consolidated statement of stockholders’ deficit for the six-month period ended December 31, 2016, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Unilife Corporation and subsidiaries as of June 30, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated October 21, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 3 of Unilife Corporation’s audited consolidated financial statements as of June 30, 2016, and for the year then ended, discloses that the Company has incurred recurring losses from operations and has limited cash resources. Our auditors’ report on those consolidated financial statements dated October 21, 2016, includes an explanatory paragraph referring to the matters in note 3 of those consolidated financial statements, and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 3 of the Company’s unaudited interim consolidated financial statements as of December 31, 2016, and for the three- and six-month periods then ended, the Company has continued to incur losses from operations and has limited cash resources. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Harrisburg, Pennsylvania

February 9, 2017

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

Investigation

On May 8, 2016, the Company announced an investigation into violations of the Company’s policies and procedures and possible violations of law and regulation by the Company’s former Chief Executive Officer, Alan Shortall, whose employment with the Company ceased on March 11, 2016, and its former Chairman, Jim Bosnjak, who resigned from the Company’s Board of Directors (the “Board”) on August 24, 2015 (the “Investigation”).  The Board established a Special Committee to oversee the Investigation.  Independent counsel conducted the Investigation with the assistance of an advisory firm with forensic accounting expertise. The Investigation was completed on October 7, 2016 and did not identify any material financial loss to the Company.

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

On October 27, 2016:

•

William Galle notified the Company that he was not seeking re-appointment to the Board and was therefore resigning from the Board effective as of the date of the Company’s 2016 annual stockholder meeting, which was held on December 15, 2016.

On October 28, 2016:

•	the Board appointed Rosemary A. Crane and Duane DeSisto to serve as members of the Board.

Investigation and Litigation Related to the Investigation

The Company has reported the final results of the Investigation to the U.S. Securities and Exchange Commission (the “SEC”) and to The NASDAQ Stock Market LLC (“NASDAQ”), and the Company continues to cooperate fully with the SEC with respect to the SEC’s ongoing investigation.  The SEC or other external parties could request further documents and information from the Company.  The Company and certain of its current and former directors and officers have also been named as defendants in a number of lawsuits filed in connection with the Investigation.  For information concerning the SEC’s ongoing investigation and such lawsuits, see Part II, Item 1. “Legal Proceedings” of this December 2016 Form 10-Q.

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

In the event that the Company does not regain compliance with the minimum MVLS listing requirement on or before April 17, 2017, NASDAQ will provide the Company with written notification that its securities are subject to delisting.  At that time, the Company would be permitted to appeal the delisting determination to a NASDAQ Hearings Panel or apply to transfer its common stock to The NASDAQ Capital Market (provided that it satisfied the requirement for continued listing on that market). A transfer of the Company’s common stock to The NASDAQ Capital Market may impact the ability of certain stockholders to retain their holdings in the Company.

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

Other Events

In February 2016, the Company and Unilife Medical Solutions, Inc., a wholly owned subsidiary of the Company (“Unilife Medical Solutions” and, together with the Company, the “Company Parties”) entered into a Securities Purchase Agreement (the “Counterparty SPA”) with Amgen Inc. (the “Counterparty”), pursuant to which the Counterparty agreed to purchase from the Company Parties a new series of 6% Senior Secured Convertible Notes Due 2023 in the aggregate original principal amount of up to $55.0 million (the “Notes”). Pursuant to the Counterparty SPA, the Notes were to be issuable in up to three separate closings.  The Company issued to Counterparty the first Note in the aggregate original principal amount of $30.0 million in February 2016, and Counterparty paid to the Company $30.0 million in exchange therefor. Pursuant to the Counterparty SPA, the Counterparty originally was entitled to purchase two additional Notes in January 2017 (the “2017 Convertible Note”) and January 2018 (the “2018 Convertible Note”) in the amounts of $15.0 million and $10.0 million respectively.

On October 24, 2016, the Company Parties and the Counterparty entered into a letter agreement (the “October Counterparty Letter Agreement”), pursuant to which the Company Parties agreed to issue to the Counterparty on October 24, 2016, in accordance with the terms and conditions of the Counterparty SPA and the October Counterparty Letter Agreement, a portion of the 2017 Convertible Note ( the “Accelerated Convertible Note”) in the initial principal amount of $10.0 million plus a $0.6 million financing fee (the “Financing Fee”), for an aggregate initial principal amount of $10.6 million. In consideration for issuing the Accelerated Convertible Note, the Counterparty paid to the Company $10.0 million on October 24, 2016.

On December 20, 2016, the Company issued the remaining portion of the 2017 Convertible Note in the aggregate principal amount of $5.0 million (the “December 2016 Convertible Note”) and the Counterparty paid to the Company $5.0 million in exchange therefor.

Pursuant to the Counterparty SPA, the Counterparty is entitled to purchase an additional Note in January 2018 in the amount of $10.0 million (the “2018 Convertible Note”). The 2018 Convertible Note will continue to be issuable in January 2018 by the Company Parties to the Counterparty in accordance with the terms and conditions of the Counterparty SPA. There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2018 Convertible Note.

In December 2016, the Company announced that it had listed its York, Pennsylvania facility for sale due to unused capacity as a result of focusing on its wearable injector products.

Key Factors Affecting Performance and Financial Condition

We are party to several agreements with our customers, including customers with whom we have entered into customization, development and/or supply agreements. The customization, industrialization and development fees and other payments received from customers in connection with these agreements and development programs accounted for the majority of our revenue during the three and six months ended December 31, 2016.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2016 and the six months ended December 31, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary injectable drug delivery systems to pharmaceutical and biotechnology customers. Historically, we have funded our operations primarily from a combination of term loans, convertible notes, equity issuances, borrowings under our bank mortgages, and payments from various customers. See “Liquidity and Capital Resources Discussion” below.

Revenue

Our revenue is currently generated from customization, industrialization, development and licensing fees (many of which are recognized on the milestone basis of accounting). Customization, industrialization, development and licensing fees accounted for substantially all of our consolidated revenue for the three and six months ended December 31, 2016.  We expect that the Company’s revenue will continue to fluctuate on a quarter to quarter basis.

Operating Expenses

Our operating expenses are decreasing primarily as a result of the cost reduction initiatives put in place in fiscal year 2016 and our strategic decision to focus primarily on our wearable injector customers. Additionally, during the six months ended December 31, 2016, we reduced our headcount by approximately 10 employees.  Such headcount reductions are expected to reduce annual operating costs by approximately $0.6 million. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers. The operating expenses decrease is partially offset by an increase in professional fees incurred in connection with the Investigation.

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

Change in fair value of financial instruments

Change in fair value of financial instruments includes the change in the Royalty Agreement (defined below) liability, the Warrant liability, the Derivative liability, and the Preferred stock conversion liability, which are marked to fair value on a quarterly basis.

Net loss

Net loss includes the results from revenue recognized during the period after deducting all operating and non-operating expenses.

Results of Operations

The following table summarizes our results of operations for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenue	$2,340	$4,499	$4,053	$7,686
Operating expenses:
Research and development	5,701	10,533	12,504	26,537
Selling, general and administrative	6,089	8,774	14,267	18,002
Depreciation and amortization	996	1,422	2,686	2,965
Total operating expenses	12,786	20,729	29,457	47,504
Operating loss	(10,446)	(16,230)	(25,404)	(39,818)
Interest expense	4,488	1,872	8,774	3,556
Change in fair value of financial instruments	380	7,325	(881)	7,927
Other income, net	(5)	(4)	(15)	(14)
Net loss	$(15,309)	$(25,423)	$(33,282)	$(51,287)
Net loss per share:
Basic and diluted net loss per share	$(0.92)	$(1.98)	$(2.00)	$(4.05)

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Revenue. Revenue for the three months ended December 31, 2016 decreased by $2.2 million, or 48.0%, as compared to the three months ended December 31, 2015. During the three months ended December 31, 2016, we recognized approximately $0.6 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Also, during the three months ended December 31, 2016, we recognized $1.5 million in revenue related to services rendered on a time and materials basis, proportional performance method, the completed contract method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. Also, during the three months ended December 31, 2016, we recognized $0.2 million of license revenue.  During the three months ended December 31, 2015, we recognized approximately $2.1 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Also during the three months ended December 31, 2015, we recognized $2.4 million in revenue related to services rendered on a time and materials basis, proportional performance method, and/or straight line basis over the requisite service period  pursuant to customer agreements to provide various customization and development services. The decrease in revenue is primarily related to timing of achievement of milestones under customer programs. Our revenue is expected to continue to fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses for the three months ended December 31, 2016 decreased by $4.8 million, or 45.9%, as compared to the three months ended December 31, 2015 primarily due to decreased employee costs of $2.3 million, decreased tooling, prototype, and material costs of $1.5 million, decreased share-based compensation of $0.7 million, decreased travel costs of $0.1 million and decreased other costs of $0.2 million. The decrease in research and development expenses during the current period is related to cost reduction initiatives implemented since September 2015 and our strategy to focus primarily on our wearable injector business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2016 decreased by $2.7 million, or 30.6%, as compared to the three months ended December 31, 2015 primarily due to decreased share-based compensation of $1.5 million, decreased employee costs of $0.5 million, decreased legal costs of $0.5 million, and decreased other costs of $0.2 million.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended December 31, 2016 decreased by $0.4 million, or 30%, as compared to the three months ended December 31, 2015 primarily as a result of a reduction of equipment due to the $26.6 million non-cash asset impairment charge we recorded in fiscal 2016.

Interest expense. Interest expense for the three months ended December 31, 2016 increased by $2.6 million, or 139.7%, as compared to the three months ended December 31, 2015 primarily attributable to interest on the OrbiMed Financing ($1.2 million) and the Convertible Note ($0.7 million), and a decrease in capitalized interest ($0.7 million).

Change in fair value of financial instruments. Change in fair value of financial instruments for the three months ended December 31, 2016 decreased by $6.9 million as compared to the three months ended December 31, 2015. A decrease of $4.3 million is related to the conversion of preferred stock in fiscal 2016. A decrease of $2.8 million is related to the change in the fair value of the royalty liability in connection with the OrbiMed Financing which is revalued each quarter. An increase of $0.3 million is due to the remeasurement of the warrant liability due to a decrease in the Company’s share price.  A decrease of $0.1 million is related to a decrease in the Company’s share price.

Net loss and net loss per share. Net loss during the three months ended December 31, 2016 and 2015 was $15.3 million and $25.4 million, respectively. The decrease in net loss is primarily due to the decrease in operating expenses and change in fair value of instruments offset by a decrease in revenue and an increase in interest expense. Basic and diluted net loss per share was $0.92 and $1.98 on weighted average shares outstanding of 16,698,329 and 13,377,229, respectively. The increase in the weighted average shares outstanding was primarily due to conversions of preferred shares under the Preferred Stock Purchase Agreement.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

Revenue. Revenue for the six months ended December 31, 2016 decreased by $3.6 million, or 47.3%, as compared to the six months ended December 31, 2015. During the six months ended December 31, 2016, we recognized approximately $1.0 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Also, during the six months ended December 31, 2016, we recognized $2.7 million in revenue related to services rendered on a time and materials basis, proportional performance method, the completed contract method and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. Also, during the six months ended December 31, 2016, we recognized $0.3 million of license revenue.  During the six months ended December 31, 2015, we recognized approximately $3.9 million of revenue related to substantive milestones that were completed during the period pursuant to customer agreements to provide customization and development services, clinical support services, collaborative research activities and testing support services. Also during the six months ended December 31, 2015, we recognized $3.8 million in revenue related to services rendered on a time and materials basis, proportional performance method, and/or straight line basis over the requisite service period pursuant to customer agreements to provide various customization and development services. The decrease in revenue is primarily related to timing of achievement of milestones under customer programs. Our revenue is expected to continue to fluctuate on a quarter to quarter basis.

Research and development expenses. Research and development expenses for the six months ended December 31, 2016 decreased by $14.0 million, or 52.9%, as compared to the six months ended December 31, 2015 primarily due to decreased employee costs of $5.4 million, decreased tooling, prototype, and material costs of $4.1 million, decreased share-based compensation of $1.7 million, decreased third party contracting costs of $1.5 million, decreased travel costs of $0.4 million and decreased other costs of $0.9 million. The decrease in research and development expenses during the current period is related to cost reduction initiatives implemented since September 2015 and our strategy to focus primarily on our wearable injector business.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended December 31, 2016 decreased by $3.7 million, or 20.7%, as compared to the six months ended December 31, 2015 primarily due to decreased share-based compensation of $3.1 million, decreased employee costs of $1.1 million, decreased consulting costs of $0.2 million, decreased travel costs of $0.2 million, and decreased other costs of $0.9 million offset by increased accounting fees of $1.0 million and the $0.8 million non-cash charge relating to the sublease of a portion of its King of Prussia facility. The increased accounting fees are primarily related to the Investigation.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended December 31, 2016 decreased by $0.3 million, or 9.4%, as compared to the six months ended December 31, 2015 primarily as a result of a reduction of equipment due to the $26.6 million non-cash asset impairment charge we recorded in fiscal 2016 offset by $0.6 million accelerated depreciation of fixed assets related to the Subleased Portion.

Interest expense. Interest expense for the six months ended December 31, 2016 increased by $5.2 million, or 146.7%, as compared to the six months ended December 31, 2015 primarily attributable to interest on the OrbiMed Financing ($2.6 million) and the Convertible Notes ($1.2 million), and a decrease in capitalized interest ($1.3 million).

Change in fair value of financial instruments. Change in fair value of financial instruments for the six months ended December 31, 2016 decreased by $8.8 million as compared to the six months ended December 31, 2015. A decrease of $4.3 million is related to the conversion of preferred stock in fiscal 2016. A decrease of $3.2 million is related to the change in the fair value of the royalty liability in connection with the OrbiMed Financing which is revalued each quarter. A decrease of $1.2 million is due to the remeasurement of the warrant liability due to a decrease in the Company’s share price.  A decrease of $0.1 million is related to an increase in the derivative liability due to an increase in the amount of the Convertible Notes.

Net loss and net loss per share. Net loss during the six months ended December 31, 2016 and 2015 was $33.3 million and $51.3 million, respectively. The decrease in net loss is primarily due to the decrease in operating expenses and change in fair value of instruments offset by a decrease in revenue and an increase in interest expense. Basic and diluted net loss per share was $2.00 and $4.05 on weighted average shares outstanding of 16,672,595 and 12,915,014, respectively. The increase in the weighted average shares outstanding was primarily due to conversions of preferred shares under the Preferred Stock Purchase Agreement.

Liquidity and Capital Resources

As of December 31, 2016, the Company’s unaudited cash balance was approximately $12.0 million, including $2.7 million of restricted cash, and the book value of our debt was $126.1 million. As of December 31, 2016, the Company also had a working capital deficit of $3.1 million. Under the Company’s debt facilities, the Company was required to have a cash and restricted cash balance of $5.4 million at December 31, 2016 and a cash and restricted cash balance of $5.3 million at January 31, 2017.

The Company incurred recurring losses from operations as well as negative cash flows from operating activities during fiscal year 2016, and the three and six months ended December 31, 2016, and anticipates incurring additional losses and negative cash flows until such time that it can generate sufficient revenue from the sale, customization, or exclusive use and licensing of its proprietary injectable drug delivery systems to pharmaceutical and biotechnology customers. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order for the Company to continue operations for the next 12 months and to be able to discharge its liabilities and commitments in the normal course of business, the Company intends to take the steps delineated under “Fundraising Efforts” below to address its cash requirements, the success of which is largely beyond the Company’s control, and the Company has otherwise taken the steps outlined in this “Liquidity and Capital Resources” section.

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

On December 20, 2016, the Company issued the remaining portion of the 2017 Convertible Note in the aggregate principal amount of $5.0 million (December 2016 Convertible Note) and the Counterparty paid to the Company $5.0 million in exchange therefor.  There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2018 Convertible Note. The Notes are convertible at the Counterparty’s election into shares of common stock at any time prior to February 22, 2023, at a price per share that is 90% of the volume weighted average price of such shares during the 20 trading days preceding the applicable conversion date, subject to a floor price of $12.50 per share (the “Conversion Rate Floor Price”). The Conversion Rate Floor Price under each of the Notes is subject to customary adjustments for certain capital events.

OrbiMed Financing

On February 22, 2016, in connection with the formation of the strategic collaboration with the Counterparty, Unilife Medical Solutions entered into an Eighth Amendment (the “Eighth Amendment to the Credit Agreement”) to the Credit Agreement, dated March 12, 2014, by and between ROS Acquisition Offshore LP (the “Lender”), an affiliate of OrbiMed Advisors, and Unilife Medical Solutions (the “Credit Agreement,” and, as amended the “Amended Credit Agreement” or the “OrbiMed Financing”). Pursuant to and subject to the terms of the Eighth Amendment to the Credit Agreement, the Lender agreed to: (i) defer all obligations of Unilife Medical Solutions to pay interest to the Lender for the period from January 1, 2016 through February 22, 2018  at the rate specified in the Amended Credit Agreement, which interest will be added to the outstanding principal amount of the loan on the last day of each interest period; (ii) enable the Counterparty to take a security interest in certain inventory and intellectual property assets related to a specific device licensed to the Counterparty; and (iii) remove the minimum cash receipts covenant for all future periods. In addition, on February 22, 2016, Unilife Medical Solutions entered into the Sixth Amendment to the Royalty Agreement (as amended, the “Royalty Agreement,”) with Royalty Opportunities S.A.R.L. (“ROS”). Pursuant to and subject to the terms of the Sixth Amendment to the Royalty Agreement, ROS agreed to waive any rights to royalty payments otherwise payable as a result of the License Fee and the proceeds of the Notes with the Counterparty, and to defer royalty payments payable on revenues received by the Company from the Counterparty until after the end of the first fiscal quarter in which the Company sells a commercial quantity of devices developed for the Counterparty.

Cost Reduction Initiatives

As previously announced, the Company has focused the business primarily on active and new customer programs in its portfolio of wearable injector systems. This primary focus on wearable injectors is expected to enhance operating efficiencies and better position the Company to take advantage of commercial opportunities within the fast-growing market for wearable injectors. In connection with this new focus, the Company has been evaluating the prospects of its non-wearable injector customer programs and attempting to negotiate terminations of certain non-wearable injector customer contracts.

The Company has separate contracts with one customer for its prefilled syringes and wearable injectors.  In connection with the prefilled syringe contract with such customer, the Company previously received $10.0 million which may be refundable to the customer, including for termination for certain events and is therefore recorded in long-term deferred revenue. Although this $10.0 million is not yet refundable, the Company and the customer are amicably negotiating the potential termination of the contract and the potential repayment to the customer of all or a portion of the $10.0 million potentially through a long-term financial instrument.  The outcome of these negotiations is still uncertain.

During the six months ended December 31, 2016, we reduced our headcount by approximately 10 employees.  Such headcount reductions are expected to reduce annual operating costs by approximately $0.6 million. We do not believe that these cost reduction initiatives will negatively impact our ability to serve our customers.

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

Fundraising Efforts

The Company’s ability to raise capital will be limited and there can be no assurance that financing will be available when needed. The Company will not be able to obtain financing through offerings of its securities registered under the Securities Act until the Company can prepare, file with the SEC, and cause to become effective a registration statement on Form S-1. We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3, cannot use our existing Form S-3 and will not become eligible to use Form S-3 until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. As a result, the Company will not be able to obtain financing under the Controlled Equity Offering Sales Agreement that the Company entered into with Cantor Fitzgerald & Co. on July 29, 2015 (the “New Sales Agreement”) or the equity purchase agreement that the Company entered into with Lincoln Park Capital Fund, LLC (“LPC”) on July 29, 2015 (the “LPC Purchase Agreement”) at least until the Company is eligible to register the offer and sale of our securities using a registration statement on Form S-3.

Pursuant to the Counterparty SPA, the Counterparty may purchase up to an additional $10.0 million in Notes in January 2018. See note 9 “Long-Term Debt – Senior Secured Convertible Note” for more information regarding the Notes. There can be no assurance as to when or if the Counterparty will purchase all or any part of the 2018 Convertible Note.

The Company has also engaged a financial advisory firm to further assist with fundraising efforts. There is no assurance that the financial advisory firm will be successful in these efforts. This process could result in any number of alternatives, which are likely to be highly dilutive to Company stockholders. There is no assurance that the Company will be successful in these efforts or, if successful, that the Company will be able to obtain favorable terms.

The Company believes its existing cash at December 31, 2016 will provide the Company with sufficient liquidity to fund the Company’s operations into March 2017 without falling below its minimum cash balance requirement under the Company’s debt facilities of $5.1 million.  The Company believes that any potential proceeds from fundraising efforts, the potential issuance of the 2018 Convertible Note, potential customer cash receipts, and potential proceeds from business development discussions will provide the Company with enough liquidity to fund its operations for the next twelve months. However, there can be no assurance that any cash from fundraising efforts, if successful, the potential issuance of the 2018 Convertible Note, potential customer cash receipts, and potential proceeds from business development discussions will be available when needed, as such sources of liquidity largely are beyond the Company’s control.  If we are unable to obtain financing when needed, we may be in default under one or more of our debt obligations unless we are able to obtain waivers from our lenders. A breach of any of the covenants related to our debt instruments could result in a higher rate of interest to be paid or the lenders could elect to declare all amounts outstanding under the applicable agreements to be immediately due and payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Under the circumstances, we also would be unable to pay our other obligations as they come due, which could prompt our creditors to pursue other remedies. These factors continue to raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table summarizes our cash flows during the six months ended December 31, 2016 and 2015:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,273)	$(13,719)
Investing activities	(482)	(6,750)
Financing activities	14,366	26,138

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended December 31, 2016 was $23.3 million compared to $13.7 million during the six months ended December 31, 2015. The increase in net cash used in operating activities was primarily due to a decrease in deferred revenue, accounts payable, and accrued expenses; partially offset by a decrease in operating expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended December 31, 2016 and 2015 was $0.5 million and $6.8 million, respectively.  The decrease in net cash used in investing activities is primarily due to our focus on wearable injector products which require less capital investment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2016 was $14.4 million compared to $26.1 million during the six months ended December 31, 2015.

During the six months ended December 31, 2016, we issued $15.0 million in Notes, net of financing fee, offset by $0.3 million in principal debt repayments and royalty payments and a $0.3 million increase in restricted cash.

During the six months ended December 31, 2016, the Company made non-cash repayments totaling $2.3 million towards the balance of the Outstanding Counterparty Notes.  The repayments were for credits relating to development and customization fees.

During the six months ended December 31, 2015, we received $9.9 million in net proceeds in conjunction with the Third Amendment to the Credit Agreement, $9.4 million in net proceeds from the issuance of common stock from our New Sales Agreement with Cantor Fitzgerald & Co. and our Purchase Agreement with LPC, $7.2 million in net proceeds from the issuance of preferred shares under the Preferred Stock Purchase Agreement, $0.6 million in proceeds from borrowings from our former CEO, which was partially offset by $0.6 million in principal debt repayments and royalty payments and $0.3 million dividend payment associated with the conversion of preferred stock.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt and related interest	$220,201	$1,557	$20,268	$102,354	$96,022
Operating leases	7,058	1,247	2,528	2,618	665
Purchase obligations	189	189	—	—	—
Total contractual obligations	$227,448	$2,993	$22,796	$104,972	$96,687
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

As previously disclosed in the Company’s 2016 10-K, the Company’s current management discovered violations of Company policies and procedures and possible violations of laws and regulations by Alan Shortall, the Company's former Chief Executive Officer, and Jim Bosnjak, the Company’s former Chairman and member of the Company’s Board of Directors (“Board”).  Mr. Shortall’s employment with the Company ceased on March 11, 2016, and Mr. Bosnjak resigned from the Board on August 24, 2015.  The Board established a Special Committee to oversee an independent investigation.  External counsel conducted the investigation with the assistance of an advisory firm with forensic accounting expertise (the “Investigation”).  The Investigation did not identify any material financial loss to the Company.

The Company carried out an evaluation, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2016.  Due to the material weaknesses in internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting” below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, and were not operating at a reasonable assurance level as of December 31, 2016.

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

Management, under the supervision of the Company’s CEO and CFO, and oversight of the Board, conducted an assessment of the effectiveness of internal control over financial reporting.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework (the “COSO 2013 Framework”).  Management has determined the following material weaknesses existed at December 31, 2016:

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

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.  Accordingly, we concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

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

•

The Company has increased communication and training to employees and the Board regarding the ethical values of the Company and the requirement to comply with laws, rules, regulations, and Company policies, including the Business Conduct Policy and Insider Trading Policy, and the importance of accurate and transparent financial reporting. In addition, the Company has revised its process to ensure that all employees annually confirm compliance with the Company’s Business Conduct Policy and that deviations are identified and timely remediated.

•

The Company will implement a regularly recurring risk assessment process focused on identifying and analyzing risks of financial misstatement due to error and/or fraud, including management override of controls.

•

Under the supervision of the Board, the Company has emphasized to key leadership the importance of setting appropriate tone at the top and of appropriate behavior with respect to accurate financial reporting and adherence to the Company’s internal control over financial reporting framework and accounting policies.

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

•

The Company has updated its policies and procedures to require the identification of related party transactions, transactions with senior executives, and to enhance the review and approval for these types of transactions and ensure their disclosure; and has trained all employees on such updated policies.

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

•

The Company has designed and documented its general information technology controls specifically, program change controls, user access controls designed to restrict IT and financial users’ access and monitoring controls designed to actively monitor program changes and user access activities.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the Company is or was involved in the following legal proceedings.  A former employee, Talbot Smith, who was terminated for cause by the Company, filed a civil complaint in the United States District Court of the Eastern District of Pennsylvania on August 30, 2013, and an amended complaint on March 5, 2014, alleging that he was wrongly terminated in retaliation for making allegations about the Company’s compliance practices. Following the discovery process, Mr. Smith dismissed his claims against the Company with prejudice. In connection with the resolution and dismissal of the action, Mr. Smith agreed to make a payment to the Company to settle counter claims the Company had brought against him. Mr. Smith received no payment as part of the resolution and dismissal of his claims against the Company, his attorney received a reduced portion of her fees from the Company’s insurer, and the matter is now concluded.

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

On September 14, 2015, Unilife Medical Solutions was served with a complaint filed in the Superior Court of the State of Connecticut by Biodel, Inc. (“Biodel”) seeking (1) to temporarily enjoin Unilife Medical Solutions from entering into a transaction that would jeopardize the Company’s ability to perform its obligations under the Customization and Commercial Supply Agreement effective April 8, 2013 (as amended, the “First Biodel Agreement”) between Biodel and Unilife Medical Solutions; and (2) damages under the Connecticut Unfair Trade Practices Act. Biodel alleged that Unilife Medical Solutions had engaged in unfair and deceptive trade practices by purportedly misrepresenting its ability and willingness to satisfy its obligations under the First Biodel Agreement and requesting additional payments from Biodel to satisfy the Company’s obligations. Additionally, Biodel filed a demand for arbitration with the American Arbitration Association (AAA) asserting that Unilife Medical Solutions had breached its obligations relating to the timing and scope of its performance under the First Biodel Agreement. The Company filed counterclaims in the arbitration for commercial disparagement and breach of the confidentiality provisions of the agreement.

On September 2, 2016, Biodel, the Company and Unilife Medical Solutions entered into an Asset Purchase and License Agreement (the “Second Biodel Agreement”) which provides: (a) for the termination of the First Biodel Agreement; (b) for the grant of an exclusive license for a six-month term to the intellectual property rights related to the Unilife mixing device; (c) a six-month term during which Biodel can exercise an option (the “Option”) to purchase certain assets associated with the First Biodel Agreement for $1.5 million (the “Potential Asset Sale”) and extend Biodel’s license, for fees based on intellectual prosecution and maintenance costs determined on an annual basis; (c) dismissal, with prejudice, of all active proceedings in connection with the litigation and arbitration proceedings pending between Biodel and Unilife Medical Solutions.  Under the Second Biodel Agreement, each party also releases the other party of all liability, waives all claims with prejudice, and forever holds the other party harmless from any damages arising out of relating to the First Biodel Agreement. Biodel and Unilife Medical Solutions each paid their respective attorneys’ fees and Unilife Medical Solutions paid no monetary amount to Biodel in connection with this resolution.  To date, Biodel has not exercised the Option.

On March 24, 2016, Edward Fine filed a complaint against the Company and Unilife Medical Solutions Limited (“UMSL”) in the Superior Court of New Jersey.  The complaint alleges that the Company and UMSL are in breach of contract and have been unjustly enriched as a result of UMSL’s failure to pay certain required payments under a consultancy agreement between Mr. Fine and

UMSL.  Pursuant to the complaint, Mr. Fine is seeking monetary damages in the amount of $288,000 in the aggregate. The Company believes that Mr. Fine’s claims and demands for relief are wholly without merit and the Company is vigorously defending the action.  On August 15, 2016, we filed an Answer, Affirmative Defenses and Counterclaims, wherein we asserted counterclaims against Mr. Fine for fraud, civil conspiracy, unjust enrichment, breach of contract, and breach of the implied covenant of good faith and fair dealing arising out of Mr. Fine’s role in certain previously disclosed transactions involving Mr. Fine and Jim Bosnjak, the Company’s former Chairman of the Board.  On September 23, 2016, Mr. Fine filed an Answer and Affirmative Defenses to the Company’s counterclaims. For additional information regarding the previously disclosed transactions, see the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2016 under the heading the “Bosnjak Loan Payments and Unrepaid Personal Expenses.”  This action is currently in a 450-day discovery period which commenced on July 29, 2016.

On May 26 and 27, 2016, two putative class actions were filed in the United States District Court for the Southern District of New York alleging that in violation of Rule 10b-5 and Section 20(a) of the Exchange Act, the Company and six individual defendants made false and/or misleading statements and/or failed to disclose: (1) that the Company’s former CEO and former Chairman of the Board of Directors had violated the Company’s policies and procedures and had engaged in violations of law and regulations; (2) that the Company lacked adequate internal controls over accounting and financial reporting; (3) that, as a result, the Company would be unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2016 by the prescribed filing deadline; and (4) that, as a result of the foregoing, the Company’s financial statements, as well as its statements about the Company’s business, operations, and prospects, were false and misleading and/or lacked a reasonable basis.  The putative class actions were brought on behalf of purchasers of the Company’s securities between February 3, 2014 and May 23, 2016.  On August 24, 2016, the Court consolidated the two actions, appointed lead plaintiffs and lead counsel, and set a deadline of October 24, 2016 for Plaintiffs to file an amended complaint. The plaintiffs filed an amended complaint on October 24, 2016 expanding the class to purchasers of the Company’s securities between November 9, 2011 and July 28, 2016, dropping three of the original individual defendants as named defendants and making additional allegations related to matters the Company disclosed in connection with the Investigation. In accordance with a scheduling order issued by the Court on December 12, 2016, Plaintiffs filed a second amended complaint on December 14, 2016 that, among other things, included allegations relating to the Company’s October 24, 2016 and November 14, 2016 SEC filings.  In February 2017, the parties reached an agreement-in-principle to fully resolve all claims that were asserted or could have been asserted in the lawsuit.  An insurer for the Company has agreed to pay the full amount of the proposed settlement.  The proposed settlement is subject to definitive documentation and court approval.  If the proposed settlement is not consummated, the Company intends to vigorously contest this lawsuit. The Company has recorded a receivable from its insurance carrier and a liability to the claimants for $4.4 million, which is included in prepaid and other current assets and accrued expenses on the consolidated balance sheet at December 31, 2016 related to this matter.

On July 11, July 28, and August 1, 2016, respectively, derivative complaints were filed in the Court of Common Pleas in York County, Pennsylvania against 11 current or former directors and/or officers, alleging (i) breach of their fiduciary duties, (ii) unjust enrichment, (iii) abuse of control, (iv) gross mismanagement, and (v) corporate waste.  The complaints allege, among other things, that the individual defendants breached the fiduciary duties they owed to the Company by (1) grossly mismanaging the Company and perpetuating a variety of self-serving schemes to benefit themselves and other interested parties and (2) making and/or causing the Company to make false/misleading statements or omissions of fact in its public disclosures.  The complaints further allege that as a result of this alleged conduct, the Company will lose and expend millions of dollars.  On January 11, 2017, a derivative complaint was filed in the United States District Court for the Southern District of New York against 11 current or former directors and/or officers that makes similar allegations to those asserted in the previously-filed derivative complaints. In February 2017, the parties reached an agreement-in-principle to fully resolve all claims that were asserted or could have been asserted in these lawsuits which includes the Company’s agreement to make certain modifications to its corporate governance and also a payment to plaintiffs’ attorneys’ for their fees, which an insurer for the Company has agreed to pay.  The proposed settlement is subject to definitive documentation and court approval.  If the proposed settlement is not consummated, the Company intends to vigorously contest these lawsuits. The Company has recorded a receivable from its insurance carrier and a liability to the claimants for $0.6 million, which is included in prepaid and other current assets and accrued expenses on the consolidated balance sheet at December 31, 2016 related to this matter.

On August 17, 2016, Kahle Automation, S.r.l. (“Kahle”) filed a complaint against Unilife Medical Solutions in the United States District Court for the District of New Jersey.  The complaint alleges that Unilife Medical Solutions breached contracts with Kahle for Kahle’s supply of automation systems for Unilife Medical Solutions’ Nexus and Finesse product lines.  Kahle seeks monetary damages of $4.2 million which includes alleged damages that we believe are not recoverable, such as $0.9 million for bank fees, and $0.8 million for lost profits.  Kahle also seeks injunctive relief enjoining Unilife Medical Solutions from using the Nexus System and requiring Unilife Medical Solutions to take delivery of work in process related to the Finesse System.  Unilife Medical Solutions disputes Kahle’s allegations that Unilife Medical Solutions terminated its agreement with Kahle for the Finesse System.  We intend to defend ourselves vigorously against these claims.

The Company believes that depending on the outcome, certain of these matters may have a material impact to the Company or its business. See Part I, Item 1A Risk Factors – “Matters relating to or arising from the Investigation, including regulatory proceedings, litigation and potential additional expenses, may adversely affect our business and results of operations” of the 2016 10-K.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Exhibit No.	Description of Exhibit	Included Herewith

10.1*	Letter Agreement, dated October 24, 2016, between Unilife Corporation, Unilife Medical Solutions, Inc. and Amgen Inc.	X

10.2*	6% Senior Secured Convertible Note Due 2023, dated October 24, 2016, in the amount of $10,600,000 issued by Unilife Corporation and Unilife Medical Solutions, Inc. to Amgen Inc.	X

10.3*	6% Senior Secured Convertible Note Due 2023, dated December 20, 2016, in the amount of $5,000,000 issued by Unilife Corporation and Unilife Medical Solutions, Inc. to Amgen Inc.	X

10.4	Ninth Amendment to the Credit Agreement, dated as of October 24, 2016, between Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto	X

10.5	Tenth Amendment to the Credit Agreement, dated as of December 20, 2016, between Unilife Medical Solutions, Inc., ROS Acquisition Offshore LP and the other Creditor Obligors party thereto	X

10.6+	Unilife Corporation Amended and Restated 2009 Stock Incentive Plan is incorporated by reference to Annex A of Unilife Corporation’s Proxy Statement on Form 14A filed October 28, 2016

15	Awareness Letter of Independent Registered Public Accounting Firm	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	X

32.1	Section 1350 Certification of the Chief Executive Officer	X

32.2	Section 1350 Certification of the Chief Financial Officer	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**

Attached as Exhibits 101 are the following financial statements from Unilife Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016, (ii) Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended December 31, 2016 and 2015, (iii) Unaudited Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015, and (v) Notes to Unaudited Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2017	UNILIFE CORPORATION

	By:	/s/ David C. Hastings
David C. Hastings
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)